Form 10-Q
period 2013-06-30
xG TECHNOLOGY, INC.
filed 2013-08-30
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 333-187094

xG Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-585-6795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 240 S. Pineapple Avenue, Suite 701

Sarasota, FL 34236

(Address of principal executive offices) (Zip Code)

(941) 953-9035

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of August 29, 2013 is 11,045,542.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2013

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Financial Statements

Unaudited Condensed Balance Sheets as of June 30, 2013 and December 31, 2012	2

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012	3

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012	4

Notes to Condensed Financial Statements	5

The Company’s unaudited condensed financial statements for the six months ended June 30, 2013 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$25	$271
Inventory	453	—
Prepaid expenses and other current assets	640	16
Total current assets	1,118	287
Property and equipment, net	1,560	1,725
Intangible assets, net	18,622	17,608
Total assets	$21,300	$19,620
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,165	$655
Accrued expenses	1,170	754
Accrued bonuses	2,633	2,633
Accrued interest and fees	79	—
Accrued interest and fees to related parties	946	1,169
Due to related party	2,316	1,098
Convertible bridge loan payable	1,577	—
Convertible bridge loan payable to related party	6,471	—
Convertible notes payable to related party	—	17,198
Total current liabilities	17,357	23,507
Convertible notes payable to related party	2,000	2,000
Total liabilities	19,357	25,507
Commitments
Stockholders' equity (deficit)
Series A Convertible Preferred Stock – $0.01 par value per share:
25,000,000 shares authorized, none issued or outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock – $0.00001 par value, 300,000,000 and 250,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 7,321,836 and 6,041,946 shares issued at June 30, 2013 and December 31, 2012, respectively	— *	— *
Additional paid in capital	133,828	118,247
Accumulated deficit	(131,863)	(124,112)
Treasury stock, at cost – 2,284 shares at June 30, 2013 and December 31, 2012, respectively	(22)	(22)
Total stockholders’ equity (deficit)	1,943	(5,887)
Total liabilities and stockholders' equity (deficit)	$21,300	$19,620

* Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-
Cost of revenue and operating expenses
General and administrative expenses	1,158	1,395	2,508	2,642
Development	1,352	838	2,999	1,899
Stock based compensation	201	134	336	108
Amortization and depreciation	435	517	870	1,027
Total cost of revenue and operating expenses	3,146	2,884	6,713	5,676
Loss from operations	(3,146)	(2,884)	(6,713)	(5,676)
Other (expense)
Interest expense, net	(424)	(107)	(1,038)	(194)
Loss before income tax provision	(3,570)	(2,991)	(7,751)	(5,870)
Income tax provision	-	-	-	-
Net loss	$(3,570)	$(2,991)	$(7,751)	$(5,870)

Basic and diluted net loss per share	$(0.49)	$(0.50)	$(1.15)	$(0.97)
Weighted average number of shares outstanding basic and diluted	7,319	6,033	6,723	6,025

 The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(7,751)	$(5,870)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	336	108
Share-based consulting and other services	34	143
Depreciation and amortization	870	1,027
Accretion of financing instruments	119	—
Amounts paid by affiliate on behalf of xG	—	1,339
Changes in assets and liabilities
Inventory	(453)	—
Other current assets	(362)	13
Accounts payable	1,510	6
Accrued expenses	168	(21)
Accrued interest and fees ($79 to related party)	1,110	397
Due to related party	1,218	—
Net cash used in operating activities	(3,201)	(2,858)
Cash flows from investing activities
Capital expenditures for property and equipment	(12)	(214)
Capitalization of intangible assets	(1,707)	(2,296)
Net cash used in investing activities	(1,719)	(2,510)
Cash flows from financing activities
Proceeds from convertible notes payable to related party	450	5,115
Proceeds from convertible bridge loan payable ($2,747 to related party)	4,224	—
Proceeds from exercise of options	—	2
Proceeds from issuance of common stock	—	400
Net cash provided by financing activities	4,674	5,517
Net (decrease) increase in cash	(246)	149
Cash, beginning of period	271	133
Cash, end of period	$25	$282
Supplemental cash flow disclosures of investing and financing activities
Conversion of notes payable	$15,000	$—
Principal, accrual interest and fees refinanced under the bridge loan	4,041	—
Debt discount recorded on bridge loan	336	—
Stock issued as payment for interest on convertible notes	90	90

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012 AND FOR THE
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

xG Technology, Inc. (the “Company”) is a Delaware corporation that has developed a broad portfolio of innovative intellectual property that we believe will enhance wireless communications. Our intellectual property is embedded in proprietary software algorithms designed to offer cognitive interference mitigation and spectrum access solutions to organizations in a wide variety of industries, including national defense and rural broadband, which represent the primary vertical markets that the Company is initially targeting.

Basis of Presentation

The accompanying unaudited financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the 2012 Financial Statements as filed on the Company's recent Registration Statement on Form S-1, declared effective by the U.S. Securities and Exchange Commission on July 18, 2013.

The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of expenses during the reported period. Ultimate results could differ from the estimates of management.

In the opinion of management, the unaudited financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2013 and the results of its operations and cash flows for the three and six months ended June 30, 2013 and 2012. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2013 may not be indicative of results for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid instruments, with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at costs and consist of bank deposits.

Property and Equipment

Property, plant, and equipment are presented at cost at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful asset lives, which range from three to seven years commencing the month following the purchase.

The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Inventory

Inventories are valued at the lower of cost or net realizable value determined on first-in-first out (“FIFO”) basis. Net realizable value represents the estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Costs in inventory are comprised of direct materials, direct labor and manufacturing overhead costs. The Company maintains a reserve for obsolescence and slow moving, defective or obsolete items as deemed necessary.

Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of ASC 360-10, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the six months ended June 30, 2013, no impairment losses were identified or recorded.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of the valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

ASC 740 provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable.

As of June 30, 2013, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statement of operations. The Company’s tax returns for the years ended 2010 through 2012 are subject to examination by the federal and state tax authorities.

Fair Value Measurements

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, must maximize the use of observable inputs and minimize the use of unobservable inputs.

This standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

• Level 1 - Quoted prices in active markets for identical assets or liabilities.

• Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

• Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments

The Company’s short-term financial instruments consist primarily of cash, inventory, accounts payable and accrued expenses. The carrying amount of debt, approximates fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same. The other aforementioned financial instruments approximate fair value due to their short-term maturities.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-based Compensation

The Company follows ASC 718, “Compensation – Stock Compensation”, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

The Company accounts for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with ASC 505-50 “Equity Based Payments to Non-employees".

Concentration of Risk

The Company does not have any off-balance-sheet concentrations of credit risk. The Company expects cash to be the single asset most likely to subject the Company to concentration of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of June 30, 2013, the Company maintained its cash in two financial institutions. The Company’s cash balances at June 30, 2013 and December 31, 2012 were fully insured. The Company has not experienced any losses in its bank accounts through June 30, 2013.

Intangible Assets

Capitalized software costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established and amortized on a straight-line basis over five years, beginning when the products are offered for sale or the enhancements are integrated into the products.

Management is required to use its judgment in determining whether capitalized software costs meet the criteria for immediate expense or capitalization, in accordance with Generally Accepted Accounting Principles (‘‘GAAP’’). The unamortized capitalized costs of a computer software product are compared to the net realizable value of that product and any excess is written off.

The Company’s proprietary software solutions operate in a fast changing industry that may generate unknown methods of detecting and monitoring disturbances that could render our technology inferior, resulting in the Company’s results of operations being materially adversely affected. The Company does, however, closely monitor trends and changes in technologies and customer demand that could adversely impact its competitiveness and overall success. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the capitalized software costs for our products may be reduced materially in the near term.

Costs incurred for product enhancements are charged to expense as research and development until the technological feasibility of the enhancement has been established. These enhancements are amortized on a straight line basis over the useful life of the product enhancement which is currently estimated to be five years beginning when the enhancements are integrated into the products that are offered for sale.

Our software is inherently complex and may contain defects and errors that are only detectable when the products are in use. Such defects or errors could have a serious impact on our end customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects in our software could adversely affect our ability and that of our customers to ship products on a timely basis as well as customer or licensee demand for our products. Any such delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers may also experience component or software failures or defects that could require significant product recalls, rework and/or repairs that are not covered by warranty reserves. The Company has entered into certain customer agreements that contain conditions including but not limited to Federal Communications Commission (“FCC”) authorization of our products. The Company is currently pursuing obtaining FCC authorization on our products. Our intellectual property is embedded in proprietary software algorithms that offer cognitive spectrum access and interference mitigation solutions.

Patents and licenses are measured initially at purchase cost and are amortized on a straight line basis over their useful lives which range between 18.5 to 20 years.

NOTE 2 - GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of June 30, 2013, the Company had negative working capital of approximately $16,240,000 and an accumulated deficit of approximately $131,863,000. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

On July 24, 2013, the Company closed its initial public offering for net proceeds to the Company after deducting underwriter discounts and offering expenses of $6,750,673. On August 19, 2013, the Company closed an over-allotment option for net proceeds to the Company, after deducting underwriter discounts, of $1,027,349. The Company believes that additional funding will be required to finance operations over the next twelve months in order to continue developing our product portfolio and commercialize our products for sale. As of August 29, 2013, the Company has a total backlog of $35,400,000. The ability to recognize revenue and ultimately cash receipts, on the existing backlog is contingent upon, but not limited to, receiving FCC equipment authorization and acceptable performance of the delivered equipment and services. The Company currently estimates that it will begin to fulfill orders associated with its backlog in the second half of 2013. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and to fulfill its existing backlog. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	June 30, 2013	December 31, 2012
Cost:
Furniture and equipment	3 – 7 years	$1,982,000	$1,970,000
Hardware	4 – 5 years	2,486,000	2,486,000
		4,468,000	4,456,000
Accumulated depreciation:		(2,908,000)	(2,731,000)
Property and equipment, net		$1,560,000	$1,725,000

Depreciation and amortization expense amounted to approximately $177,000 and $163,000 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses		Total
	Costs	A.A.	Cost	A.A.
Balance as of December 31, 2012	$12,226,000	$(1,261,000)	$12,272,000	$(5,629,000)	$17,608,000
Additions	1,698,000	—	8,000	—	1,707,000
Impairments	—	—	—	—	—
Amortization	—	(383,000)	—	(310,000)	(693,000)
Balance as of June 30, 2013	$13,924,000	$(1,643,000)	$12,280,000	$(5,939,000)	$18,622,000

The total cost basis of intangible assets at June 30, 2013 was $26.2 million which consists of $15.9 million of costs that are subject to amortization at June 30, 2013 and $10.3 million of costs that are not subject to amortization at June 30, 2013.

Software Development Costs:

At June 30, 2013 the Company has capitalized a total of $13.9 million of software development costs. Included in the capitalized costs is $3.9 million of development costs related to the BSN 250 base station and the TX70 handset which allowed the Company to offer for sale its voice and spectrum access solutions during 2011 as evidenced by the sales to the U.S. Army. Also included in the capitalized costs is $10.0 million of development costs related to the xAP, xMod and xMSC which will allow the Company to offer data and interference mitigation solutions that are not yet available for sale. Company recognized amortization of software development costs available for sale of $0.4 million for both the six months ended June 30, 2013 and 2012. These costs are being amortized over a five year period.

Patents & Licenses:

At June 30, 2013 the Company has capitalized a total of $12.3 million of patents & licenses. Included in the capitalized costs is $12.0 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.3 million of costs associated with provisional patents and pending applications which have not yet been filed.

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.3 million of amortization expense related to patents and licenses for the six months ended June 30, 2013 and 2012.

Estimated amortization expense for the twelve-month periods ended June 30 as follows:

2014	$1,400,000
2015	1,400,000
2016	1,400,000
2017	739,000
2018 and thereafter	3,406,000
$8,345,000

NOTE 5 - CONVERTIBLE NOTES PAYABLE

May 2011 Convertible Note

On May 19, 2011, the Company entered into a convertible promissory note (the “May 2011 Convertible Note”) whereby the Company borrowed principal advances in the amount of up to $15 million with MB Technology Holdings, LLC (‘‘MBTH’’) (subject to increase by mutual agreement). The loan was payable on final maturity, May 19, 2016, or earlier demand, and was convertible, at MBTH’s option, into shares of the Company at a price of $26.25 per share. Interest was payable semi-annually in cash or shares, at the Company’s option, at the rate of 8% per year. Additionally, a facility fee of 2% was payable by the Company at maturity. The loan facility was secured against substantially all of the assets of the Company.

NOTE 5 - CONVERTIBLE NOTES PAYABLE (continued)

As of December 31, 2012, the Company had drawn down $17.2 million of principal balance under the May 2011 Convertible Note. The Company drew down an additional $450,000 on the May 2011 Convertible Note with MBTH from January 1, 2013 through January 16, 2013 to finance operating activities of the Company. As of December 31, 2012 the Company had accrued interest and fees under the May 2011 Convertible Note of $1.1 million and the Company accrued additional interest and fees of $266,000 from January 1, 2013 through January 16, 2013.

On January 16, 2013, the Company entered into several agreements as part of negotiations to induce MBTH to convert $15.0 million of the principal balance under the May 2011 Convertible Loan. As part of these negotiations, the Company entered into Amendment Number 1 to the May 2011 Convertible Loan Facility whereby the Company modified the conversion price on the May 2011 Convertible Loan from $26.25 to $13.30 (the “Modified Strike Price”). In addition, the Company agreed to issue MBTH 142,857 common shares upon the exercise in full of MBTH’s conversion rights, termination of the May 2011 Shareholder Loan and the discharge of all MBTH’s collateral over the Company’s assets.

The Company agreed to modify the exercise price on two options representing 571,428 underlying common shares granted to MBTH under the February 2011 Convertible Loan from $17.50 with respect to an option for 285,714 underlying shares and $35.00 with respect to an option for 285,714 common shares to the Modified Strike Price of $13.30. The Company also agreed to compensate MBTH for funding and other costs assumed by MBTH by issuing MBTH 16,474 common shares at the Modified Strike Price for the difference between the interest rate of 8% that the Company owed to MBTH under the May 2011 Convertible Loan and the interest rate of 9.5% that MBTH pays to investors for monies raised by MBTH.

The Company agreed to grant MBTH a warrant to subscribe for 42,857 common shares (the “42,857 Warrant”) with an exercise price of $0.35 per share. The 42,857 Warrant is contingent upon shareholders of MBTH electing to exercise a warrant issued to them by MBTH (the “MBTH Warrant”) in xG Technology, Inc. common shares. If the MBTH shareholder elect not to exercise the MBTH Warrant or they elect to exercise a portion or all of the MBTH Warrant into shares of MBTH, a proportionate number of common shares under the 42,857 Warrant will be issued to MBTH.

The Company agreed to award MBTH an option for 142,857 common shares with an exercise price equal to $8.75 per share.

On January 16, 2013, in consideration of the terms above, MBTH gave the Company notice to its intention to exercise the conversion rights on the 2011 Convertible Loan. On March 26, 2013, the Company issued 1,127,819 common shares to MBTH in consideration of the conversion rights under the May 2011 Convertible Note to convert the principal balance of $15.0 million principal balance into common shares at $13.30 per share, and 142,857 common shares were issued for the discharge of MBTH’s collateral over the Company’s assets. The additional consideration described above was considered an induced conversion of the 2011 Convertible Loan. The Company recorded debt inducement for the differential in the value of securities issued to the debt holder under the original terms compared to the value of securities issued to the debt holder under the amended terms. Additionally, the modification of options were accounted for as debt inducement based upon the valuation of the option immediately prior to the amendment compared to the value of the option with the amended terms. As a result of the modified terms, the Company recorded debt inducement of $14.1 million during the six months ended June 30, 2013. The inducement was recorded as a reduction to additional paid in capital as MBTH is a related party.

The Company agreed to award MBTH a 3% cash success fee if MBTH arranges additional financing for the Company by a third party (other than the Bridge Loan as defined below) or arranges a merger, consolidation or sale by the Company of substantially all of the assets to a third party.

NOTE 5 - CONVERTIBLE NOTES PAYABLE  (continued)

Bridge Loan

Under a subscription agreement and convertible promissory note (the “Bridge Loan”) between the Company and MBTH dated January 16, 2013, MBTH committed to advance to the Company $5 million as part of a new convertible bridge loan for up to an aggregate of $10 million. The Bridge Loan was issued to refinance principal advances under the May 2011 Convertible Loan in excess of $15 million, all accrued interest and fees under the May 2011 Convertible Loan and for general corporate purposes including; additional working capital and product development. On January 16, 2013, the Company refinanced principal of $2,648,000 and accrued interest of fees of $1,393,000 under the May 2011 Convertible Note for a beginning principal balance of $4,041,000 under the Bridge Loan.

The Bridge Loan is for a term of one year and is convertible, at each loan note holder’s option, into common shares at any time prior to final maturity at $5.225 (95% of $5.50, the price of the Company’s initial public offering completed on July 19, 2013). Interest is payable at 20% per annum, semi-annually in cash or shares, at the option of each loan note holder. The Bridge Loan may be prepaid by the Company in whole (or in part), subject to payment of a minimum of six months’ interest if prepaid within the first six months. The Company may redeem 50% of the Bridge Loan without prepayment penalty by forcing a conversion into shares, provided that the shares are marginable and freely tradable on a liquid exchange, and provided further that, if such forced conversion is effected within six months from the date of the Bridge Loan, then the Company shall pay six month’s interest on the unpaid and unconverted principal balance of the Bridge Loan immediately before such forced conversion (such interest being payable in cash or shares, at the option of each loan note holder).

For every $350 of principal amount of Bridge Loan advanced by a loan note holder, the loan note holder will be issued a warrant for one share with an exercise price of $0.35 per share. The warrants are exercisable for a period of five years from issue. The Company recorded a debt discount of approximately $336,000, against additional paid in capital to bifurcate the value ascribed to the warrant issued in combination with the Bridge Loan. See Note 9 -Equity. The debt discount will be accreted over the debt term of one year and resulted in accretion to interest expense of $119,000 during the six months ended June 30, 2013.

From January 16, 2013 through June 30, 2013, the Company received additional principal advances of $4,224,000 under the Bridge Loan for a total principal balance at June 30, 2013 of $8,265,000. As of June 30, 2013, the outstanding principal loan balance of $8,048,000, net of the $217,000 debt discount, is reflected in the balance sheet as $1,577,000 convertible bridge loan payable and $6,471,000 convertible bridge loan payable to related party which is net of the debt discount).

The Company agreed to pay an origination fee of 5% to note holders five days after closing as defined in the Bridge Loan. The Company deferred the loan origination fee and will amortize it to interest expense on a straight line basis over the one year term of the debt agreement. The origination fee of $413,000 and the interest accrual of $569,000 are recorded under accrued interest and fees as of June 30, 2013 and are reflected in the balance sheet as $79,000 accrued interest and fees and $904,000 accrued interest and fees to related parties. During the six months ended June 30, 2013, the Company amortized $152,000 of the loan origination fee included in other current assets (See Note 10 - Subsequent Events).

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 million Convertible Note”) in favor of Treco International, S.A. (“Treco”), a related party, as part of the settlement compensation to Treco for terminating the infrastructure agreement. The $2 million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of June 30, 2013, $2 million of principal balance was outstanding under the $2 million Convertible Note. The accrued interest at June 30, 2013 was $42,000 and is reflected in the balance sheet as accrued interest and fees to related parties. By way of payment of interest that had accrued and was due May 1, 2013, we issued to Treco 6,923 new shares on May 7, 2013.

NOTE 6 - COMMITMENTS

The Company's office rental, deployment sites and warehouse facilities expenses aggregated approximately $134,000 and $122,000 of which approximately $55,000 and $80,000 was capitalized during the six months ended June 30, 2013 and 2012, respectively. The leases will expire on different dates from 2014 through 2016. Total minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Twelve Months Ended June 30,
2014	$309,000
2015	307,000
2016	280,000
$896,000

NOTE 7 - RELATED PARTY TRANSACTIONS

MBTH

As of June 30, 2013 MBTH owned approximately 63% of the Company’s outstanding shares, which represents a controlling interest. The Company has entered into convertible notes with MBTH refer to Note 5 — Convertible Notes Payable.

Effective July 1, 2011, by agreement of a committee of the Directors who did not own interests in MBTH, the Company entered into an arrangement with MBTH whereby MBTH assumed certain liabilities of the Company including certain payroll, management fees and other operating costs in the amount of $250,000 per month for a period of twelve months. In consideration for this agreement, the Company issued MBTH 342,857 shares on June 23, 2011 at a price of $8.75 per share for proceeds of $3 million. On July 1, 2012 the agreement with MBTH to assume liabilities of the Company expired. From July 1, 2012 through the period ended June 30, 2013, MBTH paid additional liabilities on the behalf of the Company which are reflected in the due to related party balance in current liabilities on the balance sheet of $2,316,000 at June 30, 2013 (inclusive of the $1,218,000 liabilities assumed during the six months ended June 30, 2013).

Mooers Branton & Co. Incorporated

On March 2, 2006, the Company entered into a management agreement (the “Management Agreement”) with Mooers Branton & Co. Incorporated (“MBC”), a Florida corporation, pursuant to which MBC agreed to provide certain management and financial services to the Company for a monthly fee of $80,000. The Management Agreement was effective January 1, 2006. The Company incurred fees related to the Management Agreement of $480,000 for the six months ended June 30, 2013 and 2012. MBC is beneficially controlled and operated by Rick Mooers and Roger Branton.

Treco

See Note 5 — Convertible Notes Payable.

NOTE 8 - CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of June 30, 2013, the Company did not have any legal actions pending.

NOTE 9 - EQUITY

Warrants

The Company has issued warrants and options outside of the equity incentive plans. A summary of the warrant and option activity is as follows:

	Number of Options/ Warrants (in Shares)	Weighted Average Exercise Price
Warrants Outstanding January 1, 2013	594,285	$25.90
Granted	209,346	6.08
Exercised	—	—
Forfeited or Expired	—	—
Warrants Outstanding, June 30, 2013	803,631	11.56
Exercisable, June 30, 2013	803,631	$11.56

For every $350 of principal amount of Bridge Loan advanced by a loan note holder, the loan note holder was issued a warrant for one underlying share with an exercise price of $0.35 per share. The warrants are exercisable for a period of five years from issue and are fully vested on the date of issuance. The warrants were issued in connection with the Bridge Loan and were recorded as a debt discount of $336,000 against the Bridge Loan. The Company used the following weighted average assumptions in the Black Scholes model to calculate the fair value of the warrants:

Six Months Ended June 30, 2013
Exercise price	$0.35
Volatility	104.4%
Risk-free interest rate	0.68%
Expected dividend yield	0%
Expected term (years)	5.00

NOTE 9 - EQUITY  (continued)

The risk-free rate is based on the rate for the U.S. Treasury note over the expected term of the warrants. The expected term is the full term of the warrant. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on AIM to the date of the grant.

The modification of the existing options with MBTH (refer to Note 6 — Convertible Notes Payable) was considered an induced conversion. The Company calculated the value of the options immediately prior to the amendment compared to the value of the option with the amended terms. The Company used the following assumptions in the Black Scholes Model to calculate the fair value of the warrants:

	January 16, 2013
	Original Terms	Amended Terms
Exercise price	$17.50 $35.00	$13.30
Volatility	140%	140%
Risk-free interest rate	0.27%	0.27%
Expected dividend yield	0%	0%
Expected term (years)	3	3

The Company agreed to award MBTH an option for 142,857 common shares with an exercise price equal to $8.75 per share. The warrants are exercisable for a period of five years from issuance and are fully vested on the date of issuance. The Company used the following assumptions in the Black Scholes model to calculate the fair value of the warrants:

January 16, 2013
Exercise price	$8.75
Volatility	139.9%
Risk-free interest rate	0.75%
Expected dividend yield	0%
Expected term (years)	5

The Company agreed to award MBTH an option for 42,857 common shares with an exercise price equal to $0.35 per share. The warrants are exercisable for a period of five years from issuance and are fully vested on the date of issuance. The Company used the following assumptions in the Black Scholes model to calculate the fair value of the warrants:

January 16, 2013
Exercise price	$0.35
Volatility	137.7%
Risk-free interest rate	0.88%
Expected dividend yield	0%
Expected term (years)	5.00

The risk-free rate is based on the rate for the U.S. Treasury note over the expected term of the warrants. The expected term is the full term of the warrant. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on AIM to the date of the grant.

NOTE 10 - SUBSEQUENT EVENTS

Bridge Loan

The Company drew down an additional $80,000 on the Bridge Loan with MBTH and $690,000 with the other non-related investors from July 1, 2013 through July 19, 2013 to finance operating activities of the Company for a total of $6,768,000 with MBTH and $2,267,300 with the other investors. Additionally, the Company accrued additional interest and fees of $475,000 from July 1, 2013 through July 19, 2013.

On July 19, 2013, the Company exercised its right to force a conversion of 50% of the then outstanding principal balance under the Bridge Loan Agreement and received notification of intent to convert the remaining 50% of the principal balance under the Bridge Loan and all accrued interest and fees from MBTH and other non-related investors that investors holding a total principal balance under the Bridge Loan of $8,910,000 and accrued interest and fees of approximately $1,456,000.

On August 7, 2013, the Company repaid $125,000 to a non-related investor for investment into the Bridge Loan.

On August 22, 2013, the Company refinanced approximately $1,013,000 of liabilities previously paid by MBTH during 2013 on behalf of the Company through the Bridge Loan and incurred an origination fee of approximately $50,000. The Company received notification from MBTH of their intent to convert the principal balance and accrued fees.

On August 22, 2013, the Company issued 2,187,529 common shares for the conversion of the balance of approximately $11,429,000 in principal and accrued interest and fees at a price per share of $5.225. Additionally, the Company issued warrants to purchase 1,093,778 underlying shares as additional consideration to the investors who exercised their conversion option. The warrants vested immediately and are exercisable into common shares at an exercise price of $6.87 per share and have a term of five years from the date of issuance. The issuance of the warrants is considered an inducement to convert the Bridge Loan balance as the warrants were issued in addition to the common shares contractually required by the Bridge Loan Agreement. The Bridge Loan balance and accrued interest and fees was $0 as of August 29, 2013.

Due to related party

From July 1, 2013 through August 29, 2013, MBTH paid additional liabilities on the behalf of the Company of approximately $250,000, and the Company repaid MBTH $370,000 for liabilities previously paid by MBTH on behalf of xG for a net decrease in the related party liability of $120,000. On August 22, 2013, the Company refinanced $1,013,000 of liabilities previously paid by MBTH on behalf of the Company under the Bridge Loan and converted the balance into common shares. The due to related party balance was $1,183,000 as of August 29, 2013.

Initial public offering

On July 24, 2013, the Company closed its initial public offering of 1,337,792 shares of common stock, par value $0.00001 per share, and 668,896 warrants to purchase 668,896 shares of common stock, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $6,750,673. The warrant is to purchase 1 share of our common stock and will have an exercise price of $6.87 per share. The warrants are exercisable immediately and will expire five years from the date of issuance. The Company intends to use the offering for working capital and general corporate purposes. Feltl and Company and Aegis Capital Corp acted as joint underwriters for the offer.

Over-allotment Option

On August 19, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 200,668 shares of common stock and 100,334 warrants to purchase 100,334 shares of common stock with an exercise price of $6.87, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts, of $1,027,349.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our initial Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on July 18, 2013 (“Form S-1”), and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The share numbers in the following discussion reflect a 1-for-25 reverse stock split that we effected March 24, 2013 as well as the 1-for-1.4 reverse stock split that we effected March 28, 2013.

Overview

xG Technology, Inc. (“xG”, the “Company”, “we”, “our”, “us”) has developed a broad portfolio of innovative intellectual property that we believe will enhance wireless communications. Our intellectual property is embedded in proprietary software algorithms that offer cognitive interference mitigation and spectrum access solutions.

Our strategy is initially to commercialize our intellectual property portfolio by developing and selling network equipment using our proprietary software algorithms to offer cognitive interference mitigation and spectrum access solutions. In the future, our strategy is for our intellectual property to be embedded by partners in a semiconductor chip that could be sold to third party equipment manufacturers and inserted in their devices and to license our intellectual property to other customers in vertical markets world-wide. Our technology roadmap currently projects this transition to begin in 2015.

The implementation of our cognitive radio intellectual property is xMax®. We believe the xMax® system, represents the only commercially available cognitive radio network system that is designed to include interference mitigation by spatial processing. xMax® implements our proprietary interference mitigation software that can increase capacity on already crowded airwaves by improving interference tolerance, enabling the delivery of a comparatively high Quality of Service where other technologies would not be able to cope with the interference.

We believe that the xMax® system will also, when in a future development operating on more than one radio channel, deliver dynamic spectrum access by scanning and finding unused or underused frequencies (unlicensed as well as licensed) and dynamically tuning to them, significantly increasing their usable capacity.

Our system is frequency agnostic although currently designed to operate within the 902 – 928 MHz license-free band. xMax® is intended to serve as a mobile voice over internet protocol (“VoIP”) and broadband data system that utilizes an end-to-end Internet Protocol (“IP”) system architecture. The xMax® product and service suite includes a line of access points, network bridges, mobile switching centers, network management systems, deployment tools, and customer support. The xMax® system will allow mobile operators to utilize free, unlicensed 902 – 928 MHz ISM band spectrum (which spectrum is available in most of the Americas) instead of purchasing scarce expensive licensed spectrum. Our xMax® system will also enable enterprises to set up a mobile communications network in an expeditious and cost effective manner. In addition, we believe that our xMax® cognitive radio technology can also be used to provide additional capacity to licensed spectrum by identifying and utilizing unused bandwidth within the licensed spectrum.

Plan of Operations

We are executing on our sales and marketing strategy and have entered into agreements both direct with end-customers as well as with indirect channel network partners. These customer engagements primarily relate to two of our target markets in rural telecommunications and defense. Together, they comprise commitments to purchase xMax® cognitive radio networking equipment, engineering services and other hardware worth approximately $35.4 million.

In the second half of 2013, the Company intends to introduce a new product line that can handle both voice and data services. These new products are called xAP (base station) and the xMod which is able to communicate to any commercial off the shelf “COTS” device.

Results of Operations

Comparison for the three and six months ended June 30, 2013 and 2012

Revenues

The Company did not record any revenue for the comparative periods shown.

Cost of Revenue and Operating Expenses

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis and include salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and six months ended June 30, 2013 the Company incurred aggregate expense of $1.2 million and $2.5 million, respectively, compared to $1.4 million and $2.6 million, respectively, for the three and six months ended June 30, 2012, a decrease of $0.2 million or 14% and $0.1 million or 4%, respectively. The majority of this decrease is related to a decrease in consulting fees of $0.2 million.

Development Expenses

Development expenses consist primarily of salary and benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. Development expenses increased $0.6 million, or 75%, from $0.8 million in the three months ended June 30, 2012 to $1.4 million in the three months ended June 30, 2013. Development expenses increased $1.1 million or 58%, from $1.9 million in the six months ended June 30, 2012 to $3.0 million in the six months ended June 30, 2013. The increase is due to additional costs related to producing and testing equipment as the Company grows closer to launching its products.

Stock Based Compensation

Stock based compensation increased $0.07 million, from $0.13 million in the three months ended June 30, 2012 to $0.20 million in the three months ended June 30, 2013. Stock based compensation increased $0.23 million, from $0.11 million in the six months ended June 30, 2012 to $0.34 million in the six months ended June 30, 2013. The increase arose from the increase in the number of employees and directors of the Company who received option grants in fiscal 2013.

Amortization and Depreciation

Amortization and depreciation expenses decreased $0.1 million, or 20%, from $0.5 million in the three months ended June 30, 2012 to $0.4 million in the three months ended June 30, 2013, and $0.1 million, from $1.0 million in the six months ended June 30, 2012 to $0.9 million in the six months ended June 30, 2013. The decrease was primarily due to the decrease in the depreciation of our property and equipment as a portion of our assets became fully depreciated during 2012.

Other Expense

Other expense reflects interest expense (net of interest income) as discussed below:

Total interest expense for the three months ended June 30, 2013 was $0.4 million compared to $0.1 million for the three months ended June 30, 2012, an increase of $0.3 million or 300%. Total interest expense for the six months ended June 30, 2013 was $1.0 million compared to $0.2 million for the six months ended June 30, 2012, an increase of $0.8 million. The increase is attributable to the higher interest and fees incurred on the Bridge Loan for 2013 compared to the May 2011 Convertible note in 2012. Also the fee is being amortized over a shorter period of 1 year based on the contractual obligation of the Bridge Loan.

Net Loss

For the three months and six months ended June 30, 2013, the Company had a net loss of $3.6 million and $7.8 million, respectively, as compared to a net loss of $3.0 million and $5.9 million for the three and six months ended June 30, 2012, or an increase of $0.6 million and $1.9 million, respectively. The increase in net loss is due mainly to the increase in development expenses and interest expenses discussed above.

Liquidity and Capital Resources

Our operations primarily have been funded through cash generated by financing.

During the first half of 2012 and 2013, the Company relied upon additional investment through proceeds from the Bridge Loan and convertible notes payable. The Company had drawn down $4.2 million under the Bridge Loan and $0.5 million under the convertible notes payable to related party during the first half of 2013 compared to $5.1 million under the convertible notes payable to related party during the first half of 2012.

In March 2012, the Company issued 11,428 of our shares at a price of $35.00 per share for net proceeds of $0.4 million. We used the proceeds for working capital purposes.

Initial Public Offering

On July 24, 2013, the Company closed its initial public offering of 1,337,792 shares of common stock, par value $0.00001 per share, and 668,896 warrants to purchase 668,896 shares of common stock, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $6,750,673. The warrant is to purchase 1 share of our common stock and will have an exercise price of $6.87 per share. The warrants are exercisable immediately and will expire five years from the date of issuance. The Company intends to use the offering for working capital and general corporate purposes. Feltl and Company and Aegis Capital Corp acted as joint underwriters for the offer.

Over-allotment Option

On August 19, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 200,668 shares of common stock and 100,334 warrants to purchase 100,334 shares of common stock with an exercise price of $6.87, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts, of $1,027,349.

Bridge Loan

On August 7, 2013, the Company repaid $125,000 to a non-related investor for investment into the Bridge Loan.

On August 22, 2013, the Company refinanced approximately $1,013,000 of liabilities previously paid by MBTH during 2013 on behalf of the Company through the Bridge Loan and incurred an origination fee of approximately $50,000. The Company received notification from MBTH of their intent to convert the principal balance and accrued fees.

On August 22, 2013, the Company issued 2,187,529 common shares for the conversion of the balance of approximately $11,429,000 in principal and accrued interest and fees at a price per share of $5.225. Additionally, the Company issued warrants to purchase 1,093,778 underlying shares as additional consideration to the investors who exercised their conversion option. The warrants vested immediately and are exercisable into common shares at an exercise price of $6.87 per share and have a term of five years from the date of issuance. The issuance of the warrants is considered an inducement to convert the Bridge Loan balance as the warrants were issued in addition to the common shares contractually required by the Bridge Loan Agreement. The Bridge Loan balance and accrued interest and fees was $0 as of August 29, 2013.

Cash Flows and Working Capital

To date, we have financed our operations primarily through the sale of equity and convertible debt. As of June 30, 2013, the Company has negative working capital of approximately $16.2 million and $25,000 of cash and cash equivalents.

As a means for financing our operations, on January 16, 2013 we entered into a convertible Bridge Loan with MBTH and other investors for the Company to borrow principal advances in the amount of up to $10 million. As of June 30, 2013, $8.0 million of principal balance was outstanding under the Bridge Loan. In August 2013, the Company converted $11.4 million of principal, interest, and fees into 2,187,529 new shares. In August 2013, the Company repaid $0.1 million, the remaining Bridge Loan balance.

In July 2013 the Company closed its initial public offering for net proceeds to the Company of $6.8 million. In August 2013, the Company closed its over-allotment option for net proceeds to the Company of $1.0 million.

We have incurred net losses of $3.6 million and $3.0 million in the three months ended June 30, 2013 and 2012, respectively. Additionally, we have incurred negative operating cash flows including cash used in operations of $3.2 million and $2.9 million in the six months ended June 30, 2013 and 2012, respectively.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. The Company does not currently have sufficient capital in order to achieve cash flow breakeven. Therefore, the Company is actively evaluating various alternatives in order to obtain additional capital to allow the Company to deliver its products and fulfill its current backlog.

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Six Month Period Ended

(In Thousands)

	June 30, 2013	June 30, 2012
Cash flows used in Operations	$(3,201)	$(2,858)

Investing Activities	$(1,719)	$(2,510)

Financing Activities	$4,674	$5,517

Cash at end of period	$25	$282

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 totaled $3.2 million as compared to $2.9 million for the six months ended June 30, 2012. The cash used in operating activities consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $1.7 million as compared to $2.5 million for the six months ended June 30, 2012. The represents capital expenditures primarily associated with the investment in product and technology development and our patent portfolio.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2013 was $4.7 million as compared to $5.5 million for the six months ended June 30, 2012, which primarily consisted of proceeds from further advances under convertible promissory notes issued by the Company. Proceeds from convertible promissory notes issued to MBTH totaled $0.5 million during the first half of 2013. Also MBTH converted their promissory note of $15 million and issued additional proceeds of $4.2 million under the Bridge Loan during the first half of 2013.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

o	an obligation under a guarantee contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors;
o	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;
o	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument,; or
o	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During the quarter ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of a control deficiency described below, management concluded that as of June 30, 2013, our disclosure controls and procedures were not effective.

In conjunction with our recent initial public offering in the United States, which occurred in our current quarter, we recently switched over from financial reporting in IFRS to U.S. generally accepted accounting principles. Our management has identified a control deficiency regarding inadequate accounting resources due to the need to hire accounting personnel with the requisite knowledge of U.S. generally accepted accounting principles. We are in the process of hiring additional personnel with technical accounting expertise to further support our current accounting personnel and intend to have such personnel in place prior to the end our current quarter.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have previously encountered will result in both proper recording of these transactions and a more knowledgeable finance department as a whole. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of August 29, 2013, the Company does not have any litigation matters pending.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2013, the Company issued 1,156 new shares to two employees as part remuneration for services. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act. The recipients of securities in some but not all such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and option agreements issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

On May 1, 2013, the Company issued 6,923 new shares for payment of interest on $2 million promissory note to Treco at $13.00 per each new share. The issuance was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D there under. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On August 22, 2013, the Company refinanced approximately $1,013,000 of liabilities previously paid by MBTH during 2013 on behalf of the Company through the Bridge Loan and incurred an origination fee of approximately $50,000. The Company received notification from MBTH of their intent to convert the principal balance and accrued fees.

On August 22, 2013, the Company issued 2,187,529 common shares for the conversion of the balance of approximately $11,429,000 in principal and accrued interest and fees at a price per share of $5.225. Additionally, the Company issued warrants to purchase 1,093,778 underlying shares as additional consideration to the investors who exercised their conversion option. The warrants vested immediately and are exercisable into common shares at an exercise price of $6.87 and have a term of five years from the date of issuance. The issuance of the warrants is considered an inducement to convert the Bridge Loan balance as the warrants were issued in addition to the common shares contractually required by the Bridge Loan Agreement. The Bridge Loan balance and accrued interest and fees was $0 as of August 29, 2013.

The issuances were made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D there under. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2	Amended and Restated By-laws
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Furnished by Amendment. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

xG TECHNOLGY, Inc.

Date: August 30, 2013	By:	/s/ John C. Coleman
John C. Coleman
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 30, 2013	By:	/s/ Roger G. Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2	Amended and Restated By-laws
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Furnished by Amendment. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

