Form 10-Q/A
period 2013-06-30
xG TECHNOLOGY, INC.
filed 2013-09-03
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed on August 30, 2013 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T. Additionally, we are revising Part II, Item 6 to remove exhibit 3.1 from the exhibit table, as we are not filing our Articles of Incorporation on the quarterly report.

No changes have been made to the Original Filing other than to add and revise the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

Item 6. Exhibits

Exhibit Number	Description
3.2*	Amended and Restated By-laws
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Previously filed or furnished, as applicable, with or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 30, 2013.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

xG TECHNOLGY, Inc.

Date: September 3, 2013	By:	/s/ John C. Coleman
John C. Coleman
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: September 3, 2013	By:	/s/ Roger G. Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.2*	Amended and Restated By-laws
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Previously filed or furnished, as applicable, with or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 30, 2013.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.