Form 10-Q
period 2013-09-30
xG TECHNOLOGY, INC.
filed 2013-11-14
CIK 1565228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of the Registrant’s common stock outstanding as of November 13, 2013 is 12,645,138.

xG TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2013

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed financial statements for the nine months ended September 30, 2013 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to financial statements that follow.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	September 30, 2013		December 31, 2012
ASSETS
Current assets
Cash	$2,558		$271
Inventory	1,038		—
Prepaid expenses and other current assets	30		16
Total current assets	3,626		287
Property and equipment, net	1,569		1,725
Intangible assets, net	19,022		17,608
Total assets	$24,217		$19,620
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$978		$655
Accrued expenses	1,195		754
Accrued bonuses	2,633		2,633
Accrued interest and fees to related parties	87		1,169
Due to related party	1,326		1,098
Convertible notes payable to related party	—		17,198
Total current liabilities	6,219		23,507
Convertible notes payable to related party	2,000		2,000
Total liabilities	8,219		25,507
Commitments
Stockholders' equity (deficit)
Series A Convertible Preferred Stock – $0.01 par value per share:
10,000,000 and 25,000,000 shares authorized, none issued or outstanding as of September 30, 2013 and December 31, 2012	—		—
Common stock – $0.00001 par value, 300,000,000 and 250,000,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 12,647,281 and 6,041,946 shares issued at September 30, 2013 and December 31, 2012, respectively	—	*	—	*
Additional paid in capital	163,809		118,247
Accumulated deficit	(147,789)		(124,112)
Treasury stock, at cost – 2,284 shares at September 30, 2013 and December 31, 2012, respectively	(22)		(22)
Total stockholders’ equity (deficit)	15,998		(5,887)
Total liabilities and stockholders' equity (deficit)	$24,217		$19,620

* Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$33	$-	$33	$-
Cost of revenue and operating expenses
Cost of components and personnel	1	-	1	-
General and administrative expenses	1,936	1,269	4,442	3,909
Development	1,776	1,164	4,775	3,063
Stock based compensation	201	151	537	259
Amortization and depreciation	442	513	1,312	1,540
Total cost of revenue and operating expenses	4,356	3,097	11,067	8,771
Loss from operations	(4,323)	(3,097)	(11,034)	(8,771)
Other

Inducement expense	(391)	-	(391)	-
Interest expense, net	(1,146)	(152)	(2,184)	(346)
Other expense	(10,068)	-	(10,068)	-
Total other income (expense)	(11,605)	(152)	(12,643)	(346)
Loss before income tax provision	(15,928)	(3,249)	(23,677)	(9,117)
Income tax provision	-	-	-	-
Net loss	$(15,928)	$(3,249)	$(23,677)	$(9,117)

Basic and diluted net loss per share	$(1.70)	$(0.54)	$(3.11)	$(1.51)
Weighted average number of shares outstanding basic and diluted	9,365	6,035	7,623	6,028

 The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(23,677)	$(9,117)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	537	259
Share-based consulting and other services	35	158
Depreciation and amortization	1,312	1,540
Accretion of financing instruments	176	—
Amounts paid by affiliate on behalf of xG	—	1,339
Inducement expense	391	—
Other expense	10,068	—
Non-cash interest expense	601	—
Changes in assets and liabilities
Inventory	(1,038)	—
Other current assets	(340)	12
Accounts payable	323	87
Accrued expenses	223	141
Accrued interest and fees	1,907	717
Due to related party	1,241	631
Net cash used in operating activities	(8,241)	(4,233)
Cash flows from investing activities
Capital expenditures for property and equipment	(110)	(297)
Capitalization of intangible assets	(2,459)	(3,377)
Net cash used in investing activities	(2,569)	(3,674)
Cash flows from financing activities
Proceeds from convertible notes payable to related party	450	7,526
Proceeds from convertible bridge loan payable ($2,727 to related party)	4,994	—
Repayment of convertible bridge loan payable	(125)	—
Purchase of treasury stock		(12)
Proceeds from exercise of options	—	6
Proceeds from issuance of common stock	7,778	400
Net cash provided by financing activities	13,097	7,920
Net increase in cash	2,287	13
Cash, beginning of period	271	133
Cash, end of period	$2,558	$146
Supplemental cash flow disclosures of investing and financing activities
Conversion of notes payable	$15,000	$—
Conversion of convertible bridge loan payable including interest and fees	9,023	—
Interest and fees refinanced under the bridge loan	5,408	—
Due to related party refinanced under the bridge loan	1,393	—
Related Party amount refinanced under the bridge loan	1,013	—
Stock issued as payment for interest on convertible notes	90	90

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012 AND FOR THE
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
xG Technology, Inc. (the “Company”) is a Delaware corporation that has developed a broad portfolio of innovative intellectual property that we believe will enhance wireless communications. The Company’s intellectual property is embedded in proprietary software algorithms designed to offer cognitive interference mitigation and spectrum access solutions to organizations in a wide variety of industries, including national defense and rural broadband, which represent the primary vertical markets that the Company is initially targeting.

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

In the opinion of management, the unaudited financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2013 and the results of its operations and cash flows for the three and nine months ended September 30, 2013 and 2012. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2013 may not be indicative of results for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid instruments, with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at costs and consist of bank deposits.

Revenue Recognition
Revenues from installation, management and consulting, time-and-materials service contracts is recognized at the time the service is performed. License revenue is recognized over the period of the term of the license.

Property and Equipment
Property, plant, and equipment are presented at cost at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful asset lives, which range from three to seven years commencing the month following the purchase.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Inventory
Inventories are valued at the lower of cost or net realizable value determined on first-in-first out (“FIFO”) basis. Net realizable value represents the estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution. Costs in inventory are comprised of direct materials. The Company maintains a reserve for obsolescence and slow moving, defective or obsolete items as deemed necessary.

Long-Lived Assets
The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of ASC 360-10, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the nine months ended September 30, 2013, no impairment losses were identified or recorded.

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

As of September 30, 2013, the Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statement of operations. The Company’s tax returns for the years ended 2010 through 2012 are subject to examination by the federal and state tax authorities.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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

• Level 1 – Quoted prices in active markets for identical assets or liabilities.

• Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk
The Company does not have any off-balance-sheet concentrations of credit risk. The Company expects cash to be the single asset most likely to subject the Company to concentration of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of September 30, 2013, the Company maintained its cash in two financial institutions. During the year, the Company had cash balances in excess of the Federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts through September 30, 2013.

Intangible Assets
Software costs incurred in the research and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Once established, software costs are capitalized and recorded as an intangible asset. The capitalized costs are amortized on a straight-line basis over five years, beginning when the products are offered for sale.

Management is required to use its judgment in determining whether capitalized software costs meet the criteria for immediate expense or capitalization, in accordance with Generally Accepted Accounting Principles (‘‘GAAP’’). The unamortized capitalized costs of a computer software product are compared to the net realizable value of that product and any excess is written-off.

The Company’s proprietary software solutions operate in a fast changing industry that may generate unknown methods of detecting and monitoring disturbances that could render our technology inferior, resulting in the Company’s results of operations being materially adversely affected. The Company does, however, closely monitor trends and changes in technology and customer demand that could adversely impact its competitiveness and overall success. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the capitalized software costs for our products may be reduced materially in the near term.

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

The Company’s software is inherently complex and may contain defects and errors that are only detectable when the products are in use. Such defects or errors could have a serious impact on our end customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects in our software could adversely affect our ability and that of our customers to ship products on a timely basis as well as customer or licensee demand for our products. Any such delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. The Company and their customers may also experience component or software failures or defects that could require significant product recalls, rework and/or repairs that are not covered by warranty reserves. The Company has entered into certain customer agreements that contain conditions including but not limited to Federal Communications Commission (“FCC”) authorization of our products. On September 5, 2013, the xMod went through additional FCC required testing, receiving certification. We received FCC equipment authorization for the xVM on September 24, 2013. The xVM is a vehicular mounted xMod. On September 26, 2013, the Company received a FCC grant of certification for the xAP. This completes all required FCC testing needed for xMax cognitive radio products. The Company’s intellectual property is embedded in proprietary software algorithms that offer cognitive spectrum access and interference mitigation solutions.

Patents and licenses are measured initially at purchase cost and are amortized on a straight line basis over their useful lives which range between 18.5 to 20 years.

NOTE 2 - GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of September 30, 2013, the Company had negative working capital of approximately $2,593,000 and an accumulated deficit of approximately $147,789,000. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

On July 24, 2013, the Company closed its initial public offering for net proceeds to the Company after deducting underwriter discounts and offering expenses of $6,750,673. On August 19, 2013, the Company closed an over-allotment option for net proceeds to the Company, after deducting underwriter discounts, of $1,027,349. The Company believes that additional funding will be required to finance operations over the next twelve months in order to continue developing our product portfolio and commercialize our products for sale. As of September 30, 2013, the Company has a total backlog of $35,400,000. On September 26, 2013, the company received the last remaining FCC testing needed for xMax cognitive radio products to be available for sale. The Company currently estimates that it will begin to fulfill orders associated with its backlog in the fourth quarter of 2013. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and to fulfill its existing backlog. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	September 30,	December 31,
	2013	2012
Raw materials consisting of purchased parts, components and supplies	$933,000	$-
Finished goods	105,000	-

Total Inventory	$1,038,000	$-

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	September 30, 2013	December 31, 2012
Cost:
Furniture and equipment	3 – 7 years	$2,080,000	$1,970,000
Hardware	4 – 5 years	2,486,000	2,486,000
		4,566,000	4,456,000
Accumulated depreciation:		(2,997,000)	(2,731,000)
Property and equipment, net		$1,569,000	$1,725,000

Depreciation expense amounted to approximately $266,000 and $490,000 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses		Total
	Costs	A.A.	Cost	A.A.
Balance as of December 31, 2012	$12,226,000	$(1,261,000)	$12,272,000	$(5,629,000)	$17,608,000
Additions	2,417,000	—	42,000	—	2,459,000
Impairments	—	—	—	—	—
Amortization	—	(580,000)	—	(465,000)	(1,045,000)
Balance as of September 30, 2013	$14,643,000	$(1,841,000)	$12,314,000	$(6,094,000)	$19,022,000

Software Development Costs
On September 26, 2013, the Company received the last remaining certification from the FCC needed for the xMax cognitive radio products. The xMax cognitive radio products include the xAP, xMod, xVM and xMSC. Beginning on September 30, 2013, Management determined that the xMax cognitive radio products were available for sale and these products will be amortized on a straight line basis over an estimated life of five years. Also included in capitalized software is $3.9 million of software development costs related to the BSN 250 base station and the TX70 handset which allowed the Company to offer for sale its voice and spectrum access solutions during 2011 as evidenced by the sales to the U.S. Army.

During the nine months ended September 30, 2013 and 2012, the Company recognized amortization of software development costs available for sale of $0.6 million and $0.5 million, respectively.

Patents & Licenses
At September 30, 2013 the Company has capitalized a total of $12.3 million of patents & licenses. Included in the capitalized costs is $12.0 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.3 million of costs associated with provisional patents and pending applications which have not yet been filed.

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.5 million of amortization expense related to patents and licenses for the nine months ended September 30, 2013 and 2012.

Estimated amortization expense for the twelve-month periods ended September 30 as follows:

2014	$3,581,000
2015	3,581,000
2016	3,450,000
2017	2,795,000
2018 and thereafter	5,366,000
$18,773,000

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

NOTE 6 - CONVERTIBLE NOTES PAYABLE (continued)

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

On January 16, 2013, in consideration of the terms above, MBTH gave the Company notice to its intention to exercise the conversion rights on the 2011 Convertible Loan. On March 26, 2013, the Company issued 1,127,819 common shares to MBTH in consideration of the conversion rights under the May 2011 Convertible Note to convert the principal balance of $15.0 million principal balance into common shares at $13.30 per share, and 142,857 common shares were issued for the discharge of MBTH’s collateral over the Company’s assets. The additional consideration described above was considered an induced conversion of the 2011 Convertible Loan. The Company recorded debt inducement for the differential in the value of securities issued to the debt holder under the original terms compared to the value of securities issued to the debt holder under the amended terms. Additionally, the modification of options were accounted for as debt inducement based upon the valuation of the option immediately prior to the amendment compared to the value of the option with the amended terms. As a result of the modified terms, the Company recorded debt inducement of $14.1 million during the nine months ended September 30, 2013. The inducement was recorded as a reduction to additional paid in capital as MBTH is a related party.

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

The Bridge Loan is for a term of one year and is convertible, at each loan note holder’s option, into common shares at any time prior to final maturity at $5.225 (95% of $5.50, the price of the Company’s initial public offering completed on July 24, 2013). Interest is payable at 20% per annum, semi-annually in cash or shares, at the option of each loan note holder. The Bridge Loan may be prepaid by the Company in whole (or in part), subject to payment of a minimum of six months’ interest if prepaid within the first six months. The Company may redeem 50% of the Bridge Loan without prepayment penalty by forcing a conversion into shares, provided that the shares are marginable and freely tradable on a liquid exchange, and provided further that, if such forced conversion is effected within six months from the date of the Bridge Loan, then the Company shall pay six month’s interest on the unpaid and unconverted principal balance of the Bridge Loan immediately before such forced conversion (such interest being payable in cash or shares, at the option of each loan note holder).

NOTE 6 - CONVERTIBLE NOTES PAYABLE  (continued)

For every $350 of principal amount of Bridge Loan advanced by MBTH, the loan note holder will be issued one warrant to subscribe one share at a subscription price of $0.35 per share. The warrants are exercisable for a period of five years from issuance. We agreed to pay an origination fee of 5% to note holders. We drew down an additional $80,000 on the Bridge Loan with MBTH and $690,000 with the other non-related investors from July 1, 2013 through July 18, 2013 to finance our operating activities for a total of $6,768,000 with MBTH and $2,267,300 with the other investors. Additionally, we accrued additional interest and fees of $475,000 from July 1, 2013 through July 18, 2013.

On July 18, 2013, we exercised our right to force a conversion of 50% of the then outstanding principal balance under the Bridge Loan Agreement and received notification of intent to convert the remaining 49% of the principal balance under the Bridge Loan and all accrued interest and fees from MBTH and other non-related investors that investors holding a total principal balance under the Bridge Loan of $8,910,000 and accrued interest and fees of approximately $1,355,000.

On August 7, 2013, we repaid $125,000 to a non-related investor for investment into the Bridge Loan.

On August 22, 2013, we refinanced approximately $1,013,000 of liabilities previously paid by MBTH during 2013 on our behalf through the Bridge Loan and incurred an origination fee of approximately $50,000. We received notification from MBTH of its intent to convert the principal balance and accrued fees and interest of $101,000.

On August 22, 2013, we issued 2,187,529 common shares for the conversion of the balance of approximately $11,429,000 in principal and accrued interest and fees at a price per share of $5.225. Because the Bridge Loan was convertible into new shares at 95% of the price of any future equity financing, the Company recorded a charge of $0.6 million in interest expense during the three months September 30, 2013, due to the difference between the IPO price of $5.50 and $5.225. Additionally, we issued warrants to purchase 1,093,778 underlying shares as additional consideration to the investors who exercised their conversion option. The warrants vested immediately and are exercisable into common shares at an exercise price of $6.87 per share and have a term of five years from the date of issuance. The Bridge Loan balance and accrued interest and fees were $0 as of September 30, 2013.

On August 22, 2013, the Company recorded an inducement charge of $1.8 million for the additional warrants to purchase 1,093,778 underlying shares as additional consideration to the investors who exercised their conversion option. The issuance of the warrants is considered an inducement to convert the Bridge Loan balance as the warrants were issued in addition to the common shares contractually required by the Bridge Loan Agreement. The charge was calculated using the fair market value of the warrant. As a result, the Company recorded during the three months ended September 30, 2013, an inducement expense of $0.4 million for 237,173 warrants given to non-related parties and a an inducement of $1.4 million to additional paid in capital for 856,605 warrants given to related parties.

Treco
On October 6, 2011, the Company entered into a convertible promissory note (the “$2 million Convertible Note”) in favor of Treco International, S.A. (“Treco”), a related party, as part of the settlement compensation to Treco for terminating the infrastructure agreement. The $2 million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of September 30, 2013, $2 million of principal balance was outstanding under the $2 million Convertible Note. The accrued interest at September 30, 2013 was $87,000 and is reflected in the balance sheet as accrued interest and fees to related parties. On May 7, 2013, we issued 6,923 shares in repayment of $90,000 of interest.

NOTE 7 - COMMITMENTS

The Company's office rental, deployment sites and warehouse facilities expenses aggregated approximately $218,000 and $207,000 of which approximately $74,000 and $119,000 was capitalized during the nine months ended September 30, 2013 and 2012, respectively. The leases will expire on different dates from 2014 through 2016. Total minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Twelve Months Ended September 30,
2014	$307,000
2015	309,000
2016	201,000
$817,000

NOTE 8 - RELATED PARTY TRANSACTIONS

MBTH
As of September 30, 2013 MBTH owned approximately 48.98% of the Company’s outstanding shares, which represents a controlling interest. The Company has entered into convertible notes with MBTH refer to Note 6 — Convertible Notes Payable.

Effective July 1, 2011, by agreement of a committee of the Directors who did not own interests in MBTH, the Company entered into an arrangement with MBTH whereby MBTH assumed certain liabilities of the Company including certain payroll, management fees and other operating costs in the amount of $250,000 per month for a period of twelve months. In consideration for this agreement, the Company issued MBTH 342,857 shares on June 23, 2011 at a price of $8.75 per share for proceeds of $3 million. On July 1, 2012 the agreement with MBTH to assume liabilities of the Company expired. Subsequent to the assumption of liability agreement and through September 30, 2013, MBTH paid additional liabilities on behalf of the Company amounting to $2.3 million. From January 1, 2013 through September 30, 2013, MBTH paid additional liabilities on the behalf of the Company of approximately $1,916,000, the Company repaid MBTH $675,000 for liabilities previously paid by MBTH, and the Company refinanced $1,013,000 of liabilities previously paid by MBTH into the Bridge Loan (see Note 6 – Convertible Notes Payable) for a net increase in the related party liability of $228,000. The due to related party balance was $1,326,000 as of September 30, 2013.

On September 30, 2013, the independent directors of the Company authorized a onetime agreement, whereby we issued to MBTH 1,599,453 shares of our common stock and a warrant to purchase 1,363,636 shares of our common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013. Additionally, the Modified Strike Price, agreed upon between the Company and MBTH in January 2013, of $13.30 per share for the two options representing 571,428 underlying shares granted to MBTH in February 2011 has been lowered to $5.50. See Note 10 – Equity.

Mooers Branton & Co. Incorporated
On March 2, 2006, the Company entered into a management agreement (the “Management Agreement”) with Mooers Branton & Co. Incorporated (“MBC”), a Florida corporation, pursuant to which MBC agreed to provide certain management and financial services to the Company for a monthly fee of $80,000. The Management Agreement was effective January 1, 2006. The Company incurred fees related to the Management Agreement of $720,000 for the nine months ended September 30, 2013 and 2012. MBC is beneficially controlled and operated by Rick Mooers and Roger Branton, a director and the Chief Financial Officer, respectively, of the Company.

Treco
See Note 6 — Convertible Notes Payable.

NOTE 9 - CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of September 30, 2013, the Company did not have any legal actions pending.

NOTE 10 - EQUITY

Initial Public Offering
On July 24, 2013, the Company closed its initial public offering of 1,337,792 shares of common stock, par value $0.00001 per share, and 668,896 warrants to purchase 668,896 shares of common stock, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $6,750,673. The warrant is to purchase 1 share of our common stock and will have an exercise price of $6.87 per share. The warrants are exercisable immediately and will expire five years from the date of issuance. The Company intends to use the offering for working capital and general corporate purposes. Feltl and Company and Aegis Capital Corp acted as joint underwriters for the offering.

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

Issuance of Shares and Warrants to MBTH
On September 30, 2013, disinterested directors of the Company authorized a onetime agreement, whereby we issued to MBTH 1,599,453 shares of our common stock and a warrant to purchase 1,363,636 shares of our common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013. Additionally, the Modified Strike Price, agreed upon between the Company and MBTH in January 2013, of $13.30 per share for the two options representing 571,428 underlying shares granted to MBTH in February 2011 has been lowered to $5.50. In connection with the onetime agreement, we recorded a total of $10.1 million to Other expense, of which, $7.8 million was the fair market value of the 1,599,453 shares of common stock issued to MBTH; $1.8 million was the fair market value of the warrants to purchase 1,363,636 shares of common stock which were issued to MBTH; and $0.5 million was the change in the fair market value immediately before and after the modification of the stock price for options with 571,428 underlying shares.

Warrants and Options
The Company has issued warrants and options outside of the equity incentive plans. A summary of the warrant and option activity is as follows:

	Number of Warrants and Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2013	594,285	$25.90
Granted	3,481,221	6.81
Exercised	—	—
Forfeited or Expired	—	—
Outstanding, September 30, 2013	4,075,506	6.69
Exercisable, September 30, 2013	4,075,506	$6.69

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

NOTE 10 - EQUITY  (continued)

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

The Company agreed to modify the exercise price on two options representing 571,428 underlying common shares granted to MBTH under the February 2011 Convertible Loan from $13.30 to the Modified Strike Price of $5.50. The Company calculated the value of the options immediately prior to the amendment compared to the value of the option with the amended terms.

September 30, 2013
Exercise price	$5.50
Volatility	109.8%
Risk-free interest rate	0.13%
Expected dividend yield	0%
Expected term (years)	5.00

The risk-free rate is based on the rate for the U.S. Treasury note over the expected term of the warrants. The expected term is the full term of the warrant. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on AIM to the date of the grant.

For every $350 of principal amount of Bridge Loan advanced by a loan note holder, the loan note holder was issued a warrant for one underlying share with an exercise price of $0.35 per share. The warrants for 28,727 underlying shares are exercisable for a period of five years from issue and are fully vested on the date of issuance. The warrants were issued in connection with the Bridge Loan and were recorded as a debt discount of $401,000 against the Bridge Loan. The Company used the following weighted average assumptions in the Black Scholes model to calculate the fair value of the warrants:

Nine Months Ended September 30, 2013
Exercise price	$0.35
Volatility	104.4%
Risk-free interest rate	0.68%
Expected dividend yield	0%
Expected term (years)	5.00

The Company agreed to award MBTH a warrant to purchase 1,363,636 shares of our common stock with an exercise price equal to $6.87 per share. The warrants are exercisable for a period of five years from issuance and are fully vested on the date of issuance. The Company used the trading price to calculate the fair value of the warrants.

NOTE 11 - SUBSEQUENT EVENTS

Completion of Sale
On October 16, 2013, we completed the first delivery of our xMax comprehensive cognitive radio system, shipping equipment required to fulfill the $155,000 purchase order that was received from rural broadband provider Walnut Hill Telephone Company on November 26, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Walnut Hill Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Walnut Hill Telephone Company is considered to be a related party transaction.

Bridge Financing
On October 22, 2013, we entered into a term sheet with a private investor (the “Investor”) for the purchase of convertible promissory notes (the “Notes”) for a minimum amount of $1.5 million and a maximum amount of $3 million (the “Bridge Financing”). The Notes will mature 12 months from the execution date and will have an interest rate of 12%. The Notes will be convertible into shares of our common stock at the lower of $5.50 or, in the event we complete a qualified offering, at 85% of the price of such offering. We may redeem the outstanding principal and interest at 130%. In the event we complete a qualified offering, we will retire 50% of the then principal outstanding.

The Notes are subject to the completion of a definitive agreement (the “Definitive Agreement”) which will include customary closing conditions and other customary provisions including event of defaults and anti-dilution rights. Should we fail to enter into a Definitive Agreement because we chose alternative financing, we will pay the Investor $50,000 as a breakup fee.

Aegis Capital Corp. is the Placement Agent for the Financing and will receive a cash commission of 8% of the funds raised.

Pricing of Public Offering

On November 12, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. and Feltl and Company (the “Underwriters”), pursuant to which the Company agreed to sell, and the Underwriters agreed to purchase for resale to the public (the “Offering”), subject to the terms and conditions expressed therein, an aggregate 5,715,000 shares of common stock, par value $0.00001 per share (the “Shares”), at a price to the public of $1.75 per share, for an aggregate of approximately $10,000,000 in gross proceeds less underwriting discounts and commissions.  In addition, the Company granted the Underwriters a 45-day option to purchase up to an additional 856,428 Shares to cover over-allotments, if any.

The Company expects the Offering to close on or about November 18, 2013, subject to the satisfaction of customary closing conditions.  The Underwriting Agreement provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to reimburse the Underwriters for payments that the Underwriters may be required to make because of such liabilities.

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

As of September 30, 2013, the new product line that can handle both voice and data services became available. These new products are called xAP (base station), xMod and xVM. The latter two are able to communicate to any commercial off the shelf device.

Results of Operations

Comparison for the three and nine months ended September 30, 2013 and 2012

Revenues

Revenues for the three and nine months ended September 30, 2013, were $33,000 and $33,000, respectively, representing an increase of $33,000 and $33,000, respectively, from $0 and $0 in the corresponding periods in 2012. The revenue of $33,000 resulted from a service based consulting agreement with one of our customers during the three months ended September 30, 2013.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel
Cost of components and personnel for the three and nine months ended September 30, 2013, were $1,000 and $1,000, representing an increase of $1,000 and $1,000, respectively, from $0 and $0 in the corresponding periods in 2012. Cost of components and personnel of $1,000 is based on the cost of the time allocated towards the consulting agreement during the three months ended September 30, 2013.

General and Administrative Expenses
General and administrative expenses are the expenses of operating the business on a daily basis and include salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and nine months ended September 30, 2013, the Company incurred aggregate expense of $1.9 million and $4.4 million, respectively, compared to $1.3 million and $3.9 million, respectively, for the three and nine months ended September 30, 2012, representing an increase of $0.6 million or 53% for the three months and an increase of $0.5 million or 14% for the nine months. The increase is due to an increase in consulting fees associated with the Company’s listing on NASDAQ.

Development Expenses
Development expenses consist primarily of salary and benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. Development expenses increased $0.6 million, or 53%, from $1.2 million in the three months ended September 30, 2012 to $1.8 million in the three months ended September 30, 2013. Development expenses increased $1.7 million or 56%, from $3.1 million in the nine months ended September 30, 2012 to $4.8 million in the nine months ended September 30, 2013. The increases are due to additional costs related to producing and testing equipment as the Company’s products became available for sale on September 30, 2013.

Stock Based Compensation
Stock based compensation increased $0.05 million, from $0.15 million in the three months ended September 30, 2012 to $0.2 million in the three months ended September 30, 2013. Stock based compensation increased $0.28 million, from $0.26 million in the nine months ended September 30, 2012 to $0.54 million in the nine months ended September 30, 2013. The increase arose from the increase in the number of employees and directors of the Company who received option grants in fiscal 2013.

Amortization and Depreciation
Amortization and depreciation expenses decreased $0.1 million, or 14%, from $0.5 million in the three months ended September 30, 2012 to $0.4 million in the three months ended September 30, 2013, and $0.2 million, or 15% from $1.5 million in the nine months ended September 30, 2012 to $1.3 million in the nine months ended September 30, 2013. The decrease was primarily due to the decrease in the depreciation of our property and equipment as a portion of our assets became fully depreciated during 2013.

Other
Inducement expense for the three months ended September 30, 2013 was $0.4 million compared to $0.0 million for the three months ended September 30, 2012, an increase of $0.4 million. Inducement expense for the nine months ended September 30, 2013 was $0.4 million compared to $0.0 million for the nine months ended September 30, 2012, an increase of $0.4 million. The increase was due to the warrants given to non-related parties in relation with the conversion of the Bridge Loan.

Interest expense for the three months ended September 30, 2013 was $1.1 million compared to $0.2 million for the three months ended September 30, 2012, an increase of $0.9 million or 654%. Interest expense for the nine months ended September 30, 2013 was $2.2 million compared to $0.3 million for the nine months ended September 30, 2012, an increase of $1.9 million or 531%. The increase was due to the higher interest and fees incurred on the Bridge Loan for 2013 compared to the May 2011 Convertible note in 2012; the fee was amortized over a shorter period of one year based on the contractual obligation of the Bridge Loan; $0.4 million from the accretion of the debt discount recorded as interest expense; and $0.6 million in interest expense resulted from the Bridge Loan being convertible into new shares at 95% of the price of any future equity financing due to the difference between the IPO price of $5.50 and $5.225 in 2013.

Other expense for the three and nine months ended September 30, 2013, was $10.1 million and $10.1 million, respectively, representing an increase of $10.1 million and $10.1 million, respectively, from $0 and $0 in the corresponding periods in 2012. The increase of $10.1 million is a result of the independent directors of the Company authorizing a onetime agreement on September30, 2013, whereby we issued to MBTH 1,599,453 shares of our common stock and a warrant to purchase 1,363,636 shares of our common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013. Additionally, the Modified Strike Price, agreed upon between the Company and MBTH in January 2013, of $13.30 per share for the two options representing 571,428 underlying shares granted to MBTH in February 2011 has been lowered to $5.50.

Net Loss

For the three months and nine months ended September 30, 2013, the Company had a net loss of $15.9 million and $23.7 million, respectively, as compared to a net loss of $3.2 million and $9.1 million for the three and nine months ended September 30, 2012, or an increase of $12.7 million and $14.6 million, respectively. The increase in net loss is due mainly to the increase in development expenses, interest expenses and other expenses discussed above.

Liquidity and Capital Resources

Our operations primarily have been funded through cash generated by financing. During the first nine months 2013, the Company relied upon additional investment through proceeds from the IPO, Bridge Loan and convertible notes payable.

To date, we have financed our operations primarily through the sale of equity and convertible debt. As of September 30, 2013, the Company has negative working capital of approximately $2.6 million and $2.6 million of cash and cash equivalents.

We have incurred net losses of $15.9 million and $3.3 million in the three months ended September 30, 2013 and 2012, respectively. Additionally, we have incurred negative operating cash flows including cash used in operations of $8.2 million and $4.2 million in the nine months ended September 30, 2013 and 2012, respectively.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. The Company does not currently have sufficient capital in order to achieve cash flow breakeven. Therefore, the Company is actively evaluating various alternatives of financing in order to obtain additional capital to allow the Company to deliver its products and fulfill its current backlog.

Please see Note 11 – Subsequent Events in our financial statements for a discussion of our recent activities related to our efforts to raise additional capital subsequent to September 30, 2013.

Initial Public Offering

On July 24, 2013, the Company closed its initial public offering of 1,337,792 shares of common stock, par value $0.00001 per share, and 668,896 warrants to purchase 668,896 shares of common stock, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $6,750,673. The warrant is to purchase 1 share of our common stock and will have an exercise price of $6.87 per share. The warrants are exercisable immediately and will expire five years from the date of issuance. The Company intends to use the offering for working capital and general corporate purposes. Feltl and Company and Aegis Capital Corp acted as joint underwriters for the offering.

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

During the first nine months of 2013, the Company drew down $5.0 million under the Bridge Loan. On August 22, 2013, the Company refinanced approximately $1,013,000 of liabilities previously paid by MBTH during 2013 on behalf of the Company through the Bridge Loan and incurred an origination fee of approximately $50,000. The Company received notification from MBTH of its intent to convert the principal balance and accrued fees.

On August 22, 2013, the Company issued 2,187,529 common shares for the conversion of the balance of approximately $11,429,000 in principal and accrued interest and fees at a price per share of $5.225. Because the Bridge Loan was convertible into new shares at 95% of the price of any future equity financing, the Company recorded a charge of $0.6 million in interest expense during the three months September 30, 2013, due to the difference between the IPO price of $5.50 and $5.225. Additionally, the Company issued warrants to purchase 1,093,778 underlying shares as additional consideration to the investors who exercised their conversion option. The warrants vested immediately and are exercisable into common shares at an exercise price of $6.87 and have a term of five years from the date of issuance. The issuance of the warrants is considered an inducement to convert the Bridge Loan balance as the warrants were issued in addition to the common shares contractually required by the Bridge Loan Agreement. The Bridge Loan balance and accrued interest and fees was $0 as of September 30, 2013.

Convertible Notes Payable

During the first nine months of 2013, the Company drew down $450,000 under the convertible notes payable to related party, compared to $7.5 million during the first nine months of 2012.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Nine Month Period Ended
(In Thousands)

	September 30, 2013	September 30, 2012
Cash flows used in Operations	$(8,241)	$(4,233)

Investing Activities	$(2,569)	$(3,674)

Financing Activities	$13,097	$7,920

Cash at end of period	$2,558	$146

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 totaled $8.2 million as compared to $4.3 million for the nine months ended September 30, 2012. The cash used in operating activities consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $2.6 million as compared to $3.7 million for the nine months ended September 30, 2012. The represents capital expenditures primarily associated with the investment in product and technology development and our patent portfolio.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2013 was $13.1 million as compared to $7.9 million for the nine months ended September 30, 2012, which primarily consisted of proceeds from further advances under convertible promissory notes issued by the Company and proceeds from issuance of common stock. The Company raised $7.8 million through the IPO and IPO over allotment, drew down $5.0 million under the Bridge Loan and $0.5 million under the convertible notes payable to related party during the first nine months of 2013. Also MBTH converted their promissory note of $15 million and issued additional proceeds of $5.4 million under the Bridge Loan during the first nine months of 2013.

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

Our Company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

o	an obligation under a guarantee contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors;
o	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;
o	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or
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

During the quarter ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of a control deficiency described below, management concluded that as of September 30, 2013, our disclosure controls and procedures were not effective.

In conjunction with our recent initial public offering in the United States, which occurred in our current quarter, we recently switched over from financial reporting in IFRS to U.S. generally accepted accounting principles. Our management has previously identified a control deficiency regarding inadequate accounting resources due to the need to hire accounting personnel with the requisite knowledge of U.S. generally accepted accounting principles. While we have now hired a financial controller to support the accounting personnel, the financial controller began with less than one month before the end of the quarter ended September 30, 2013 and had limited involvement with the disclosure controls and procedures for this quarter. The accounting department is now in the process of cross training, putting in place additional accounting policies and controls to resolve the issues previously described.

Management believes that the hiring of that additional person who has the technical expertise and knowledge with the non-routine or technical issues we have previously encountered will result in both proper recording of these transactions and a more knowledgeable finance department as a whole. The accounting staff are providing the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of September 30, 2013, we do not have any litigation matters pending.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

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

On September 30, 2013, the disinterested directors of the Company authorized a onetime agreement, whereby we issued to MBTH 1,599,453 shares of our common stock and a warrant to purchase 1,363,636 shares of our common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013. Additionally, the Modified Strike Price, agreed upon between the Company and MBTH in January 2013, of $13.30 per share for the two options representing 571,428 underlying shares granted to MBTH in February 2011 was lowered to $5.50.

The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D there under. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Use of Proceeds

On July 24, 2013, we completed our initial public offering, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933, as amended (File No. 333-187094) (the “Registration Statement”) that was declared effective by the Securities and Exchange Commission on July 18, 2013. Under the Registration Statement, we registered the offering and sale of 1,337,792 shares of common stock, par value $0.00001 per share, and 668,896 warrants to purchase 668,896 shares of common stock, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $6,750,673. On August 19, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 200,668 shares of common stock and 100,334 warrants to purchase 100,334 shares of common stock with an exercise price of $6.87, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts, of $1,027,349. Feltl and Company and Aegis Capital Corp acted as joint underwriters for the offering.

No payments for our expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates with the funds raised in the offering, which funds we have not yet officially accepted or used to date.

There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

xG TECHNOLOGY, INC.

Date: November 14, 2013	By:	/s/ John C. Coleman
John C. Coleman
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Roger G. Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

