Form 10-K
period 2013-12-31
xG TECHNOLOGY, INC.
filed 2014-03-06
CIK 1565228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from            to           .

Commission File Number: 333-187094

xG Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5856795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 S. Pineapple Avenue, Suite 701
Sarasota, FL 34236

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code): (941) 953-9035

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.00001	The NASDAQ Stock Market LLC
Warrant to purchase Common Stock (expiring July 24, 2018)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2013, 7,321,836 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 28, 2013, the last business day of the second fiscal quarter, was approximately $8,558,726 based on a price of $9.60 at which the registrant’s common equity was last sold as quoted on the London Stock Exchange’s Alternative Investment Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 18,800,564 shares of its common stock outstanding as of March 4, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the 2014 annual meeting of stockholders.

XG TECHNOLOGY, INC.
FORM 10-K
ANNUAL REPORT
For the Fiscal Year Ended December 31, 2013

i

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) (the “Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar words and phrases are intended to identify forward-looking statements. However, this is not an all-inclusive list of words or phrases that identify forward-looking statements in this Report. Also, all statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and circumstances currently known by us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed elsewhere in this Report.

We file reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our Web site (www.xgtechnology.com) under “Investor Relations/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report. We urge you to carefully review and consider all of the disclosures made in this Report.

Item 1. Business

Overview

xG Technology, Inc. (“xG Technology”, “xG”, the “Company”, “we”, “our”, “us”) has developed a broad portfolio of innovative intellectual property that we believe will enhance wireless communications. Our intellectual property is embedded in proprietary software algorithms that offer cognitive interference mitigation and spectrum access solutions.

Our Company was founded on the premise that the wireless communications industry is facing a spectrum crisis as demand for flexible, affordable voice and data access rapidly grows. We have developed frequency-agnostic cognitive radio solutions to address this increasing demand by eliminating the need to acquire scarce and expensive licensed radio spectrum and thus ideally lowering the total cost of ownership for wireless broadband access. With such fast growing demand straining network capacity, our intellectual property is also designed to help wireless broadband network operators make more efficient use of existing spectrum allocations. We are targeting numerous industries world-wide, such as telecommunications, cable, defense, and public safety, and markets ranging from rural to urban areas and expeditionary deployments.

The implementation of our cognitive radio intellectual property is xMax®. We believe the xMax® system, represents the only commercially available cognitive radio network system that is designed to include interference mitigation by using our patented spatial processing. xMax® implements our proprietary interference mitigation software that can increase capacity on already crowded airwaves by improving interference tolerance, enabling the delivery of a comparatively high Quality of Service where other technologies would not be able to cope with the interference. We believe that the xMax® system will also, when in a future development operating on more than one radio channel, deliver dynamic spectrum access by using our patented self-organizing network techniques.

Our system is frequency agnostic, although currently designed to operate within the 902 – 928 MHz unlicensed band. xMax® serves as a mobile voice over internet protocol (“VoIP”) and broadband data system that utilizes an end-to-end Internet Protocol (“IP”) system architecture. The xMax® product and service suite includes a line of access points, fixed and mobile personal hotspots, mobile switching centers, network management systems, deployment tools, and customer support. The xMax® system will allow mobile operators to utilize free, unlicensed 902 – 928 MHz ISM band spectrum (which spectrum is available in all of the Americas except French Guiana) instead of purchasing scarce expensive licensed spectrum. Our xMax® system will also enable enterprises to set up a mobile communications network in an expeditious and cost effective manner.

In addition, we believe that our xMax® cognitive radio technology can also be used to provide additional capacity to licensed spectrum by identifying and utilizing unused bandwidth within the licensed spectrum.

Below is a diagram that provides a high-level overview of the xMax® network architecture:

Our Strategy

We are developing a broad portfolio of innovative intellectual property that we believe will enhance wireless communications. Leveraging elements of our intellectual property portfolio, we plan to introduce a range of spectrum agnostic, cognitive radio solutions that span numerous industries and applications. We believe that these products, together with our ability to leverage our patent portfolio, present us with an attractive revenue model. Our strategy is initially to commercialize our intellectual property portfolio by developing and selling network equipment using our proprietary software algorithms to offer cognitive interference mitigation and spectrum access solutions. In the future, our strategy is for our intellectual property to be embedded by partners in a semiconductor chip that could be sold to third party equipment manufacturers and inserted in their devices and to license our intellectual property to other customers in vertical markets world-wide. Our technology roadmap currently projects this transition to begin in 2016.

Market Overview

Our Market

We are witnessing rapidly increasing demand in the marketplace for mobile bandwidth. The surge in demand is attributable to the proliferation of smartphones, tablet PCs and other broadband-centric devices, as well as the shift to data and video-intensive services. A Cisco report (the Cisco Visual Networking Index, February 2012) indicates that in 2011 more than 50% of the data traffic on mobile networks was video, and they forecast video traffic to account for over 70% of total mobile data traffic by 2016.

There has also been an increase in mobile voice demand as more people unplug their wired phones and rely on wireless devices for all of their calling needs. According to Cisco’s report, as well as several studies undertaken by the Federal Communications Commission (“FCC”), the demand for wireless services will continue to grow in the coming years, as shown in the chart below. Cisco predicts mobile data traffic will increase 18-fold between 2011 and 2016, a 78% CAGR, reaching 10.8 billion Gigabytes per month.

Source: Mobile Broadband: The Benefits of Additional Spectrum (FCC Report 10/2010)

In early 2009, Congress directed the Federal Communications Commission (FCC) to develop a National Broadband Plan to ensure every American has “access to broadband capability.” After conducting thirty-six public workshops and engaging in significant collaboration and conversations with other government agencies and Congress, the FCC released the National Broadband Plan in early 2010. Within the Plan the FCC acknowledges that “the current spectrum policy framework sometimes impedes the free flow of spectrum to its most highly valued uses.” The Plan states that “Wireless broadband is poised to become a key platform for innovation in the U.S. over the next decade. As a result, U.S. spectrum policy requires reform to accommodate the new ways that industry is delivering wireless services. These reforms include making more spectrum available on a flexible basis, including for unlicensed and opportunistic uses.”

Specific recommendations within the report that indicate a favorable regulatory environment for cognitive radio technology include: “Recommendation 5.13: The FCC should spur further development and deployment of opportunistic uses across more radio spectrum.” The Plan further states that, “the FCC and NTIA should take steps to expand the environment in which new, opportunistic technologies can be developed and improved. And “The FCC should allow opportunistic radios to operate on spectrum currently held by the FCC (such as in certain license areas where spectrum was not successfully auctioned).”

On March 27, 2012 the U.S. Department of Commerce, through the NTIA, released a report in which they announced, “In the past, the federal government has freed up spectrum for exclusive commercial use by clearing a spectrum band of federal users, who typically relocated to other bands. However, given the growing demand for spectrum by both industry and the federal agencies, it is increasingly difficult to find desirable spectrum that can be vacated by federal users as well as spectrum in which to relocate these federal users. Due to the scarcity of spectrum, the complexity of federal operations, and the time and cost of relocating federal users, the old approach alone is no longer feasible.”

The report further states “NTIA proposes a new path forward for spectrum repurposing that relies on a combination of relocating federal users and sharing spectrum between federal agencies and commercial users. Spectrum sharing will be a vital component to satisfying the growing demand for spectrum, and federal and non-federal users will need to adopt innovative spectrum-sharing techniques to accommodate this demand.”

In July 2012, The President’s Council of Advisors on Science and Technology (PCAST) issued a report to the US President titled “Realizing the Full Potential of Government-Held Spectrum to Spur Economic Growth” in which “It concludes that the traditional practice of clearing government-held spectrum of Federal users and auctioning it for commercial use is not sustainable. In light of changes made possible by modern technology, we recommend that you issue a new Memorandum that states it is the policy of the U.S. government to share underutilized spectrum to the maximum extent consistent with the Federal mission, and requires the Secretary of Commerce to identify 1,000 MHz of Federal spectrum in which to implement shared-use spectrum pilot projects.” The report noted that simply clearing and reallocating spectrum would not be sustainable and pointed to a recent study by the National Telecommunications and Information Administration (NTIA) which found that clearing of just one 95 MHz band will take 10 years, cost $18 billion, and cause significant disruption. Among its key recommendations are to adopt new technologies, including cognitive radios, that could help use existing spectrum more efficiently, stating that “the use of new radio technologies, including cognitive radios, will be an important tool in helping increase spectrum capacity and utilization”. The PCAST authors stated that agile (cognitive) radio technologies that make it possible for computerized radio systems to share spectrum on a vastly more efficient basis would make it possible to move from an era of scarcity to one of abundance.

Moreover, on July 6, 2012 a Presidential Executive Order was issued regarding the Assignment of National Security and Emergency Preparedness Communications Functions. The order establishes that the federal government must be able to communicate with the public, other agencies, other levels of government and businesses “at all times and circumstances” and in all locations, both domestically and internationally. To ensure this, the order mandates the establishment of emergency communications capabilities that are “survivable, resilient, enduring and effective”. These capabilities are not available in traditional public system networks, but the xMax® cognitive radio system has been designed from the ground up to meet the very survivability, redundancy, mobility, interoperability, and resiliency requirements specified by this Order.

Recognizing the spectrum constraints on fast growing needs for wireless connectivity, in September 2012 the European Commission published a communication promoting the shared use of radio spectrum resources. A study conducted for the European Commission showed that finding additional shared spectrum resources for wireless broadband could create significant net economic benefits for the European Union. With an increase of between 200 to 400 MHz in shared access spectrum for wireless broadband, the scenarios evaluated in the study showed a net increase in the value to the European economy of the order of several hundred billion Euros by 2020. The Commission, therefore, proposed steps to foster the development of wireless innovations in the EU to ensure that the currently allocated spectrum is exploited to the fullest extent possible. This has been followed by Ofcom, the telecommunications regulator in the UK, moving to complete the process to release TV Whites Spaces for shared use.

While it appears to management that spectrum regulation is developing in a favorable manner, we have, nonetheless, chosen to release the initial xMax® product line on the unlicensed 900 MHz ISM band (902 – 928 MHz) in order to minimize our exposure to regulatory risk (see further under the section entitled “Government Regulations, Regulators’ Role in spectrum”). The unlicensed bands are well established and although these bands are allocated for Industrial Scientific and Medical (ISM) use (e.g., microwave ovens and industrial equipment), a major use has been unlicensed (Part 15) systems such as Wi-Fi, Bluetooth, and ZigBee. In the period 1995 – 2005, most of the cordless phones marketed in the US were in the 902 – 928 MHz band, but conflicts with the other uses and availability of DECT equipment has greatly decreased sales of 902 – 928 MHz cordless phones.

The rules for these bands sprung from FCC Docket 81-413 which sought to end an implicit prohibition of spread spectrum/CDMA technology that resulted from a focus on FDMA spectrum uses. This resulted in rules adopted in 1985 that allow unlicensed spread spectrum systems to use these bands for almost any possible application subject to a 1W power limit. When wireless LAN use became of interest several years later, these time-tested rules allowed U.S. market access without FCC deliberations. The 2.4 and 5.8 GHz bands are used for Wi-Fi today. In a similar fashion, we are launching our initial software-defined product offering programmed to operate on unlicensed spectrum in order to speed commercialization of our intellectual property without requiring FCC or NTIA deliberations on opportunistic access. Because we have designed our core technology to be usable beyond the unlicensed band that its initial product offering operates on, we believes that we are well positioned to benefit from possible future regulatory reforms that support wider spread use of spectrum sharing and opportunistic access techniques.

The growth of wireless data over the past few years has made the subject of available spectrum a pressing priority. In fact, the current situation has been referred to as a “looming spectrum crisis”. (FCC Chairman Julius Genachowski, speech to CTIA, October 2009). Responses to this “crisis” have included lobbying efforts to persuade the FCC to find new sources of licensed spectrum and proposals to reallocate existing licensed spectrum. Demand for more spectrum and capacity has also been a key factor in industry consolidation. The rationale given for the AT&T/Cingular merger was based on the fact that AT&T had more spectrum than Cingular, and by combining the companies they could more efficiently serve their customers. Likewise, Verizon’s $3.6 billion bidding to buy unused wireless spectrum and AT&T’S $39 billion attempt to acquire T-Mobile was primarily driven by AT&T’s desire to secure additional spectrum and cell sites in order to provide more capacity across its network.

Our company and our technology and products are based on our belief that there is insufficient spectrum available to satisfy the current and future growth of wireless data. However, we also believe that this crisis is not solely a result of insufficient amounts of available spectrum, but also the result of inefficient use of the currently available spectrum. Rather than merely demanding more spectrum we believe that the more appropriate response to the call for increased bandwidth would be to shift the focus to getting more use out of spectrum that has already been allocated. More effective utilization of the available spectrum can be accomplished in a number of different ways. Advancements in radio technology, such as the movement to the LTE standard from the previous 3G networks, for example, have allowed for better spectrum utilization. This has been attributed to the incorporation of new advanced technologies such as multiple in, multiple out (“MIMO”) and Orthogonal Frequency-Division Multiple to reduce multiuser interference.

Other methods being employed by network operators to meet bandwidth requirements have included off-loading some of the demand to unlicensed Wi-Fi hotspots and selling in-building femtocells that make use of a customer’s own wired Internet connection. Another approach is to build more cell sites closer together. Each cell site would cover a smaller area, and thus offer the ability to reuse frequencies more times in a larger geographic coverage area. However, such would entail more costs, and is time consuming due to local permitting and other considerations. Many of these approaches have been driven by the need to receive more capacity out of limited spectrum.

While the spectrum currently available cannot satisfy the future growth of wireless data, the idea of getting better use out of spectrum (both licensed and unlicensed) by sharing it is receiving increased attention as a more effective and efficient solution for the industry than simply identifying new spectrum. This has led to industry and policy makers to consider technology-based approaches, such as cognitive radio and opportunistic (i.e. shared) spectrum use.

Users of commercial cellular networks are not the only users that are running out of capacity due to spectrum limitations. Wireless users around the globe such as industrial and enterprise users, public safety agencies and those who use unlicensed spectrum (such as Wi-Fi and White Spaces) are also lacking necessary spectrum, but are not being allocated the necessary spectrum due to the fact that regulators have historically prioritized commercial mobile carriers in the allocation of spectrum assets as the demand for both voice and broadband access continues to increase.

We believe that deployment of cognitive radio networks offers the best solution to addressing the pressing need for more efficient use of spectrum.

Radio Spectrum — A Primer

Radio spectrum is a finite resource. In order to utilize this limited radio spectrum better, we have essentially been limited to reallocating swaths held by existing users, who either have to lose some of their spectrum or have to move to other portions of the band.

The best spectrum for two-way radio or cellular types of communications is in lower frequencies. These frequencies are scarce due to technical, historical, and regulatory reasons. A large part of the spectrum (30MHz to 900MHz) that is well suited for cellular and land mobile radio (LMR) is occupied by existing business, industrial, public safety, and other license holders. Additionally, only a fraction of this spectrum is practical for mobile commercial consumption as the usage of lower frequencies requires antennas, filters and other components that do not fit into a portable handheld device. There are also many services that have long used valuable spectrum in frequencies that could be reassigned for mobile data and voice since those services could use some other spectrum efficiently.

The availability of widespread high-speed wireless broadband has led to customer uptake that was far greater than the network operators, device manufacturers, and application developers had predicted. The introduction of the iPhone by Apple was a starting point for soaring broadband wireless service demand, and since that time, new applications, including streaming video for TV and movie services, have proliferated. Network operators are struggling with how to keep up with this demand. AT&T reported that 4% of its iPhone customers were accounting for more than 50% of the data traffic on its 3G network, and a Cisco report indicates that today more than 50% of the data traffic on mobile networks is video. This trend is expected to accelerate as network operators begin deploying 4G (fourth-generation cellular services). However, 4G does not fully address the current spectrum issues, and in fact may make it worse as new bandwidth and spectrum-intensive services are brought to market.

Cognitive Radio Networks — A Primer

The industry definition of a cognitive radio is a device that, unlike a traditional radio, can dynamically find and use available frequency to improve throughput and connectivity. This can be done via real-time sensing that allows the radio to scan for unused frequencies and then instantly tune to such frequencies. Cognitive radios can also rely on a database that can tell it what channels are available (usually based on the radio’s location and known spectrum restrictions in that area).

Either or both of these techniques can be used to help the cognitive radio avoid interference and optimize its throughput and connection reliability on a dynamic basis. With detailed information about its local radio frequency (“RF”) environment, cognitive radios are able to change power output, frequency and receive or transmit parameters, in order to extract latent (unused) bandwidth and capacity from crowded unlicensed, as well as underutilized licensed, wireless spectrum.

The key elements of cognitive radio technology include spectrum sensing, spectrum management, spectrum mobility, spectrum sharing, and spatial processing:

Spectrum sensing may be defined as interference-based detection of transmitters with the ability to look at a portion of the spectrum to see if it contains any transmitters that could cause interference to the cognitive radio system. Making the end user devices and network infrastructure cognitive enables both to dynamically react to a wide range of conditions. In the xMax® system, the end user radio is used to inform the network of changes in the RF environment, core infrastructure and other relevant conditions. This allows the network itself, and not just the radios, to adapt dynamically. When only the radio itself is cognitive, each radio will individually optimize its parameters and throughput based on local conditions, without regard to overall system performance. What may be optimal for the radios on an individual basis may not lead to overall network optimization in terms of coverage, throughput or other measures.

Spectrum management is the ability of the system to capture the best available spectrum for use at any given point in time. It is based on the premise that both terminals and base stations can be directed to change their operating frequencies dynamically as needed to keep the communications from interfering with others in that portion of the spectrum, or of being interfered with by others in the same spectrum. By propagating and collecting data from individual radios across the network, a cognitive system approach can make the entire network smarter, and optimize total network throughput. This enables new and useful features such as self-RF planning that can simplify, and reduce the cost of, the deployment and operation of the network. After the RF data is collected, better utilization and performance can be achieved automatically and continuously. This makes the network vastly more adaptable, self-sustaining and self-optimizing in many ways. The ability for the network to provide a level of self-RF planning is only one example of what a cognitive network can offer. Because a cognitive radio network can self-optimize and self-configure, little-to-no frequency coordination between cognitive radio nodes or other radio networks operating in the same frequencies is needed. This leads to an often overlooked benefit of having a self-planning, self-optimizing network: it reduces or eliminates the need for skilled radio technicians. These cognitive radio networks use software, powerful on-board computing power and real-time RF sensing to supplant expensive and overburdened radio technicians. The smart network goes beyond self-frequency planning to also encompass dynamic capacity shifting. That is to say that when a cell is lightly loaded, it can automatically abandon one or more channels in any given sector, thus making those channels available for adjacent cells to use if loading at that cell justifies the need for more spectrum. In addition to the ability to shift spectrum resources around to other cells, it also makes the network as a whole a good neighbor to other systems that might be trying to use the same spectrum in a shared band (like TV White Spaces) by using the minimum amount of spectrum at any given time. Moreover, these capabilities will allow xMax® networks themselves to become mobile, adapting to new spectrum conditions and terrain “on-the-go”, which will make xMax® an excellent solution for expeditionary deployments by defense, public safety and emergency agencies.

Spectrum mobility refers to the ability to make use of spectrum dynamically, commonly called dynamic spectrum access (DSA). The system can decide to change bands or channels within the spectrum in which they are operating.

Spectrum sharing is the ability for a cognitive radio system to operate in shared spectrum (unlicensed spectrum, for example), detect stations that interfere with the transmissions, mitigate that interference if possible, or avoid it by changing operating frequencies or other system parameters. By enabling xMax® to tolerate high levels of interference before requiring the radios to switch channels, more “gray spectrum” (containing interference or jamming) can be used in place of white spectrum (clean and interference-free). This makes these white spectrum channels available for other radios that cannot mitigate the interference on their current channel. The overall capability increases the network’s total throughput and capacity greatly — without consuming additional scarce spectrum resources.

Spatial processing is the use of multiple integrated receiver chains known as MIMO systems that can provide another layer of resistance to interferers. MIMO processing allows better use of the radio channel to improve link budget and data rates. By employing advanced signal processing techniques, we believe that our system can also be used to track and mitigate interference from multiple mobile transmitters using sophisticated signal processing algorithms. The ability to mitigate, rather than simply run away from interference will be critical going forward. We believe that there will be no more “white spaces” and that all spectrum will be made up of “gray spaces” (interference laden frequencies) caused by a system’s own self-interface or that which is caused by other nearby systems.

We believe that a true cognitive or intelligent radio network will make use of most, if not all, of these capabilities in order to be able dynamically to keep the system operating by mitigating or avoiding interference that may show up in the frequencies the cognitive network is currently using. If the interference becomes too severe, an intelligent system will be able to locate other spectrum and shift the radio links to new frequencies nearly instantaneously. Using cognitive radio techniques, the cognitive network can intelligently share spectrum and extract more bandwidth via “opportunistic use” of shared spectrum resources.

Today’s cognitive radio systems are taking advantage of new antenna technology (such as MIMO) and digital signal processors (DSPs) with advanced, innovative software algorithms. This evolution has also yielded a class of DSPs that are incredibly powerful, yet still energy-efficient. These and other technologies are enabling a new generation of smart (i.e., cognitive) radios. In general, the limiting factor in high capacity wireless systems is interference. As stated above, there are a number of ways to deal with interference to keep the communications link up and running. Unlike traditional systems (such as 3G and 4G), cognitive systems can recognize and then deal with interference locally and in real-time, thus greatly increasing the capacity of new and existing spectrum.

Products

xMax®:  the first implementation of xG’s innovative cognitive radio intellectual property is xMax®. Operating initially within the 902 – 928 MHz license-free band, xMax® is a mobile voice over internet protocol (“VoIP”) and broadband data system that utilizes an end-to-end Internet Protocol (“IP”) system architecture. The xMax® technology we are developing is spectrum agnostic. In any spectrum band that xMax® will operate in, we will break the band into channels and sub channels. We will then use spatial processing and adaptive modulation to mitigate interference in that band. If the band becomes unusable because of overwhelming interference, we will then use dynamic spectrum access to change to another channel or band. The xMax® product suite we are currently developing is band specific due to the current limitations in RF technology that can be produced for a given size, cost and complexity. Multiband, small, portable devices today require custom developed integrated circuits, which are on our technology roadmap, but not currently available. The mid-term objective is to transition implementation of xMax® to a licensing and semiconductor chip business model, which is anticipated to begin in 2016.

The xMax® system design represents a turnkey network solution that will include rapid-deploy self-organizing access points (base stations), fixed and mobile personal Wi-Fi hotspots, mobile switching centers, as well as network management and deployment tools. A key feature of the xMax® system is the ability to leverage off-the-shelf commercial mobile devices (such as smartphones, laptops and tablets), resulting in reduced network infrastructure, maintenance and operational costs. The xMax® system will allow mobile operators to utilize free, unlicensed 902 – 928 MHz ISM band spectrum (available in most of the Americas) instead of having to purchase scarce licensed spectrum which can be prohibitively expensive. In addition, mobile network operators will be able to use xMax® cognitive radio technology to add additional capacity to licensed spectrum by identifying and utilizing unused bandwidth in those frequencies.

Our xMax® system is designed to utilize an advanced cognitive radio technology that incorporates OFDM and MIMO to increase interference tolerance, allow mobility, and improve resistance to fading. All xMax® products leverage an array of high-performance, low-cost digital signal processors (DSPs) that enable multidimensional signal processing that mitigates interference and dynamically optimizes available spectrum. xMax’s software defined radios (SDR) are designed to be inherently frequency-agile, which will allow network access points and user devices to automatically retune and operate on clearer channels within the band. This innovative signal processing will enable xMax® to deliver a licensed spectrum experience using unlicensed spectrum.

The product portfolio that we are creating by combining advanced computer processing power and novel wireless design means that a technology solution is becoming a viable alternative to past public and private spectrum acquisition policies. We employ a multifaceted cognitive radio approach that combines sophisticated interference mitigation capabilities with innovative dynamic spectrum access attributes. The former features MIMO smart antenna technologies. Employed in concert, these capabilities will help squeeze additional usable spectrum out of airwaves once considered unusable for advanced mobile communications.

xMod:

The xMax® xMod is a device that allows users of Wi-Fi-enabled smartphones, tablets, notebooks and other devices to access the Internet through the xMax® cognitive radio network. The xMod acts as a transparent protocol bridge that connects end user devices to the wide-area xMax® network using secure Wi-Fi links, USB or Ethernet cables. It supports not only fixed users but will also supports mobile users and has been designed to provide exceptional QoS (Quality of Service) and MoS (Mean Opinion Score) while supporting calls, texting (SMS) and broadband data streams over the xMax® network.

The xMod includes a Wi-Fi router chip that allows it to simultaneously support multiple external devices wirelessly. It will enable operators to deploy long-range xMax® networks that can integrate with the large installed base of Wi-Fi and Ethernet-capable devices. Subscribers will easily be able to install and set up an xMod to support any device having a Wi-Fi, USB or Ethernet connection. By incorporating xMax® radios and 2x4 MIMO technology, xMods can provide range and reliability that management believes is superior to Wi-Fi-based wide-area systems.

The xMod and xMax® system is designed to support nomadic and mobile connectivity (including high-speed handoffs) which will allow xMax® operators to offer on-the-go services that differ from those of fixed services, such as cable and DSL. It will be possible to deploy xMax® in fixed, mobile or nomadic configurations. When a planned later version of xMax® delivering higher data rates is deployed in a fixed manner rural telecommunications operators could recover the cost of the network via the Universal Service Fund (“USF”) subsidy mechanism. Recent regulatory reform has begun to transition USF support from telephone to broadband services. Because xMax® can carry both voice and data, we believe that xMax® is well suited for rural carriers to handle such a migration. As with all the components in the xMax® family of products, the xMod is designed to offer increased range, flexibility, throughput and reliability, while reducing network deployment and management costs. Management believes this will make xMax® an attractive solution for WISPs, mobile telecommunications operators and other service providers.

xVM:

The xMax® xVM TM Vehicle Mounted Modem is an IP67-rated ruggedized subscriber device that is designed to be installed inside or outside vehicles. The xVM acts as a transparent protocol bridge, allowing users of WiFi-enabled smartphones, tablets, notebooks and other devices to seamlessly access the Internet through the xMax cognitive radio network.

The xVM is waterproof and made to withstand wide temperature ranges and challenging environmental conditions. It has been designed to meet the extreme demands characteristic of expeditionary environments, making it ideally suited for employment in the public safety, homeland security, and military market places.

While primarily developed for vehicle usage, the xVM may also be externally mounted in fixed locations like parks or other outdoor areas to provide WiFi access for use in monitoring, surveillance, machine-to-machine and other applications using the xMax backhaul link.

xAP:

The xMax® xAP is an all-IP wireless access point that will deliver wide area coverage and reliability even when there is significant interference. The xAP brings together innovative technologies including Software Defined Radio (SDR), cognitive networking and a 2x4 MIMO in a compact and affordable broadband access point. These capabilities will enable the xAP to deliver wide area coverage and broadband throughput for fixed, nomadic and mobile applications.

xMax® radios and 2x4 MIMO technologies give the xAP range and reliability surpassing Wi-Fi-based systems. The xAP (as well as all xMax® components) will support nomadic and fully mobile connectivity, including high-speed handoff that will allow xMax® operators to offer on-the-go services that differ from those of fixed services, such as cable and DSL. As part of the xMax® family of products, the xAP is designed to offer increased coverage, throughput and robustness while reducing network deployment and management costs, making it, we believe, an attractive solution for WISPs, mobile telecommunications operators and other service providers. When implemented, Self-Organizing Networking (SON) technology will simplify and speed deployment for commercial, private and tactical networks.

The xAP is a small, single channel device that will provide a data rate of up to 3 Mbps per channel and supports a range of 1 to 5 miles (non-line-of-sight) and up to 8 miles (line-of-sight), depending on conditions. The xMax® system is designed so that it will be possible to collocate multiple xAP’s in order to increase system capacity. xAP’s are GPS time-synchronized to avoid self-interference, which increases overall system capacity and load leveling. These features, along with deterministic Media Access Control (MAC) for high-quality voice calls, give the xMax® system improved scalability in real-world conditions.

Having numerous accessible channels will allow neighboring network nodes (made up of one or more xAP’s) to utilize non-interfering channels automatically when employing the network self-planning features that are in our technology roadmap. This will allow the network to grow and scale more easily without the operator having to redesign the network RF plan each time a device moves, or when xAP’s or users are added or removed from the network.

xMSC:

The xMax® Mobile Switching Center (xMSC) is the backbone network element in the xMax® regional network. The xMSC bridges the delivery of the voice and data services, and manages all elements in the regional network (access points, xMods and xVM’s).

The xMSC acts as an aggregation point for the connected xAP’s. It performs routing and security functions. The xMSC is typically connected to the Global Information Grid (GIG) and one or more VoIP soft switches.

xMonitor/xDrive:

These software tools provide integrated and comprehensive network and element management for the xMax® network, as well as mobile network throughput and coverage optimization.

xMonitor is a component of the xMSC that monitors the status and health of all xAP’s, xMSC elements, and VoIP core elements. It provides end-to-end IP network management and monitoring services. xMonitor is a web-based application that will be installed at an operator’s Network Operation Center, enabling remote management of network status. The program runs as a live application that continuously collects data from the network, updating the aggregated information without user intervention. It can be programmed to display specific views around the clock — providing an at-a-glance heads-up display from which to survey the network.

xDrive is a drive mapping utility designed to gather, display and log performance statistics from the xMod and xVM. It will allow field technicians to map the coverage of a deployment of xAP’s, as well as providing xMod/xVM to xAP to link statistics.

Competition

The wireless technology sector is intensely competitive and is rapidly evolving. Several vendors have researched and experimented with cognitive radios. This research predominately falls under the traditional industry defined use of a cognitive radio where cognitive capabilities are restricted to dynamic spectrum access (“DSA”) within the radio device. However, we believe that only a few vendors are undertaking development across all the key elements of cognitive technology: spectrum sensing, spectrum management, spectrum mobility, spectrum sharing, and spatial processing.

As an example, both Spectrum Bridge and Microsoft have developed a database approach to frequency reuse. This method was developed specifically to enable unlicensed broadband systems to coexist with existing TV transmitters in the TV White Spaces band.

We not only face competition from other companies developing cognitive radio solutions but we are also competing for sales to end-user customers with companies offering solutions utilizing other technologies for access to licensed and unlicensed spectrum, such as LTE and Wi-Fi.

In the cognitive radio market, our competitors include, Neul Ltd., Shared Spectrum Corporation and Adaptrum.

End-customers in the rural broadband market are being offered a choice of solutions based on alternative technologies, such as LTE and Wi-Fi. Global communications networking equipment vendors such as Ericsson, Huawei, Alcatel-Lucent and others are actively selling and deploying LTE and, to a lesser extent, WiMax equipment with rural telecommunications operators that own, or can lease, appropriate licensed spectrum frequencies. We also face competition for equipment sales with Ruckus Wireless, Ubiquiti Networks and Cambium Networks, which have also targeted markets for communications systems around the world similar to our target markets. Although these companies are vastly larger than we are, with significantly greater resources, we believe that we or our channel partners will need to convince end users to consider our offerings as a viable alternative to these larger companies if we are to succeed.

It is not uncommon for a single rural operator to deploy a mix of technologies (such as LTE and Wi-Fi) to address differing applications, spectrum holdings and economics across their market areas. As new technologies are introduced and spectrum availability and costs increase, we anticipate that rural telecommunications operators will continue to deploy a growing range of innovative solutions that deliver voice and data communications to their customers.

The main vendor in the public safety market is Motorola Solutions, which is a global player that holds a highly dominant market share in the U.S. of over 80% in public safety and government wireless networks.

In the defense market, there are several large and significant companies that provide wireless communications systems to U.S. and international military agencies, including Harris Corporation, ITT Industries, Raytheon, Boeing, Thales Communications and Lockheed Martin. It is common for one competitor to be a subcontractor to another competitor who is the prime contractor and vice versa as programs of record ramp up and ramp down over time.

A number of our current or potential competitors have long operating histories, significant brand recognition, large customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. As an emerging technology company, our brand is not as well known as incumbents in those markets. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features.

Competitive Positioning

Regulatory risk — we believe that our choice initially to develop our cognitive radio technology utilizing the unlicensed 902 – 928 band exposes us to less regulatory risk than companies building products upon newly available TV White Space frequencies. Whereas the 902 – 928 MHz band has withstood multiple attempts to redefine the rules regarding its use, newer frequency bands such as TV White Spaces have yet to demonstrate their permanence. Specific initiatives to license off TV White Space frequencies for cellular carrier use are being promoted by licensed spectrum stakeholders. While our core technology can be adapted for operation upon such newly available frequencies once their staying power has been demonstrated, we believe that we are not subject to the same make-or-break dependency upon the availability of TV White Spaces as are most other cognitive radio product companies.

Mobility — we are specifically developing our product line to support mobility. We believe that mobility is an important differentiator with regard to our offering in the marketplace. Designed to do its own RF planning automatically by utilizing an extended range of non-interfering channels without manual intervention, xMax® will offer the ability to make the entire network infrastructure mobile, with xAP base stations able to move in relation to each other as well as to xMods, xVM’s and users. We believe this feature will be unique to xMax®

and will address a major capability gap for defense, homeland security, and public safety agencies which all require “on the move” communications networks. These agencies currently have no equipment or capacity for this identified and urgently needed capability.

Supports both real-time VoIP and data sessions utilizing a single set of infrastructure — Most IP systems do not carry large numbers of simultaneous voice conversations. We have focused on designing a core technology that is capable of carrying both mass-scale voice and data sessions on the same network.

Interference mitigation — Whereas most efforts to date focus on interference avoidance, we have extended our core competency into the realm of interference mitigation. In a world where wireless demand is certain to result in more, not less, congested airwaves, we believe that our intellectual property that can help to ameliorate interference is a unique competitive advantage in the marketplace.

Strong engineering management team — We maintain a strong, product-driven, engineering team with a track record within the Ad-Hoc wireless networking domain with Motorola Mesh Networks.

No federal government unlimited use licenses — We have solely funded the development of our intellectual property, which is, accordingly, unencumbered by any federal government unlimited use licenses.

Strong Patent Portfolio — We maintain a strong intellectual property portfolio that presents a barrier to entry to other firms that may attempt to develop cognitive radio network technology.

We believe we compete favorably on these factors. However, our industry is evolving rapidly and is becoming increasingly competitive. Other developers could develop alternative wireless cognitive networks and other technologies that may adversely affect our ability to attract and retain customers. These competitors may include companies of which we may not be currently aware.

Sales and Marketing

Our strategy is to sell intellectual property and the equipment in which our intellectual property is initially implemented, globally direct and through an indirect channel network that we will leverage in order to upscale our selling efforts without the significant cost of a large direct sales force. Our channel partners will utilize their own internal and external sales representatives to provide lead generation among their established customer base and beyond, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. In certain cases, service providers may also act as a channel partner for sales of our solutions to their existing customers or new enterprise accounts.

Our sales team currently is comprised of business development, relationship and account executives and a channel manager. This sales team is focused on supporting our current customers, as well as nurturing relationships with prospective customers in key domestic and international markets. Our relationship managers support the development of sales presentation materials and training of our channel partner sales personnel to assist them in marketing our services, either directly or indirectly to their customers. We also directly train and support selected key customers and technology providers in order to grow an active client base and solidify relationships. We are currently using the SalesLogix Customer Relationship Management (CRM) tool to manage our sales activity and manage these relationships.

We also have an exclusive relationship with one of the leading grant writing and funding specialist firms in the United States, Gilmore Tragus Strategies, LLC (“GTS”). GTS has written applications for, and their customers have been awarded, over $1 billion in local, state and federal funding initiatives over the past ten years. Having a partner like GTS gives our sales team and channel partners a competitive advantage by being able to assist customers with funding.

As of December 31, 2013, our business development, sales and marketing team consisted of ten full-time employees or contractors, supported by outside marketing professionals.

Customers

Although still at an early stage, we have begun to implement our sales and marketing strategy, both through direct sales to end-customers and indirect sales to channel network partners and we have entered into a number of equipment purchase, reseller and teaming agreements as a result. These customer engagements span our target markets in rural telecommunications and defense.

In addition to the sales backlog of $7.4 million that was outstanding at December 31, 2012, the Company has added $12.1 million of additional sales orders from January 1, 2013 through December 31, 2013. At December 31, 2013 the total backlog of reseller agreements was $15.9 million and the total backlog of purchase orders was $18.7 million for a total of $34.6 million.

These agreements contain certain conditions to payment to us, including (depending on the agreement) FCC equipment authorization, delivery of equipment and services, acceptable performance of equipment, delivery of purchase orders and favorable customer financing. In the event that the systems that we deliver to these potential customers do not satisfy certain technical expectations or requirements of those customers, we will not receive any revenue from these purchase orders.

We have begun to fulfill orders now that our equipment has been certificated by the FCC. Revenues are recognized over the respective lives of the agreements according to the delivery and transfer of ownership and risk of xMax equipment and the provision of services as well as specification of features required by our customers.

Manufacturing and Suppliers

Our strategy is to retain contract manufacturers to manufacture, test, assure the quality of, and ship our products. We primarily utilize contract manufacturers located in the United States to ensure proximity between the manufacturer and our design and development engineers and with the initial customers we anticipate winning.

Our internal manufacturing organization consists of a small number of supply chain managers, employees and contractors who supervise the manufacture of our products at contract manufacturer sites. We rely on our contract manufacturers, test engineers and our internal quality assurance resources to implement quality assurance programs designed to assure high product quality and reliability.

In the future, it is our strategy to focus on our core strengths, which are innovation and technology design and the development, creation and exploitation of our intellectual property. Accordingly, we ultimately plan to become a designer, developer and fabless supplier of xMax integrated circuits and system software solutions for xMax products where we would supply integrated circuits produced by third party manufacturing partners under license, software, reference designs, features, tools and technical support. We expect this transition to begin from 2016.

We rely on third party components and technology to build our products, and we procure components, subassemblies and products necessary for the manufacture of our products based upon our design, development and production needs. Once we have retained a contract manufacturer, they will be responsible for obtaining these components, subassemblies and products. While components and supplies are generally available from a variety of sources, we currently depend on a single or limited number of suppliers for several components for our products. We are using a single source digital signal processor that may be difficult to replace with an equivalent performance device. In the longer term, we are planning to adapt the xMax system to run on multiple low cost platforms. We rely on purchase orders rather than long-term contracts with our suppliers. We do not currently stockpile enough components to mitigate any potential supply disruption if we are required to re-engineer our products to use alternative components.

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our technologies, solutions and products. We have developed a broad portfolio of intellectual property that covers wired and wireless communications systems. As of December 31, 2013, in the U.S., we have 48 patents granted, 13 patent applications pending, and no provisional applications pending. Internationally, we have 64 patents granted, 64 patent applications pending, and 9 Patent Cooperation Treaty (PCT) applications.

Areas of our development activities for xMax® and beyond that have culminated in filings and/or awarded patents include:

•	Spatial Processing (MIMO);
•	Self-Organizing Networks;
•	RF Modulation;
•	Compression (protocols, payload, signaling, etc.);
•	Modulators/Demodulators;
•	Antennas/Shielding;
•	Wired and Wireless Networks;
•	Media Access Control Protocols;
•	Interference Mitigation;
•	Cognition enabling over the air protocols (MAC layer);
•	Wireless data compression;
•	Dynamic Spectrum Access (DSA); and
•	Quality of Service.

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring activities with respect to infringing uses of our intellectual property by third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our products and other intellectual property. We typically own the copyright to our software code, as well as the brand or title name trademark under which our products are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States. Our registered trademarks in the United States include “xG”, and “xMax®”, the names of our suite of products, among others.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which our products are sold or distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results.

Companies in the mobile wireless communications technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We may face allegations by third parties, including our competitors and non-practicing entities, that we have infringed their trademarks, copyrights, patents and other intellectual property rights. As our business grows, we will likely face more claims of infringement.

Government Regulations

Regulators’ Role in Spectrum

In the past, all radios were designed with the assumption that they were operating in a spectrum band that was free of interference. There was no requirement to design radios with the ability to dynamically change channels or change spectrum bands in response to interference. These radios required pristine, dedicated licensed spectrum to operate. This led to the FCC and other regulators worldwide licensing spectrum to a particular network operator, for example, cellular paging or wireless service provider so that interference would be carefully controlled. Because of this past legacy, significant blocks of spectrum were underutilized. Even in spectrum bands that might be considered to be highly utilized, valuable spectrum can sit idle in sparsely populated areas or at certain hours of the day when network use dramatically drops.

There are also applications such as paging that have fallen out of favor and contribute to this underutilization. Despite the dramatic drop in the use of pagers, a large amount of spectrum is still dedicated to this application. This regulatory policy has led to inefficient use of spectrum and consequently the declaration of a spectrum crisis. While regulators are continuing to allocate spectrum based upon this assumption that radios do not have the ability to share spectrum, they are now starting to embrace the concept of shared spectrum and the opportunistic use of spectrum enabled by cognitive radio networks.

Regulators are starting to ease the rules relative to the allocation and access of spectrum. A good example of this is the shared use of TV broadcast spectrum via the creation of TV White Spaces (TVWS) for wireless broadband. The FCC and other spectrum regulatory agencies like the UK’s Ofcom have begun the process to allow cognitive radios to use freed-up spectrum resulting from the transition from analog to digital TV broadcasts. For example, TV white space continues to gain momentum in the US and Europe with multiple deployments and trials being supported by some of the world’s largest technology companies. Furthermore, a new group has been formed called AIR.U that is being funded by Microsoft, Google and others to utilize TV White Spaces to bring high-speed Internet services to rural campuses, schools and other institutions in the US. Similar initiatives are being undertaken in the UK with extensive trials being done in both urban and rural settings using TV White Spaces. In addition to two of the largest technology companies mentioned above, Nokia is also taking a leading role in the UK’s TV White Space trials. While there have been rumors circulating that the FCC was somehow taking back TV White Spaces, there appears to be no actual indication of this taking place. In fact, the FCC appears to be approving more TV White Space database administrators as well as certifying additional radio platforms for operation in TV White Spaces. It is possible, nonetheless, that over time, TV White Spaces could be reclaimed by Congress or the FCC and re-auctioned for licensed use. However, that is a risk any unlicensed spectrum faces and has never actually occurred in the US. Other countries globally are also seriously considering creating their own TV white space allocations. These countries include Canada, Brazil and the EU.

Operators and consumers are able to use available unlicensed spectrum bands for the delivery of new applications and inexpensive broadband capacity. An example of this is the data offload efforts of some carriers that use 802.11 Wi-Fi (in the 2.4 and 5.8 GHz unlicensed bands) in densely populated areas where their 3G network is congested. This allows carriers to continue supporting mobile voice and data services over their licensed spectrum, while data that can be consumed at a fixed location (airport, coffee shop, office, etc.) is forced over an unlicensed Wi-Fi link. However, the popularity of Wi-Fi and other devices that use these frequencies has resulted in crowded and noisy spectrum that not only has to support the carriers’ smartphone data, but all other applications from other devices in that band as well. The interference in these bands affects the capacity and efficiency of this spectrum for conventional radios. However, where conventional radios see “walls of interference”, cognitive radios can uncover “windows of opportunity” and recover up to 85% of the total unused bandwidth in these frequencies.

The FCC’s Part 15 rules that govern use of the 902 – 928 MHz ISM band and other unlicensed spectrum bands are well established and are considered responsible for creating an environment where technology and innovation has flourished. They are recognized as having helped create an industry that has generated tens of thousands of high technology jobs, added billions of dollars to the United States economy, and brought the benefits of a wide variety of convenient, economical communications devices to business, industry, education, health care providers and consumers alike. While there have been some attempts to challenge them, they have always been reaffirmed and we have every reason to believe they will remain so.

Even during the recent debates over spectrum policy, there have been no suggestions put forth by the FCC, the Congress or industry to repurpose the ISM unlicensed band to a licensed one that could be auctioned off. The reallocation of a band that is in active use by so many devices would be prohibitively disruptive. Given the long history and widespread use of the ISM band for such a wide array of communications, we feel very confident that it will remain open to use by technologies such as xMax® for the foreseeable future.

While devices operating upon unlicensed bands do not require FCC licensing, they are not unregulated and must meet the Federal Code of Regulation (CFR) FCC Part 15, which is a common testing standard for most electronic equipment. FCC Part 15 covers the regulations under which an intentional, unintentional, or incidental radiator that can be operated without an individual license. FCC Part 15 covers as well the technical specifications, administrative requirements and other conditions relating to the marketing of FCC Part 15 devices.

In order to reduce regulatory risk and gain familiarity with the requirements we elected to obtain FCC equipment authorization on some of its pre-commercial prototype xMax® devices. FCC authorized testing laboratories were used to make measurements to ensure that the prototype equipment complied with the appropriate technical standards. Although not required unless specifically requested, we submitted a sample unit and representative data to the Commissions demonstrating compliance. Multiple briefings were also scheduled with the FCC Chief of the Office of Engineering Technology (OET) and staff, which is responsible for Equipment Certifications in an effort to inform them of our design approaches and objectives. While our commercial xMax® product offering will again require equipment authorization prior to sales, we believe that we are well positioned to meet such regulatory requirements, both from our prior experience certifying its prototype equipment and the fact that our engineering management team has specific prior experience obtaining FCC equipment authorization for other unlicensed devices.

Underserved and underpenetrated markets.  Wireless networks are emerging as an attractive alternative for addressing both the broadband access needs of underserved and underpenetrated markets and for offering a host of other services and solutions. According to a forecast by Gartner, fixed network household broadband penetration rates for 2009 and 2010 in emerging countries were a fifth of the broadband penetration in developed countries, whereas the aggregate number of households in emerging countries was approximately four times the aggregate number of households in developed countries. We believe this is due to the lack of an established network infrastructure and the high initial deployment costs of wired networks. Gartner also estimates that fixed network household broadband penetration in emerging markets will increase from 10% in 2008 to 19% in 2013. We believe this estimate understates the global penetration rates that could be achieved if carrier class wireless solutions were broadly available at a fraction of the established market costs.

Limitation of existing solutions.  Existing wireless networking technologies such as standard 802.11 based Wi-Fi, WiMAX and LTE have been designed to satisfy the increasing demand for broadband access and support mobility. According to a Gartner forecast in May 2011, aggregate end-user spending on wireless networking equipment for Enterprise WLAN, wireless broadband access, and LTE solutions, are expected to grow from $5.2 billion in 2010 to $22.5 billion in 2015, representing a CAGR of 34%. However, these existing alternative networking solutions often fail to meet the price-performance requirements of wireless networking in emerging markets, which in turn has led to low penetration and large populations of unaddressed users in these areas. As a result, there is a strong need for cost-effective solutions to deliver wireless networking solutions to consumers and enterprises in underserved and underpenetrated markets. These solutions must be robust and provide service equivalent to that of alternative wired and wireless solutions while simultaneously meeting the economic objectives of network operators and service providers in these markets.

Increasing use of the unlicensed spectrum.  Private industry in underserved and underpenetrated markets worldwide has responded to the lack of wired infrastructure by deploying wireless networks utilizing unlicensed RF spectrum. These network operators and service providers often cannot afford the capital outlay to acquire licenses for the licensed RF spectrum and have consequently designed their wireless networks for the unlicensed RF spectrum. In the absence of affordable broadband access in the licensed spectrum, the number of users of the unlicensed RF spectrum has increased for communications equipment, as well as consumer devices such as cordless phones, baby monitors and microwave ovens. As a result of high demand for the unlicensed RF spectrum, use of this spectrum to provide high quality wireless networking has become more challenging and congestion is limiting the growth of wireless networks.

Government incentives for broadband access.  Governments around the world are increasingly taking both regulatory and financial steps to expand access to broadband networks and increase availability of advanced broadband services to consumers and businesses. For example, in many countries, including the United States, the responsible regulatory agencies have released the spectrum previously used for broadcast TV, known as the TV White Space, to relieve some of the congestion. The United States and other countries have adopted stimulus plans to increase the delivery of robust broadband access in unserved and underserved areas. The World Bank has reported that 12 countries and the EU have committed an aggregate of $122.4 billion in broadband stimulus funds to date.

Company Information

The Company was organized as a limited liability company under the laws of the State of Delaware on August 26, 2002 under the name JTS Acquisitions, LLC. On March 21, 2003, we changed our name to xG Technology, LLC. Pursuant to a certificate of conversion and a certificate of incorporation filed with the State of Delaware on November 8, 2006, xG Technology, LLC converted to a Delaware corporation under the name xG Technology, Inc. Our executive offices are located at 240 S. Pineapple Avenue, Suite 701, Sarasota, FL 34236, and our telephone number is (941) 953-9035. Our website address is www.xgtechnology.com. Information contained in our website does not form part of the report and is intended for informational purposes only.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 102 of the JOBS Act, we have provided reduced executive compensation disclosure and have omitted a compensation discussion and analysis from this report. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Employees

As of December 31, 2013, we employed 83 full-time equivalent employees, contractors or consultants, which included 60 in development, 5 officers, 6 in general and administrative, 3 in business development, 2 in operations and 7 in sales and marketing. As of that date, we had 82 full-time equivalent employees, contractors or consultants, based in the United States. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union or is a party to a collective bargaining agreement. We believe that we have good relations with our employees.

Item 1A. Risk Factors

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and marketing and business development office are located in Sarasota, Florida, in an office consisting of a total of 3,403 square feet. This office is made available to us under the MBC management contract. For our research and development, engineering, sales and support personnel we also have an office in Sunrise, Fort Lauderdale, Florida consisting of 12,832 square feet pursuant to a lease that expires on May 11, 2016. We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. From time to time, we may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are currently listed on NASDAQ under the symbol “XGTI”. Our shares began trading on NASDAQ on July 19, 2013 and AIM in November 20, 2006. On December 20, 2013, the shareholders approved the cancellation of admission to trading the Company’s common stock on the London Stock Exchange’s AIM Market under the symbols “XGT” and “XGTU”. The cancellation of the Company’s common stock on the London Stock Exchange’s AIM Market became effective January 3, 2014.

The following table shows the high and low market prices for our shares for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly since they were listed on AIM and trading volume on AIM have been very small in relation to the number of our total outstanding shares. As a result, the market prices shown in the following table may not be indicative of the market prices at which our shares will trade after this filing. These prices reflect our recently completed reverse split of our common stock.

	XGTI (NASDAQ) Share Price		XGTU (AIM)** Share Price		XGT (AIM)*** Share Price
			(US Dollars)		(US Dollars)
	High	Low	High	Low	High	Low
Quarter
Fourth Quarter 2013	$5.10	$1.40	$5.50	$1.00	$10.00	$10.00
Third Quarter 2013*	$7.15	$4.60	$9.00	$5.50	$13.00	$10.00
Second Quarter 2013	N/A	N/A	$10.01	$6.75	$13.00	$13.00
First Quarter 2013	N/A	N/A	$13.13	$7.88	$15.75	$14.00
Fourth Quarter 2012	N/A	N/A	$14.00	$7.00	$26.25	$14.88
Third Quarter 2012	N/A	N/A	17.50	$5.25	$26.25	$15.75
Second Quarter 2012	N/A	N/A	26.25	$14.00	$26.25	$14.00
First Quarter 2012	N/A	N/A	28.00	$17.50	$22.75	$15.75

*	XGTI (NASDAQ) trading began on July 19, 2013.
**	XGTU ceased trading on January 3, 2014.
***	XGT ceased trading on January 3, 2014.

Holders

As of March 4, 2014, there were 18,800,564 shares outstanding and approximately 195 holders of record of our shares. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. Our transfer agent and registrar is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2013

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	677,355	$39.89	0
Equity compensation plans not approved by security holders(2)	305,625	$1.63	600,666	(3)
	982,980	$28.00	600,666	(3)

(1)	Represents the shares authorized for issuance under the 2004, 2005, 2006, 2007 and 2009 Option Plans, which were approved by the Company’s shareholders. The maximum aggregate number of shares of Common Stock that may be issued under the Plans, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 0 shares of Common Stock.
(2)	Represents the shares authorized for issuance under the 2013 Option Plan, which was not approved by the Company’s shareholders. The maximum aggregate number of shares of Common Stock that may be issued under the Plans, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 15% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 2,496,722 shares for fiscal 2014.
(3)	As of December 31, 2013.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6 Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

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

Our strategy is initially to commercialize our intellectual property portfolio by developing and selling network equipment using our proprietary software algorithms to offer cognitive interference mitigation and spectrum access solutions. In the future, our strategy is for our intellectual property to be embedded by partners in a semiconductor chip that could be sold to third party equipment manufacturers and inserted in their devices and to license our intellectual property to other customers in vertical markets world-wide. Our technology roadmap currently projects this transition to begin in 2016.

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

Plan of Operations

We are executing on our sales and marketing strategy and have entered into agreements both direct with end-customers as well as with indirect channel network partners. These customer engagements primarily relate to two of our target markets in rural telecommunications and defense. Together, they comprise commitments to purchase xMax® cognitive radio networking equipment, engineering services and other hardware worth approximately $34.6 million.

Result of Operations

The following table sets forth the relationship to total revenues of principal items contained in the statement of operations of the financial statements included herewith for the fiscal years ending December 31, 2013 and December 31, 2012.

xG TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Year Ended December 31,
	2013	2012
Revenue	$406	$—
Cost of revenue and operating expenses
Cost of components and personnel	102	—
General and administrative expenses	5,501	5,543
Development	5,468	4,806
Stock based compensation	796	554
Amortization and depreciation	2,370	2,063
Total cost of revenue and operating expenses	14,237	12,966
Loss from operations	(13,831)	(12,966)
Other income (expense)
Other expense	(10,068)
Inducement expense	(391)
Interest expense, net	(2,227)	(535)
Impairment	(933)	(286)
Total other income (expense)	(13,619)	(821)
Loss before income tax provision	(27,450)	(13,787)
Income tax provision	—	—
Net loss	$(27,450)	$(13,787)
Basic and diluted net loss per share	(2.86)	(2.29)
Weighted average number of shares outstanding basic and diluted	9,598	6,031

Revenue

Our revenues for the fiscal year ended December 31, 2013 were $0.4 million compared to $0.0 million in fiscal 2012. The revenue of $323,000 resulted from sales of equipment and $83,000 from engineering and consulting services agreement.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel was $0.1 million in the year ended December 31, 2013 compared to $0.0 million in fiscal 2012 as the Company recorded no revenue and thus no cost of components and personnel in the year ending December 31, 2012. Cost of components and personnel of $98,000 is based on the cost of components and the time allocated to building the products sold and $4,000 is based on the cost of the time allocated towards the engineering and consulting services agreements.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis and include salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. General and administrative expenses remained the same at $5.5 million in the year ended December 31, 2013 and 2012, respectively. We had a decrease in payroll expense through an adjustment to the fair market value of the accrued bonus which was offset by an increase in a variety of expenses. Over time, we expect our administrative expenses to increase in absolute dollars due to continued growth in headcount to support our business and operations as a public company.

Development

Development expenses consist primarily of salary and benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. Development increased $0.7 million, or 14%, from $4.8 million in the year ended December 31, 2012 to $5.5 million in the year ended December 31, 2013.

The increases are due to additional costs related to producing and testing equipment as the Company’s products became available for sale on September 30, 2013. Over time, we expect our development costs to increase as we continue making significant investments in developing new products and working on enhancement of our technology with existing products.

Stock Based Compensation

Stock based compensation increased $0.3 million, or 45%, from $0.5 million in the year ended December 31, 2012 to $0.8 million in the year ended December 31, 2013. The increase arose from the increase in the number of employees and directors of the Company who received option grants in fiscal 2013.

We had approximately $1.2 million of unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, as of December 31, 2013, which we expect to be recognized over the next three years.

Amortization and Depreciation

Amortization and depreciation expenses increased $0.3 million, or 14.3%, from $2.1 million in the year ended December 31, 2012 to $2.4 million in the year ended December 31, 2013. The increase is attributed to the xMax products becoming available for sale as of September 30, 2013. As of this date, the Company began to amortize all capitalized costs associated with these products for the remainder of the year. The Company did not take amortization on these products during 2012.

Other Income (Expense)

Other expenses were $13.6 million and $0.8 million for the year ended December 31, 2013 and 2012, respectively. Approximately $10.1 million of the increase is a result of the independent directors of the Company authorizing a onetime agreement on September 30, 2013, whereby we issued to MBTH 1,599,453 shares of our common stock and a warrant to purchase 1,363,636 shares of our common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013. Additionally, the Modified Strike Price, agreed upon between the Company and MBTH in January 2013, of $13.30 per share for the two options representing 571,428 underlying shares granted to MBTH in February 2011 has been lowered to $5.50.

Inducement expense for the year ended December 31, 2013 was $0.4 million. The inducement expense represents the estimated fair value of warrants given to non-related parties in relation with the conversion of the Bridge Loan.

Interest expense for the year ended December 31, 2013 was $2.2 million compared to $0.5 million for the year ended December 31, 2012, an increase of $1.7 million or 316%. The increase was partially due to the higher interest and fees incurred on the Bridge Loan for 2013 compared to the May 2011 Convertible note in 2012; the fee was amortized over a shorter period of one year based on the contractual obligation of the Bridge Loan; $0.7 million from the six month minimum interest recorded in connection with the increase interest rate; $0.4 million from the accretion of the debt discount recorded as interest expense; and $0.6 million in interest expense resulted from the Bridge Loan being convertible into new shares at 95% of the price of any future equity financing due to the difference between the IPO price of $5.50 and $5.225 in 2013.

Impairment charges for the year ended December 31, 2013 was $896,000 for property & equipment and $37,000 for intangible assets. For the year ended December 31, 2012, $18,000 was related to intangible assets and $268,000 for property & equipment.

Net Loss

For the year ended December 31, 2013, the Company had a net loss of $27.5 million, as compared to a net loss of $13.8 million for the year ended December 31, 2012, or an increase of $13.7 million. The increase in net loss is due mainly to the one-time agreement with MBTH and increases of inducement expense and interest expenses discussed above.

Deferred Revenue — Related Party

On October 16, 2013, the Company completed the first delivery of our xMax comprehensive cognitive radio system, shipping equipment required to fulfill the $155,000 purchase order that was received from rural broadband provider Walnut Hill Telephone Company on November 26, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Walnut Hill Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Walnut Hill Telephone Company is considered to be a related party transaction. Due to Walnut Hill Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of December 31, 2013.

On December 16, 2013, the Company sold our xMax comprehensive cognitive radio system to Haxtun Telephone Company for $301,000 to fulfill a purchase order that was received on November 24, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Haxtun Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Haxtun Telephone Company is considered to be a related party transaction. Due to Haxtun Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of December 31, 2013.

Liquidity and Capital Resources

Our operations primarily have been funded through cash generated by financing. Cash comprises cash in hand and demand deposits. Our cash balances were as follows:

	December 31,
	2013 $’000	2012 $’000
Cash	5,517	271

Our operations primarily have been funded through cash generated by debt and equity financing. During 2013, the Company relied upon additional investment through proceeds from the IPO, Second Offering, Bridge Loan and convertible notes payable.

We have incurred net losses of $27.5 million and $13.8 million in the years ended December 31, 2013 and 2012, respectively. Additionally, we have incurred negative operating cash flows including cash used in operations of $14.4 million and $5.6 million in the years ended December 31, 2013 and 2012, respectively. Of the $14.4 million, approximately 10.1 million was a result of the independent directors of the Company authorizing a onetime agreement on September 30, 2013, whereby we issued to MBTH 1,599,453 shares of our common stock and a warrant to purchase 1,363,636 shares of our common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, obtain other means of financing, and to fulfill its existing backlog. As of March 6, 2014, the Company has a total backlog of $34.6 million. The ability to recognize revenue and ultimately cash receipts, on the existing backlog is contingent upon, but not limited to, acceptable performance of the delivered equipment and services.

Initial Public Offering

On July 24, 2013, the Company closed its initial public offering of 1,337,792 shares of common stock, par value $0.00001 per share, and warrants to purchase 668,896 shares of common stock, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $6,750,673. The warrants have an exercise price of $6.87 per share, are exercisable immediately and will expire five years from the date of issuance. Feltl and Company and Aegis Capital Corp acted as joint underwriters for the offering.

Over-allotment Option

On August 19, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 200,668 shares of common stock and warrants to purchase 100,334 shares of common stock with an exercise price of $6.87, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts, of $1,027,349.

Convertible Notes Payable

During the year ended December 31, 2013, the Company drew down $450,000 under the convertible notes payable to related party, compared to $10.3 million for 2012. On January 16, 2013, principal in excess of $15 million and any accrued interest and fees related to the Convertible notes were converted into the Bridge Loan balance discussed below.

Bridge Loan

During 2013, the Company drew down $5.0 million under the Bridge Loan. On August 22, 2013, the Company refinanced approximately $1,013,000 of liabilities previously paid by MBTH during 2013 on behalf of the Company through the Bridge Loan and incurred an origination fee of approximately $50,000. On August 7, 2013, the Company repaid $125,000 to a non-related investor for investment into the Bridge Loan.

On August 22, 2013, the Company issued 2,187,529 common shares for the conversion of the balance of approximately $11,429,000 in principal and accrued interest and fees at a price per share of $5.225.

Secondary Offering

On November 18, 2013, the Company closed its secondary public offering of 5,715,000 shares of common stock, par value $ 0.00001 per share, at a purchase price to the public of $1.75 per share, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $9,146,888. In connection with the offering, the Company issued warrants to the underwriters to purchase 171,450 shares of common stock, for an aggregate price of $100. The warrants have an exercise price of $2.1875 per share and are exercisable immediately and will expire five years from the date of issuance.

Over-allotment Option

On December 12, 2013, the underwriters made a partial exercise of their over-allotment option in which they purchased an additional 255,000 shares of common stock at a purchase price to the public of $1.75 per share, for net proceeds to the Company, after deducting underwriter discounts, of $415,013. The underwriters had an option to purchase up to 857,250 shares of common stock or 15% of the total number of shares offered within 45 days after the closing of the Offering.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

	Year Ended December 31, 2013 $’000	Year Ended December 31, 2012 $’000
Net cash used in operating activities	(14,395)	(5,561)
Net cash used in investment activities	(2,896)	(5,006)
Net cash inflow from financing activities	22,537	10,705
Net increase in cash	5,246	138

Operating Activities

Net cash used in operating activities for the year ended December 31, 2013 totaled $14.4 million as compared to $5.6 million for the year ended December 31, 2012. Of the $14.4 million, approximately 10.1 million was a result of the independent directors of the Company authorizing a onetime agreement on September 30, 2013, whereby we issued to MBTH 1,599,453 shares of our common stock and a warrant to purchase 1,363,636 shares of our common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013. The cash used in operating activities consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $2.9 million as compared to $5.0 million for the year ended December 31, 2012. This represents capital expenditures primarily associated with the investment in product and technology development and our patent portfolio.

We have invested in product and technology development and our patent portfolio, with $2.6 million accounted for as investment in intangible assets in the year ended December 31, 2013, and $4.5 million in the year ended December 31, 2012. In addition, the Company’s investment in property and equipment, comprising the purchase of testing and manufacturing equipment, of $0.3 million in the year ended December 31, 2013 decreased by $0.2 million, or 43%, from $0.5 million in the year ended December 31, 2012.

Financing Activities

Our net cash provided by financing activities for the year ended December 31, 2013 was $22.5 million as compared to $10.7 million for 2012, which primarily consisted of proceeds from further advances under convertible promissory notes issued by the Company and proceeds from issuance of common stock. The Company raised $7.8 million through the IPO and IPO over allotment, $9.6 million through the second offering and second offering over allotment, drew down $5.0 million under the Bridge Loan and $0.5 million under the convertible notes payable to related party during 2013. Also note holders converted the May 2011 shareholders note of $15 million and the Bridge Loan of $11.4 million during 2013.

During the year ended December 31, 2012, net financing activities consisted primarily of proceeds from further advances under the May 2011 Shareholder Loan. Proceeds from convertible promissory notes issued to MBTH under the May 2011 Shareholder Loan totaled $10.3 million. Proceeds from the issuance of new shares amounted to $0.4 million.

Subsequent Events

The cancellation of the Company’s common stock on the London Stock Exchange’s AIM Market became effective January 3, 2014. On December 20, 2013, the shareholders approved the cancellation of admission to trading the Company’s common stock on the London Stock Exchange’s AIM Market.

On January 7, 2014, the Company received $1,350,000 from MBTH. As of December 31, 2013, this amount was recorded as a due from a related party.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012 we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified our critical accounting estimates which are discussed below.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock based charges and the valuation of inventory reserves.

Accounts Receivable

The Company extends credit to its customers. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance of doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not require collateral on accounts receivable.

Intangible Assets

Capitalized software costs incurred in the design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established, and amortized on a straight-line basis over five years, beginning when the products are offered for sale or the enhancements are integrated into the products. Management is required to use its judgment in determining whether capitalized software costs meet the criteria for immediate expense or capitalization, in accordance with GAAP. The unamortized capitalized costs of a computer software product are compared to the net realizable value of that product and any excess is written off.

The significant estimates and assumptions involved in determining the net realizable value of our capitalized software costs are the estimated future cash flows from the product which are the estimated future gross revenues reduced by the estimated future costs of completing the product including the costs of maintenance. These estimates are based upon anticipated results and trends including customer demand for the Company’s products and the necessary skill level and man-hours needed to complete the products. The Company believes these estimates are reasonable under the current circumstances. The risk of material misstatement of these accounting estimates varies with the subjectivity associated with these estimates; including the assumption the Company has the know-how to create such products and the availability of relevant personnel to complete such products that customer’s desire. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

Patent and licenses are measured initially at purchase cost and are amortized on a straight line basis over their useful lives which range between 18.5 to 20 years.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenues from management and consulting, time-and-materials service contracts, maintenance agreements and other services are recognized as the services are provided or at the time the goods are shipped and title as passed.

Commitments and Contingencies

Except as otherwise disclosed elsewhere in this document, we have no material commitments or contingent liabilities. The Company has an employment contract with its CEO that would require a one-year severance payment in the event the Company terminates his services under certain circumstances.

Warranties and Indemnifications

The Company recognizes estimated costs related to warranty activities upon product shipment. The recorded amount will be adjusted from time to time for specifically identified warranty exposure. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred.

We may in the future enter into standard indemnification agreements with many of our distributors and OEMs, as well as certain other business partners in the ordinary course of business. These agreements may include provisions for indemnifying the distributor, OEM or other business partner against any claim brought by a third party to the extent any such claim alleges that an xMax® product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party. The maximum amount of potential future indemnification is unlimited. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not estimable.

Based upon our historical experience and information known as of March 6, 2014, we do not believe it is likely that we currently have significant liability for the above indemnities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The Company’s audited financial statements and notes thereto appear in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedure

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of a control deficiency described below, management concluded that as of December 31, 2013, our disclosure controls and procedures were not effective.

In conjunction with our recent initial public offering in the United States we recently switched over from financial reporting in IFRS to U.S. generally accepted accounting principles. Our management has previously identified a control deficiency regarding inadequate accounting resources due to the need to hire accounting personnel with the requisite knowledge of U.S. generally accepted accounting principles. While we have now hired a financial controller to support the accounting personnel, the financial controller began employment in September, 2013 and has not yet been fully integrated into the Company’s control process to effectively mitigate the material weakness identified. The accounting department is now in the process of cross training, putting in place additional accounting policies and controls to resolve the issues previously described.

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

Management’s report on internal control over financial reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

During the quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:

The audited balance sheets of the Company as of December 31, 2013 and, 2012, the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of Friedman LLP, independent auditors, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation(1)
3.2	Amended & Restated Bylaws(2)
4.1	Form of Common Stock Certificate of the Registrant(3)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013(4)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013(1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013(5)
10.1	Form of Customer Documents Purchase Agreements, and Distribution Agreement(6)
10.2	Form of Indemnification Agreement(6)
10.3	2013 Long Term Incentive Plan(6)
10.4	Forms of Agreement Under 2013 Long Term Incentive Plan(6)
10.5	Employment Agreement Between xG Technology, Inc. and John Coleman(6)
10.6	Loan Documents Between xG Technology and MB Technology Holdings, LLC(6)
10.7	Form of Securities Subscription Agreement(6)
10.8	Form of Bridge Loan Documents(6)
10.9	2004 Option Plan(6)
10.10	2005 Option Plan(6)
10.11	2006 Option Plan(6)
10.12	2007 Option Plan(6)
10.13	2009 Option Plan(6)
10.14	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans(6)
10.15	Sunrise Office Lease(6)
10.16	Treco Documents(6)
10.17	Mats Wennberg Consulting Agreement(6)
10.18	Mats Wennberg Warrant Agreement(6)
10.19	MBC Agreement(6)
10.20	Care21 Agreement(6)
10.21	Engineering Services Agreement between xG Technology, Inc. and Choctaw dated November 24, 2012(7)
10.22	Engineering Services Agreement between xG Technology, Inc. and Electra dated November 24, 2012(7)
10.23	Engineering Services Agreement between xG Technology, Inc. and Haxtun dated November 24, 2012(7)
10.24	Engineering Services Agreement between xG Technology, Inc. and MoKanDial dated November 24, 2012(7)

Exhibit Number	Description of Exhibit
10.25	Engineering Services Agreement between xG Technology, Inc. and NEFCOM dated September 4, 2012(7)
10.26	Engineering Services Agreement between xG Technology, Inc. and Tatum dated November 24, 2012(7)
10.27	Engineering Services Agreement between xG Technology, Inc. and Walnut Hill dated November 24, 2012(7)
10.28	Engineering Services Agreement between xG Technology, Inc. and Choctaw dated November 24, 2012(7)
10.29	Engineering Services Agreement between xG Technology, Inc. and Electra dated November 24, 2012(7)
10.30	Engineering Services Agreement between xG Technology, Inc. and Haxtun dated November 24, 2012(7)
10.31	Engineering Services Agreement between xG Technology, Inc. and MoKanDial dated November 24, 2012(7)
10.32	Engineering Services Agreement between xG Technology, Inc. and NEFCOM dated September 4, 2012(7)
10.33	Engineering Services Agreement between xG Technology, Inc. and Tatum dated November 24, 2012(7)
10.34	Engineering Services Agreement between xG Technology, Inc. and TelAtlantic Equipment Purchase Agreement dated January 18, 2013(7)
10.35	Engineering Services Agreement between xG Technology, Inc. and Walnut Hill dated November 24, 2012(7)
14.1	Code of Ethics
23.1	Consent of Friedman LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(3)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(4)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(5)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(6)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(7)	Filed as an Exhibit on Form S-1/A with the SEC on April 3, 2013.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

xG TECHNOLOGY, INC.

By:	/s/ John C. Coleman John C. Coleman Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
By:	/s/ Roger G. Branton Roger G. Branton Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Coleman John C. Coleman	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2014
/s/ Roger G. Branton Roger G. Branton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2014
/s/ George Schmitt George Schmitt	Chairman of the Board	March 6, 2014
/s/ Richard L. Mooers Richard L. Mooers	Director	March 6, 2014
/s/ Gary Cuccio Gary Cuccio	Director	March 6, 2014
/s/ Raymond M. Sidney Raymond M. Sidney	Director	March 6, 2014
/s/ Kenneth Hoffman Kenneth Hoffman	Director	March 6, 2014
/s/ Larry Townes Larry Townes	Director	March 6, 2014

xG TECHNOLOGY, INC.
December 31, 2013 and December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of xG Technology, Inc.

We have audited the accompanying balance sheets of xG Technology, Inc. as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012. xG Technology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of xG Technology, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include and adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ FRIEDMAN LLP
East Hanover, New Jersey
March 6, 2014

xG TECHNOLOGY, INC.

BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	December 31,
	2013	2012
ASSETS
Current assets
Cash	$5,517	$271
Inventory	2,916	—
Accounts Receivable, net of allowance of $16 ($470 from related party, net of allowance of $10)	788	—
Prepaid expenses and other current assets	49	16
Due from related party	1,350	—
Total current assets	10,620	287
Property and equipment, net	806	1,725
Intangible assets, net	18,196	17,608
Total assets	$29,622	$19,620
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,841	$655
Accrued expenses	772	754
Accrued bonuses	298	2,633
Accrued interest	42	42
Accrued interest to related parties	—	1,127
Due to related party	1,526	1,098
Deferred revenue – related party	480	—
Obligation under capital lease	129	—
Convertible notes payable to related party	—	17,198
Total current liabilities	5,088	23,507
Long-term obligation under capital lease	118	—
Convertible notes payable	2,000	2,000
Total liabilities	7,206	25,507
Commitments
Stockholders’ equity (deficit)
Series A Convertible Preferred Stock – $0.01 par value per share:
10,000,000 and 25,000,000 shares authorized, none issued or outstanding as of December 31, 2013 and 2012	—	—
Common stock, – $0.00001 par value, 300,000,000 and 250,000,000 shares authorized, 18,682,310 and 6,041,946 shares issued as of December 31, 2013 and 2012, respectively	—*	—*
Additional paid in capital	174,000	118,247
Accumulated deficit	(151,562)	(124,112)
Treasury stock, at cost – 2,284 shares as of December 31, 2013 and 2012, respectively	(22)	(22)
Total stockholder’s equity (deficit)	22,416	(5,887)
Total liabilities and stockholders’ equity	$29,622	$19,620

*	Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Year Ended December 31,
	2013	2012
Revenue	$406	$—
Cost of revenue and operating expenses
Cost of components and personnel	102	—
General and administrative expenses	5,501	5,543
Development	5,468	4,806
Stock based compensation	796	554
Amortization and depreciation	2,370	2,063
Total cost of revenue and operating expenses	14,237	12,966
Loss from operations	(13,831)	(12,966)
Other income (expense)
Other expense	(10,068)	—
Inducement expense	(391)	—
Interest expense, net	(2,227)	(535)
Impairment	(933)	(286)
Total other income (expense)	(13,619)	(821)
Loss before income tax provision	(27,450)	(13,787)
Income tax provision	—	—
Net loss	$(27,450)	$(13,787)
Basic and diluted net loss per share	(2.86)	(2.29)
Weighted average number of shares outstanding basic and diluted	9,598	6,031

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock			Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2012	6,016,455	$	—*	$117,012	$(10)	$(110,325)	$6,677
Net loss	—		—	—	—	(13,787)	(13,787)
Stock based compensation	—		—	410	—	—	410
Compensation of consultant granted in stock	3,217		—*	97	—	—	97
Issuance of common shares	11,428		—*	400	—	—	400
Exercise of options	660		—*	5	—	—	5
Issuance of warrants	—		—	143	—	—	143
Purchase of treasury stock	—		—	—	(12)	—	(12)
Issuance of stock in exchange for payment of interest on convertible debt	10,186		—*	180	—	—	180
Balance, December 31, 2012	6,041,946	$	—*	$118,247	$(22)	$(124,112)	$(5,887)

*	Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock			Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2013	6,041,946	$	—*	$118,247	$(22)	$(124,112)	$(5,887)
Net loss	—		—	—	—	(27,450)	(27,450)
Stock based compensation	—		—	796	—	—	796
Compensation granted in stock	15,242		—*	94	—	—	94
Issuance of stock in exchange for payment of interest on convertible debt	41,672		—*	180	—	—	180
Conversion of 2011 Convertible Note Payable Principal Balance	1,127,820		—*	15,000	—	—	15,000
Issuance of stock for inducement of 2011 Convertible note payable	159,330		—*	—	—	—	—
Issuance of stock for conversion of Bridge Loan and extinguishment	2,187,529		—*	11,480	—	—	11,480
Issuance of Warrants – conversion of bridge loan	—		—	392	—	—	392
Issuance of warrants for the Bridge Loan and extinguishment	—		—	401	—	—	401
Issuance of shares and warrants – IPO	1,337,792		—*	6,751	—	—	6,751
Issuance of shares and warrants – IPO over-allotment	200,668		—*	1,027	—	—	1,027
Issuance of – shares, warrants, and modification of options for one-time agreement with MBTH	1,599,453		—*	10,067	—	—	10,067
Issuance of shares and warrants – secondary offering	5,715,000		—*	9,147	—	—	9,147
Issuance of stock – secondary offering exercise of over-allotment	255,000		—*	415	—	—	415
Issuance of stock from exercise of warrants	858		—*	3	—	—	3
Balance, December 31, 2013	18,682,310	$	—*	$174,000	$(22)	$(151,562)	$22,416

*	Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(27,450)	$(13,787)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	796	554
Share-based consulting and other services	94	100
Allowance for doubtful accounts	16	—
Depreciation and amortization	2,370	2,063
Impairment	933	286
Accretion of financing instruments	176	—
Amounts paid by affiliate on behalf of xG	—	1,500
Inducement expense	391	—
Other expense	10,067	—
Non-cash interest expense	601	—
Reversal of 2011 and 2012 accrued bonus expense	(2,335)	—
Changes in assets and liabilities
Accounts receivable	(804)	—
Inventory	(2,621)	—
Prepaid expenses and other current assets	293	28
Accounts payable	1,186	(32)
Accrued expenses	21	191
Accrued bonuses	—	1,258
Accrued interest and fees	1,300	1,180
Deferred revenue – related party	480	—
Due to related party	91	1,098
Net cash used in operating activities	(14,395)	(5,561)
Cash flows from investing activities
Capital expenditures for property and equipment	(294)	(515)
Capitalization of intangible assets	(2,602)	(4,491)
Net cash used in investing activities	(2,896)	(5,006)
Cash flows from financing activities
Repayment of capital lease	(123)	—
Proceeds from convertible notes payable	450	10,315
Proceeds from convertible bridge loan payable ($2,727 to related party)	4,994	—
Repayment of convertible bridge loan payable	(125)	—
Proceeds from issuance of common stock	17,340	400
Purchase of treasury stock	—	(12)
Proceeds from exercise of options	—	2
Proceeds from issuance of warrants	1	—
Net cash provided by financing activities	22,537	10,705
Net increase in cash	5,246	138
Cash, beginning of year	271	133
Cash, end of year	$5,517	$271

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS – (continued)
(IN THOUSANDS)

	Year Ended December 31,
	2013	2012
Supplemental cash flow disclosures of investing and financing activities
Conversion of notes payable	$15,000	$—
Conversion of convertible bridge loan payable including interest and fees	9,023	—
Interest and fees refinanced under the bridge loan	5,408	—
Due to related party refinanced under the bridge loan	1,393	—
Related party amount refinanced under the bridge loan	1,013	—
Capital lease obligation for property and equipment	370	—
Reclass of fixed asset to inventory	293	—
Stock issued as payment for interest on convertible notes	180	180

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

1 — NATURE OF OPERATIONS

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

2 — GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of December 31, 2013, the Company has an accumulated deficit of $151,562,000 and a net loss of $27.5 million for the year then ended. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, obtain other means of financing, and to fulfill its existing backlog. As of March 6, 2014, the Company has a total backlog of $34.6 million. The ability to recognize revenue and ultimately cash receipts, on the existing backlog is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. The Company began fulfilling orders associated with its back log during the fourth quarter of 2013. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Concentrations of Credit Risk for Cash

The Company does not have any off-balance-sheet concentrations of credit risk. The Company expects cash to be the single asset most likely to subject the Company to concentration of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

During the year, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts through December 31, 2013.

Inventory

Inventories, consisting principally of raw materials and finished goods, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and work in process. The Company evaluates inventory balances and adjusts inventory to the lower of cost or market based upon anticipated usage of the inventory and the potential for obsolescence.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Intangible Assets

Capitalized software costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established and amortized on a straight-line basis over five years, beginning when the products are offered for sale or the enhancements are integrated into the products. Management is required to use its judgment in determining whether capitalized software costs meet the criteria for immediate expense or capitalization, in accordance with Generally Accepted Accounting Principles (“GAAP”). The unamortized capitalized costs of a computer software product are compared to the net realizable value of that product and any excess is written off.

The Company’s proprietary software solutions operate in a fast changing industry that may generate unknown methods of detecting and monitoring disturbances that could render our technology inferior, resulting in the Company’s results of operations being materially adversely affected. The Company does, however, closely monitor trends and changes in technologies and customer demand that could adversely impact its competitiveness and overall success. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the capitalized software costs for the Company’s products may be reduced materially in the near term.

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

The Company’s software is inherently complex and may contain defects and errors that are only detectable when the products are in use. Such defects or errors could have a serious impact on our end customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects in the Company’s software could adversely affect our ability and that of our customers to ship products on a timely basis as well as customer or licensee demand for our products. Any such delays or declines in demand could reduce the Company’s revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers may also experience component or software failures or defects that could require significant product recalls, rework and/or repairs that are not covered by warranty reserves. Intellectual property is embedded in proprietary software algorithms that offer cognitive spectrum access and interference mitigation solutions.

Patents and licenses are measured initially at purchase cost and are amortized on a straight line basis over their useful lives which range between 18.5 to 20 years.

Property, Plant and Equipment

Property, plant and equipment are presented at cost at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful asset lives, which range from 3 to 7 years commencing the month following the purchase.

Impairment of Long-Lived Assets

Long lived assets including certain intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment of intangible assets

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

amounted to $37,000 and $18,000 for the years ended December 31, 2013 and 2012, respectively. Impairment of property and equipment amounted to $896,000 and $268,000 for the years ended December 31, 2013 and 2012, respectively.

Allowance for Doubtful Accounts

In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the customer, we will make our best estimate of probable or potential losses in our accounts receivable balance using he allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made based on current available evidence and historical experience. Allowance for doubtful accounts were $16,000 and $0 for the years ended December 31, 2013 and 2012, respectively.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenues from management and consulting, time-and-materials service contracts, maintenance agreements and other services are recognized as the services are provided or at the time the goods are shipped and title as passed.

Development Expenses

Development expenses consist primarily of salaries and related costs for technical and programming personnel, are expensed as incurred and were $5,468,000 and $4,806,000 for the years ended December 31, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes using the assets and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

The Company files a U.S. federal and state income tax return. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in finance income (expense), net in the Statements of Operations. There were no liabilities recorded for uncertain tax positions at December 31, 2013 and 2012.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Stock Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options.

The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

Treasury Stock

Shares of common stock repurchased are recorded at cost as treasury stock. When shares are reissued, the cost method is used for determining cost. In accordance with GAAP, the excess of the acquisition cost over the reissuance price of the treasury stock, if any, is recorded to additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated deficit.

Earnings Per Share

Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible stock, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of December 31, 2013 and 2012. At December 31, 2013 and 2012 approximately 5.29 million and 2.05 million shares underlying the convertible debentures, options and warrants were anti-dilutive.

Warranty Reserve

The Company established a warranty reserve policy effective for the fiscal year ending December 31, 2013. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve for the fiscal year ending December 31, 2013 and 2012 was $8,000 and $0, respectively.

Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash	$5,517,000	$—	$—	$5,517,000
Liabilities:
Convertible notes payable	$—	$90,000	$—	$2,000,000

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash	$271,000	$—	$—	$271,000
Liabilities:
Convertible notes payable	$—	$10,595,533	$—	$19,198,000

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Recently Issued Accounting Principles

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

4 — INVENTORY

Inventories included in the accompanying balance sheet are stated at the lower of cost or market as summarized below:

	December 31, 2013	December 31, 2012
Raw materials consisting of purchased parts, components and work in process	$2,461,000	$—
Finished goods	455,000	—
Total Inventory	$2,916,000	$—

Based upon the Company’s analysis of the lower of cost or market, there was no reserve for inventory recorded as of December 31, 2013.

5 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2013	December 31, 2012
Accounts receivable	$324,000	$—
Accounts receivable – related party	480,000	—
Net allowance for doubtful accounts	(16,000)	—
Net accounts receivable	$788,000	$—

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life (years)	December 31,
		2013	2012
Cost:
Furniture and equipment	3 – 7 years	$2,633,000	$1,970,000
Hardware	4 – 5 years	—	2,486,000
		2,633,000	4,456,000
Accumulated depreciation:		(1,827,000)	(2,731,000)
Property and equipment, net		$806,000	$1,725,000

Depreciation of property and equipment amounted to $393,000 and $662,000 for the years ended December 31, 2013 and 2012, respectively. Impairment of property and equipment amounted to $896,000 and $268,000 for the years ended December 31, 2013 and 2012, respectively. We also reclassified $293,000 of hardware supplies into inventory in 2013. The impairment charge of $896,000 in 2013 was related to hardware with a cost of $2,193,000 and an accumulated depreciation of $1,297,000.

7 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses
	Cost	A.A.	Cost	A.A.	Total
Balance as of December 31, 2011	$7,975,000	$(479,000)	$12,051,000	$(5,010,000)	$14,537,000
Additions	4,251,000	—	239,000	—	4,490,000
Impairments	—	—	(18,000)	—	(18,000)
Amortization	—	(782,000)	—	(619,000)	(1,401,000)
Balance as of December 31, 2012	$12,226,000	$(1,261,000)	$12,272,000	$(5,629,000)	$17,608,000
Additions	2,562,000	—	39,000	—	2,601,000
Impairments	—	—	(36,000)	—	(36,000)
Amortization	—	(1,313,000)	—	(664,000)	(1,977,000)
Balance as of December 31, 2013	$14,788,000	$(2,574,000)	$12,275,000	$(6,293,000)	$18,196,000

Amortization of intangible assets amounted to $1,977,000 and $1,401,000 for 2013 and 2012, respectively. The total cost basis of intangible assets at December 31, 2013 was $27.1 million which consists of $26.8 million of costs that are subject to amortization at December 31, 2013 and $0.3 million of assets that are not subject to amortization at December 31, 2013.

Software Development Costs:

At December 31, 2013 the Company has capitalized a total of $14.8 million of software development costs. On September 26, 2013, the Company received the last remaining certification from the FCC needed for the xMax cognitive radio products. The xMax cognitive radio products include the xAP, xMod, xVM and xMSC. Beginning on September 30, 2013, Management determined that the xMax cognitive radio products were available for sale and these products will be amortized on a straight line basis over an estimated life of five years. The Company recognized amortization of software development costs available for sale of $1.3 million and $0.8 million in 2013 and 2012. Since October 1, 2013, the Company has been focusing on the enhancement of the xMax cognitive radio products. These costs are not being amortized considering that the enhancement is yet incorporated in products and available for sale.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

7 — INTANGIBLE ASSETS  – (continued)

Patents & Licenses:

At December 31, 2013 the Company has capitalized a total of $12.3 million of patents & licenses. Included in the capitalized costs is $12.2 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed.

The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.7 million of amortization expense related to patents and licenses in each of the years ended December 31, 2013 and 2012.

Estimated amortization expense for the succeeding five years is as follows:

2014	$3,590,000
2015	3,590,000
2016	3,127,000
2017	2,809,000
2018 and thereafter	4,840,000
$17,956,000

8 — OBLIGATION UNDER CAPITAL LEASE

The future minimum payments for capital leases as at December 31, 2013 are as follows:

2014	$129,000
2015	128,000
Total minimum lease payments	257,000
Less amount representing interest	10,000
Present value of the net minimum lease payments	247,000
Less obligations under capital lease maturing within one year	129,000
Long-term portion of obligations under capital lease	$118,000

During 2013, the Company financed certain capital expenditures totaling $257,000 through the issuance of capital leases. The interest rate for this transaction was 4%.

9 — CONVERTIBLE NOTES PAYABLE

On May 19, 2011, the Company entered into a convertible promissory note (the “May 2011 Convertible Note”) whereby the Company borrowed principal advances in the amount of up to $15 million with MBTH (subject to increase by mutual agreement). The loan was payable on final maturity, May 19, 2016, or earlier demand, and was convertible, at MBTH’s option, into shares of the Company at a price of $26.25 per share. Interest was payable semi-annually in cash or shares, at the Company’s option, at the rate of 8% per year. Additionally, a facility fee of 2% was payable by the Company at maturity. The loan facility was secured against substantially all of the assets of the Company. As of December 31, 2012, the Company had drawn down $17.2 million of principal balance under the May 2011 Convertible Note and accrued interest and fees at December 31, 2012 was $1.1 million.

The Company drew down an additional $450,000 on the May 2011 Convertible Note with MBTH from January 1, 2013 through January 16, 2013 to finance operating activities of the Company. Additionally, the Company accrued additional interest and fees of $266,000 from January 1, 2013 through January 16, 2013.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

9 — CONVERTIBLE NOTES PAYABLE  – (continued)

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

On January 16, 2013, in consideration of the terms above, MBTH gave the Company notice to its intention to exercise the conversion rights on the 2011 Convertible Loan. On March 26, 2013, the Company issued 1,127,819 common shares to MBTH in consideration of the conversion rights under the May 2011 Convertible Note to convert the principal balance of $15.0 million into common shares at $13.30 per share, and 142,857 common shares were issued for the discharge of MBTH’s collateral over the Company’s assets. The additional consideration described above was considered an induced conversion of the 2011 Convertible Loan. The Company recorded debt inducement for the differential in the value of securities issued to the debt holder under the original terms compared to the value of securities issued to the debt holder under the amended terms. Additionally, the modification of options were accounted for as debt inducement based upon the valuation of the option immediately prior to the amendment compared to the value of the option with the amended terms. As a result of the modified terms, the Company recorded debt inducement of $14.1 million during the year ended December 31, 2013. The inducement was recorded as a reduction and increase to additional paid in capital as MBTH is a related party.

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

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

9 — CONVERTIBLE NOTES PAYABLE  – (continued)

capital and product development. On January 16, 2013, the Company refinanced principal of $2,648,000 and accrued interest of fees of $1,393,000 under the May 2011 Convertible Note for a beginning principal balance of $4,041,000 under the Bridge Loan.

The Bridge Loan was for a term of one year and was convertible, at each loan note holder’s option, into common shares at any time prior to final maturity at $5.225 (95% of $5.50, the price of the Company’s initial public offering completed on July 24, 2013). Interest was payable at 20% per annum, semi-annually in cash or shares, at the option of each loan note holder. The Bridge Loan may be prepaid by the Company in whole (or in part), subject to payment of a minimum of six months’ interest if prepaid within the first six months. The Company may redeem 50% of the Bridge Loan without prepayment penalty by forcing a conversion into shares, provided that the shares are marginable and freely tradable on a liquid exchange, and provided further that, if such forced conversion was effected within six months from the date of the Bridge Loan, then the Company shall pay six month’s interest on the unpaid and unconverted principal balance of the Bridge Loan immediately before such forced conversion (such interest being payable in cash or shares, at the option of each loan note holder).

For every $350 of principal amount of Bridge Loan advanced by MBTH, the loan note holder will be issued one warrant to subscribe one share at a subscription price of $0.35 per share. The warrants are exercisable for a period of five years from issuance. The Company agreed to pay an origination fee of 5% to note holders.

The Company drew down an additional $6,768,000 with MBTH and $2,267,300 with the other investors to finance operating activities through July 18, 2013. Additionally, the Company accrued additional interest and fees of $1,355,000 from January 16, 2013 through July 18, 2013.

On July 18, 2013, the Company exercised its right to force a conversion of 50% of the then outstanding principal balance under the Bridge Loan Agreement and received notification of intent to convert the remaining 50% of the principal balance under the Bridge Loan and all accrued interest and fees from MBTH and other non-related investors that investors holding a total principal balance under the Bridge Loan of $8,910,000 and accrued interest and fees of approximately $1,355,000.

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

On August 22, 2013, the Company issued 2,187,529 common shares for the conversion of the balance of approximately $11,429,000 in principal and accrued interest and fees at a price per share of $5.225. Because the Bridge Loan was convertible into shares at 95% of the price of the IPO price, the Company recorded a charge of $0.6 million in interest expense during the year ended December 31, 2013, due to the difference between the IPO price of $5.50 and conversion price of $5.225. Additionally, the Company issued warrants to purchase 1,093,778 underlying shares as additional consideration to the investors who exercised their conversion option. The warrants vested immediately and are exercisable into common shares at an exercise price of $6.87 per share and have a term of five years from the date of issuance.

On August 22, 2013, the Company recorded an inducement charge of $1.8 million for the additional warrants to purchase 1,093,778 underlying shares as additional consideration to the investors who exercised their conversion option. The issuance of the warrants is considered an inducement to convert the Bridge Loan balance as the warrants were issued in addition to the common shares contractually required by the Bridge Loan Agreement. The charge was calculated using the fair market value of the warrant. As a result, the Company recorded during the year ended December 31, 2013, an inducement expense of $0.4 million on the

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

9 — CONVERTIBLE NOTES PAYABLE  – (continued)

statement of operations for 237,173 warrants given to non-related parties and an inducement of $1.4 million to additional paid in capital for 856,605 warrants given to related parties.

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 million Convertible Note”) in favor of Treco, as part of the settlement compensation to Treco for terminating the infrastructure agreement. The $2 million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of December 31, 2013, $2 million of principal balance was outstanding under the $2 million Convertible Note. The accrued interest at December 31, 2013 was $42,329 and is reflected in the balance sheet as accrued interest and fees. On May 7, 2013, the Company issued 6,923 shares in repayment of $90,000 of interest. On December 2, 2013, the Company issued 34,749 shares in repayment of $90,000 of interest.

10 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

December 31,
	2013	2012
Current tax provision
Federal	$—	$—
State	—	—
	—	—
Deferred tax provision
Federal	—	—
State	—	—
	—	—
Income tax provision	$—	$—

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	December 31,
	2013	2012
Statutory Federal income tax (benefit) rate	(35)%	(35)%
State and local taxes net of Federal (benefit)	(5.50)%	(5.50)%
Permanent differences	1.24%	1.17%
Valuation allowance	39.26%	39.33%
Effective tax rate	0%	0%

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the years ended December 31, 2013 or 2012.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

10 — INCOME TAXES  – (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carry forwards	$42,122,000	$42,848,000
Research and development tax credit carry forwards	1,207,000	1,186,000
Accrued expenses	96,000	1,017,000
Total deferred tax asset	49,425,000	45,051,000
Valuation allowance	(49,425,000)	(45,051,000)
	$—	$—

Net operating losses (“NOL”) of approximately $118.8 million will expire beginning in 2027 for federal and state purposes. The Company also has research and development credits of approximately $1.2 million which will begin to expire in 2027.

Realization of the NOL carry forwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of December 31, 2013 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied. The federal and state tax returns for the years ending December 31, 2010, 2011 and 2012 are currently open.

11 — EQUITY

On March 5, 2013, the Board approved a resolution to amend the Corporation’s Certificate of Incorporation, declaring said resolution to be advisable, and calling for the submission of the following resolution a proposal to authorize the Board to effect a reverse split of the Corporation’s outstanding common stock, at an exchange ratio ranging between 2-to-1 and 50-to-1 at any time prior to the next annual meeting of stockholders. Effective March 24, 2013, holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted acting by written consent to approve the Board’s authority to effect the reverse split. On March 24, 2013, we effected a 1-for-25 reverse stock split and on March 28, 2013 we effected a 1-for-1.4 reverse stock split. Upon the effectiveness of the first reverse stock split, every 25 shares of outstanding common stock decreased to one share of common stock. Similarly, the number of shares of common stock into which each outstanding option and warrant to purchase common stock is exercisable decreased on a 1-for-25 basis and the exercise price of each outstanding option and warrant to purchase common stock increased proportionately. Upon the effectiveness of the second reverse stock split, every 1.4 shares of outstanding common stock decreased to one share of common stock and the number of shares of common stock into which each outstanding option and warrant to purchase common stock is exercisable decreased on a 1-for-1.4 basis and the exercise price of each outstanding option and warrant to purchase common stock increased proportionately. The purpose of the second reverse split was to provide for a

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — EQUITY  – (continued)

cumulative or aggregate reverse split of 1-for-35 taking into account both reverse stock splits. On March 26, 2013, the Board approved a resolution to amend the Corporation’s Certificate of Incorporation, declaring said resolution to be advisable, and calling for the submission of the following resolution a proposal to authorize the Board to decrease the par value $0.01 for common stock per share, to par value $0.00001 per share. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

On March 26, 2013, the Board approved a resolution to amend the Corporation’s Certificate of Incorporation, declaring said resolution to be advisable, and calling for the submission of the following resolution a proposal to authorize the Board to increase common stock from 250,000,000 shares of common stock to 300,000,000 shares common stock per share.

Initial Public Offering

On July 24, 2013, the Company closed its initial public offering of 1,337,792 shares of common stock, par value $0.00001 per share, and warrants to purchase 668,896 shares of common stock, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $6,750,673. The warrants have an exercise price of $6.87 per share and are exercisable immediately and will expire five years from the date of issuance.

Over-allotment Option

On August 19, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 200,668 shares of common stock and warrants to purchase 100,334 shares of common stock with an exercise price of $6.87, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts, of $1,027,349.

Issuance of Shares and Warrants to MBTH

On September 30, 2013, directors of the Company not related with MBTH authorized a onetime agreement, whereby the Company issued to MBTH 1,599,453 shares of common stock and a warrant to purchase 1,363,636 shares of common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013. Additionally, the Modified Strike Price, agreed upon between the Company and MBTH in January 2013, of $13.30 per share for the two options representing 571,428 underlying shares granted to MBTH in February 2011 has been lowered to $5.50. In connection with the onetime agreement, the Company recorded a total of $10.1 million to Other expense, of which, $7.8 million was the fair market value of the 1,599,453 shares of common stock issued to MBTH; $1.8 million was the fair value of the warrants to purchase 1,363,636 shares of common stock which were issued to MBTH; and $0.5 million was the change in the fair market value immediately before and after the modification of the stock price for options with 571,428 underlying shares.

Secondary Offering

On November 18, 2013, the Company closed its secondary public offering of 5,715,000 shares of common stock, par value $0.00001 per share, at a purchase price to the public of $1.75 per share, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $9,146,888. In connection with the offering, the Company issued warrants to the underwriters to purchase 171,450 shares of common stock, for an aggregate price of $100. The warrants have an exercise price of $2.1875 per share and are exercisable immediately and will expire five years from the date of issuance.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — EQUITY  – (continued)

Over-allotment Option

On December 12, 2013, the underwriters made a partial exercise of their over-allotment option in which they purchased an additional 255,000 shares of common stock at a purchase price to the public of $1.75 per share, for net proceeds to the Company, after deducting underwriter discounts, of $415,013. The underwriters had an option to purchase up to 857,250 shares of common stock or 15% of the total number of shares offered within 45 days after the closing of the Offering.

Stock Options — Equity Incentive Plans:

The Company’s stock option plans provide for the grant of options to purchase shares of common stock to officers, directors, other key employees and consultants. The purchase price may be paid in cash or “net settled” in shares of the Company’s common stock. In a net settlement of an option, the Company does not require a payment of the exercise price of the option from the optionee, but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Options generally vest over a three year period from the date of grant and expire ten years from the date of grant.

A summary of the Company’s historical stock option plan activity as of December 31, 2013 is as follows:

Plan Name	Options Authorized	Options Granted	Shares Exercised	Shares Forfeited/Expired	Options Outstanding
2004	142,857	142,857	67,460	24,287	51,110
2005	142,857	142,857	10,000	58,572	74,285
2006	314,285	310,102	6,304	65,882	237,916
2007	28,571	25,714	—	4,285	21,429
2009	285,714	358,440	10,041	55,784	292,615
2013	906,291	305,625	—	—	305,625
Total	1,820,575	1,285,595	93,805	208,810	982,980

Under ASC 718, the weighted average fair value of options granted was $1.99 and $15.75 for options granted in 2013 and 2012, respectively. Each option is estimated on the date of grant, using the Black-Scholes model and the following assumptions (all in weighted averages):

	2013	2012
Exercise price	$2.43	$16.45
Volatility	109%	145%
Risk-free interest rate	1.37%	1.42%
Expected dividend yield	0%	0%
Expected term (years)	6	9.2

The risk-free rate is based on the rate for the U.S. Treasury note over the expected term of the option. The expected term for employees represents the period of time that options granted are expected to be outstanding using the simplified method, for non-employee options the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on AIM to the date of the grant. The forfeiture rate is based on historical data related to prior option grants, as we believe such historical data will be similar to future results.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — EQUITY  – (continued)

A summary of the status of the Company’s stock option plans for the years ended December 31, 2013 and 2012 is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Options Outstanding January 1, 2012	653,896	$39.90
Granted	71,000	16.45
Exercised	660	7.70
Forfeited or Expired	23,333	22.40
Options outstanding, December 31, 2012	700,903	38.15
Exercisable, December 31, 2012	513,603	$47.60
Options Outstanding, January 1, 2013	700,903	$38.15
Granted	334,161	2.43
Exercised	—	—
Forfeited or Expired	52,084	13.16
Options outstanding, December 31, 2013	982,980	28.05
Exercisable, December 31, 2013	571,261	$44.79

Summary information regarding the options outstanding and exercisable at December 31, 2013 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in shares)	Weighted Average Exercise Price
$1.05 – 8.05	429,705	9.10	$3.36	96,111	$7.12
8.40 – 23.80	282,795	4.69	14.16	204,670	14.02
35.00 – 70.00	241,133	2.22	68.74	241,133	68.74
122.50 – 288.75	29,347	3.08	187.26	29,347	187.26
	982,980			571,261

Under the provisions of ASC 718, the Company recorded approximately $796,000 and $554,000 of stock based compensation expense for the years ended December 31, 2013 and 2012, respectively. Stock based compensation for employees was approximately $421,000 and $371,000 and stock based compensation expense for non-employees was approximately $375,000 and $183,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, there was approximately $1.2 million and $1.6 million, respectively, of unrecognized compensation cost related to non-vested options under the plans.

In 2013, no options were exercised and in 2012, the Company received proceeds of $2,000 from the exercise of options with 238 underlying shares. In 2012, options for 422 underlying shares were net settled through cashless exercises. The intrinsic value of options exercised in 2013 and 2012 were $0 and $5,000, respectively. The intrinsic value of options exercisable at December 31, 2013 and 2012 was $0 and $996,000, respectively. The total fair value of shares vested during 2013 and 2012 was $846,000 and $619,000, respectively.

Deferred tax benefits recognized from the timing difference of recognizing stock based compensation expense per the financial statements compared to the income tax return has been fully reserved for as the Company is in a net loss position. No windfall tax benefits have been recognized for the exercise of stock options.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — EQUITY  – (continued)

Warrants:

The Company has issued warrants, outside of the equity incentive plans, at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance.

A summary of the warrant and option activity is as follows:

	Number of Options/Warrants (in Shares)	Weighted Average Exercise Price
Warrants Outstanding January 1, 2012	629,160	$24.85
Granted	8,571	35.00
Exercised	—	—
Forfeited or Expired	43,446	—
Warrants Outstanding, December 31, 2012	594,285	25.90
Exercisable, December 31, 2012	594,285	$25.90
Warrants Outstanding, January 1, 2013	594,285	$25.90
Granted	3,652,669	6.61
Exercised	858	0.35
Forfeited or Expired	—	—
Warrants Outstanding, December 31, 2013	4,246,096	6.53
Exercisable, December 31, 2013	4,246,096	$6.53

Summary information regarding the warrants as of December 31, 2013 is as follows:

Exercise Price	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)
$0.35	70,726	4.65
$2.19	171,450	4.89
$5.50	571,428	2.13
$6.87	3,266,778	4.66
$7.87	14,286	1.28
$8.75	142,857	4.04
$35.00	8,571	3.20
Exercisable, December 31, 2013	4,246,096

The Company issued a warrant to purchase 8,571 common shares of the Company to a non-employee on March 28, 2012. The warrant was fully vested on the date of issuance and the Company recorded stock based compensation expense for non-employees of $143,000. The Company used the following assumptions in the Black Scholes model to calculate the fair value of the warrant on March 28, 2012:

2012
Exercise price	$35.00
Black-Scholes	16.68
Volatility	149%
Risk-free interest rate	1.13%
Expected dividend yield	0%
Expected term (years)	5.00

The risk-free rate is based on the rate for the U.S. Treasury note over the expected term of the warrant. The expected term for non-employee warrants is the full term of the warrant. Expected volatility is based on the

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — EQUITY  – (continued)

average of the weekly share price changes over the shorter of the expected term or the period from the placement on AIM to the date of the grant.

The modification of the existing options with MBTH (refer to Note 9 — Convertible Notes Payable) was considered an induced conversion. The Company calculated the value of the options immediately prior to the amendment compared to the value of the option with the amended terms.

The Company agreed to modify the exercise price on two options representing 571,428 underlying common shares granted to MBTH under the February 2011 Convertible Loan from $13.30 to the Modified Strike Price of $5.50. The Company calculated the value of the options immediately prior to the amendment compared to the value of the option with the amended terms.

The Company used the following assumptions in the Black Scholes Model to calculate the fair value of the warrants:

	January 16, 2013 Amended Terms	September 30, 2013 Amended Terms
Exercise Price	$13.30	$5.50
Black-Scholes Value	$10.35	$2.93
Volatility	140%	109.8%
Risk-free interest rate	0.27%	0.13%
Expected dividend yield	0%	0%
Expected term (years)	3	3

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

On November 19, 2013, in connection with the secondary offering, the Company issued warrants to the underwriters to purchase 171,450 shares of common stock with an exercise price of $2.1875 per share and are exercisable immediately and will expire five years from the date of issuance.

	January 16, 2013	March 12, 2013	Bridge Loan	November 19, 2013
Number of shares	142,857	42,857	28,727	171,450
Exercise Price	$8.75	$0.35	$0.35	$2.1875
Black-Scholes Value	$13.57	$14.71	$5.98 to $14.71	$1.20
Volatility	139.9%	137.7%	104.4%	108.4%
Risk-free interest rate	0.75%	0.88%	0.68%	1.37%
Expected dividend yield	0%	0%	0%	0%
Expected term (years)	5	5	5	5

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — EQUITY  – (continued)

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

On July 24, 2013, the Company closed its initial public offering and issued warrants to purchase 668,896 shares of common stock with an exercise price of $6.87 per share. The warrants are exercisable immediately and will expire five years from the date of issuance. The Company issued warrants to the underwriters to purchase 40,134 shares of common stock with an exercise price of $6.87 per share. The warrants are exercisable immediately and will expire five years from the date of issuance.

On August 19, 2013, the underwriters exercised in full their over-allotment option and they received warrants to purchase 100,334 shares of common stock with an exercise price of $6.87 per share. The warrants are exercisable immediately and will expire five years from the date of issuance.

The Company used the XGTIW trading price to value these warrants as the warrants issued had identical terms to the warrants traded on the market.

The Company cancelled a warrant to purchase 43,446 common shares of the Company to the non-employee on March 22, 2012. Pursuant to an agreement, warrants issued to the non-employee upon inception of engagement were to be performance based. Pursuant to a mutual agreement with the Company, these warrants will not be exercised and have been cancelled. The cumulative compensation expense of $194,000 was reversed during 2012 upon cancelation.

12 — RETIREMENT PLAN

The Company has a 401(k) plan for all full–time employees who have attained the age of 21 and completed 90 days. The Company does not provide any match for the 401(k).

13 — COMMITMENTS

The Company’s office rental, deployment sites and warehouse facilities expenses aggregated approximately $304,000 and $287,000 of which approximately $83,000 and $106,000 was capitalized during the years ended December 31, 2013 and 2012, respectively. The leases will expire on different dates from 2014 through 2016. The company also entered into contract agreements with two of its principal vendors to provide parts for production. Total obligation of purchasing parts under contractual agreements, minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Year Ending December 31,
2014	$2,523,000
2015	309,000
2016	201,000
$3,033,000

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — COMMITMENTS  – (continued)

The Company has an employment agreement with its CEO, John Coleman, for a term of three years with automatic renewals unless terminated. Mr. Coleman’s agreement was effective on August 1, 2011. It provides that he will receive a salary of no less than $250,000 per year, subject to annual increases as determined by the Board. In addition, he is entitled to incentive compensation not to exceed two (2) times his base salary. The incentive compensation is payable in shares of common stock at the Company’s discretion. He is also entitled to participate in all other benefits that the Company may provide to other senior executives. The agreement contains a non-compete and non-solicitation agreement.

14 — CONCENTRATIONS

During the year ended December 31, 2013, the Company recorded individual sales of $83,000 (20%), $158,000 (39%) and $114,000 (28%) in excess of 10% of the Company’s total sales.

At December 31, 2013, approximately 79% of net accounts receivable was due from three customers and 37% of net accounts receivable was due from one customer.

During the year ended December 31, 2013, approximately 15% of the Company’s inventory purchases were derived from one vendor.

15 — RELATED PARTY TRANSACTIONS

MBTH

As of December 31, 2013 MBTH owned approximately 33% of the Company’s outstanding shares, which represents a controlling interest. The Company has entered into convertible notes with MBTH refer to Note 9 — Convertible Notes Payable.

Due from Related Party

On November 20, 2013, the Company paid $1,350,000 to MBTH which is recorded as a related party receivable as of December 31, 2013. On January 7, 2014, MBTH paid the company $1,350,000 in repayment of the receivable balance.

Due to Related Party

Effective July 1, 2011, by agreement of a committee of the Directors who did not own interests in MBTH, the Company entered into an arrangement with MBTH whereby MBTH assumed certain liabilities of the Company including certain payroll, management fees and other operating costs in the amount of $250,000 per month for a period of twelve months. In consideration for this agreement, the Company issued MBTH 342,857 shares on June 23, 2011 at a price of $8.75 per share for proceeds of $3 million. On July 1, 2012 the agreement with MBTH to assume liabilities of the Company expired. Subsequent to the assumption of liability agreement and through December 31, 2013, MBTH paid additional liabilities on behalf of the Company amounting to $3.6 million. From January 1, 2013 through December 31, 2013, MBTH paid additional liabilities on the behalf of the Company of approximately $2,506,000, the Company repaid MBTH $1,065,000 for liabilities previously paid by MBTH, and the Company refinanced $1,013,000 of liabilities previously paid by MBTH into the Bridge Loan (see Note 9 – Convertible Notes Payable) for a net increase in the related party liability of $428,000. The due to related party balance was $1,526,000 as of December 31, 2013.

On September 30, 2013, the independent directors of the Company not related with MBTH authorized a onetime agreement, whereby we issued to MBTH 1,599,453 shares of our common stock and a warrant to purchase 1,363,636 shares of our common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013. Additionally, the Modified Strike Price, agreed upon between the Company and MBTH in January 2013, of $13.30 per share for the two options representing 571,428 underlying shares granted to MBTH in February 2011 has been lowered to $5.50. See Note 11 — Equity.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

15 — RELATED PARTY TRANSACTIONS  – (continued)

Deferred Revenue

On October 16, 2013, the Company completed the first delivery of our xMax comprehensive cognitive radio system, shipping equipment required to fulfill the $155,000 purchase order that was received from rural broadband provider Walnut Hill Telephone Company on November 26, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Walnut Hill Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Walnut Hill Telephone Company is considered to be a related party transaction. Due to Walnut Hill Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of December 31, 2013.

On December 16, 2013, the Company sold our xMax comprehensive cognitive radio system to Haxtun Telephone Company for $301,000 to fulfill a purchase order that was received on November 24, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Haxtun Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Haxtun Telephone Company is considered to be a related party transaction. Due to Haxtun Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of December 31, 2013.

Mooers Branton & Co. Incorporated

On March 2, 2006, the Company entered into a management agreement (the “Management Agreement”) with Mooers Branton & Co. Incorporated (“MBC”), a Florida corporation, pursuant to which MBC agreed to provide certain management and financial services to the Company for a monthly fee of $80,000. The Management Agreement was effective January 1, 2006. The Company incurred fees related to the Management Agreement of $960,000 in the years ended December 31, 2013 and 2012, of which $960,000 was assumed by MBTH in 2013 and 2012. MBC is beneficially controlled and operated by Rick Mooers and Roger Branton, a director and the Chief Financial Officer, respectively, of the Company.

16 — CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the years ended December 31, 2013 and 2012, the Company did not have any legal actions pending.

17 — SUBSEQUENT EVENTS

The cancellation of the Company’s common stock on the London Stock Exchange’s AIM Market became effective January 3, 2014. On December 20, 2013, the shareholders approved the cancellation of admission to trading the Company’s common stock on the London Stock Exchange’s AIM Market.

On January 7, 2014, the Company received $1,350,000 from MBTH. As of December 31, 2013, this amount was recorded as a due from a related party.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended & Restated Certificate of Incorporation(1)
3.2	Amended & Restated Bylaws(2)
4.1	Form of Common Stock Certificate of the Registrant(3)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013(4)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013(1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013(5)
10.1	Form of Customer Documents Purchase Agreements, and Distribution Agreement(6)
10.2	Form of Indemnification Agreement(6)
10.3	2013 Long Term Incentive Plan(6)
10.4	Forms of Agreement Under 2013 Long Term Incentive Plan(6)
10.5	Employment Agreement Between xG Technology, Inc. and John Coleman(6)
10.6	Loan Documents Between xG Technology and MB Technology Holdings, LLC(6)
10.7	Form of Securities Subscription Agreement(6)
10.8	Form of Bridge Loan Documents(6)
10.9	2004 Option Plan(6)
10.10	2005 Option Plan(6)
10.11	2006 Option Plan(6)
10.12	2007 Option Plan(6)
10.13	2009 Option Plan(6)
10.14	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans(6)
10.15	Sunrise Office Lease(6)
10.16	Treco Documents(6)
10.17	Mats Wennberg Consulting Agreement(6)
10.18	Mats Wennberg Warrant Agreement(6)
10.19	MBC Agreement(6)
10.20	Care21 Agreement(6)
10.21	Engineering Services Agreement between xG Technology, Inc. and Choctaw dated November 24, 2012(7)
10.22	Engineering Services Agreement between xG Technology, Inc. and Electra dated November 24, 2012(7)
10.23	Engineering Services Agreement between xG Technology, Inc. and Haxtun dated November 24, 2012(7)
10.24	Engineering Services Agreement between xG Technology, Inc. and MoKanDial dated November 24, 2012(7)
10.25	Engineering Services Agreement between xG Technology, Inc. and NEFCOM dated September 4, 2012(7)
10.26	Engineering Services Agreement between xG Technology, Inc. and Tatum dated November 24, 2012(7)
10.27	Engineering Services Agreement between xG Technology, Inc. and Walnut Hill dated November 24, 2012(7)

Exhibit Number	Description of Exhibit
10.28	Engineering Services Agreement between xG Technology, Inc. and Choctaw dated November 24, 2012(7)
10.29	Engineering Services Agreement between xG Technology, Inc. and Electra dated November 24, 2012(7)
10.30	Engineering Services Agreement between xG Technology, Inc. and Haxtun dated November 24, 2012(7)
10.31	Engineering Services Agreement between xG Technology, Inc. and MoKanDial dated November 24, 2012(7)
10.32	Engineering Services Agreement between xG Technology, Inc. and NEFCOM dated September 4, 2012(7)
10.33	Engineering Services Agreement between xG Technology, Inc. and Tatum dated November 24, 2012(7)
10.34	Engineering Services Agreement between xG Technology, Inc. and TelAtlantic Equipment Purchase Agreement dated January 18, 2013(7)
10.35	Engineering Services Agreement between xG Technology, Inc. and Walnut Hill dated November 24, 2012(7)
14.1	Code of Ethics
23.1	Consent of Friedman LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(3)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(4)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(5)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(6)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(7)	Filed as an Exhibit on Form S-1/A with the SEC on April 3, 2013.