Form 10-Q
period 2014-03-31
xG TECHNOLOGY, INC.
filed 2014-05-15
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of the Registrant’s common stock outstanding as of May 14, 2014 is 24,124,451.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$686	$5,517
Inventory	3,878	2,916
Accounts Receivable, net of allowance of $18 and $16 ($470 from related party, net of allowance of $10)	886	788
Prepaid expenses and other current assets	74	49
Due from related party	—	1,350
Total current assets	5,524	10,620
Property and equipment, net	839	806
Intangible assets, net	17,492	18,196
Total assets	$23,855	$29,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,190	$1,841
Accrued expenses	788	772
Accrued bonuses	130	298
Accrued interest	87	42
Due to related party	1,281	1,526
Deferred revenue - related party	480	480
Obligation under capital lease	129	129
Total current liabilities	4,085	5,088
Long-term obligation under capital lease	87	118
Convertible notes payable to related party	2,000	2,000
Total liabilities	6,172	7,206
Commitments and contingencies

Stockholders' equity
Series A Convertible Preferred Stock – $0.01 par value per share:
25,000,000 shares authorized, none issued or outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock – $0.00001 par value, 300,000,000 shares authorized at March 31, 2014 and December 31, 2013; 18,800,564 and 18,682,310 shares issued at March 31, 2014 and December 31, 2013, respectively	— *	— *
Additional paid in capital	174,420	174,000
Accumulated deficit	(156,715)	(151,562)
Treasury stock, at cost – 2,284 shares at March 31, 2014 and December 31, 2013, respectively	(22)	(22)
Total stockholders’ equity	17,683	22,416
Total liabilities and stockholders' equity	$23,855	$29,622

* Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2014	2013
Revenue	$250	$-
Cost of revenue and operating expenses
Cost of components and personnel	63	-
General and administrative expenses	1,679	1,350
Development	2,453	1,647
Stock based compensation	214	135
Amortization and depreciation	948	435
Total cost of revenue and operating expenses	5,357	3,567
Loss from operations	(5,107)	(3,567)
Other

Interest expense, net	(46)	(614)
Total other income (expense)	(46)	(614)
Loss before income tax provision	(5,153)	(4,181)
Income tax provision	-	-
Net loss	$(5,153)	$(4,181)

Basic and diluted net loss per share	$(0.27)	$(0.68)
Weighted average number of shares outstanding basic and diluted	18,757	6,114

  The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(5,153)	$(4,181)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	214	135
Share-based consulting and other services	38	17
Non-cash interest expense	45	—
Allowance for doubtful accounts	2	—
Depreciation and amortization	948	435
Accretion of financing instruments	—	44

Changes in assets and liabilities
Accounts receivable	(100)	—
Inventory	(962)	—
Other current assets	(26)	—
Accounts payable	(651)	424
Accrued expenses	17	(35)
Accrued interest and fees	—	596
Due to related party	1,105	653
Net cash used in operating activities	(4,523)	(1,912)
Cash flows from investing activities
Capital expenditures for property and equipment	(84)	(12)
Capitalization of intangible assets	(193)	(688)
Net cash used in investing activities	(277)	(700)
Cash flows from financing activities
Payment of capital lease	(31)	—
Proceeds from convertible notes payable to related party	—	450
Proceeds from convertible bridge loan payable ($1,732 to related party)	—	2,182
Net cash provided by financing activities	(31)	2,632
Net (decrease) increase in cash	(4,831)	20
Cash, beginning of period	5,517	271
Cash, end of period	$686	$291
Supplemental cash flow disclosures of investing and financing activities
Stock issued as payment of bonus	$168	$—
Conversion of notes payable	—	15,000
Conversion of convertible bridge loan payable including interest and fees	—	4,041
Debt discount recorded on bridge loan	—	262

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

Basis of Presentation

The accompanying unaudited financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the 2013 Financial Statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and recent Registration Statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission on April 15, 2014.

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

In the opinion of management, the unaudited financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2014 and the results of its operations and cash flows for the three months ended March 31, 2014. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 may not be indicative of results for the full year.

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

Concentrations of Credit Risk for Cash

The Company does not have any off-balance-sheet concentrations of credit risk. The Company expects cash to be the single asset most likely to subject the Company to concentration of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts through March 31, 2014.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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

Allowance for Doubtful Accounts

In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the customer, we will make our best estimate of probable or potential losses in our accounts receivable balance using he allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made based on current available evidence and historical experience. Allowance for doubtful accounts were $2,000 and $0 for the three months ended March 31, 2014 and 2013, respectively.

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

Development Expenses

Development expenses consist primarily of salaries and related costs for technical and programming personnel, are expensed as incurred and were $2,453,000 and $1,647,000 for the three months ended March 31, 2014 and 2013.

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

The grant date fair value is determined using the Black-Scholes-Merton (‘‘Black-Scholes’’) pricing model. For all employee stock options, the Company recognizes expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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

Earnings Per Share

Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible stock, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013 approximately 5.29 million shares underlying the convertible debentures, options and warrants were anti-dilutive.

Warranty Reserve

The Company established a warranty reserve policy effective for the fiscal year ending December 31, 2013. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve for the fiscal year ending March 31, 2014 and December 31, 2013 was $9,000 and $8,000, respectively.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3 –	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Recently Issued Accounting Principles

We are an ‘‘emerging growth company’’ as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

NOTE 2 - GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of March 31, 2014, the Company had an accumulated deficit of approximately $156.7 million and a net loss of $5.2 million for the three months ended March 31, 2014. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon our ability to obtain other financing or fulfill our existing backlog. As of May 15, 2014, the Company has a total backlog of $34.4 million. The ability to recognize revenue and ultimately cash receipts, on the existing backlog is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. The Company began fulfilling orders associated with its back log during the fourth quarter of 2013. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	March 31,	December 31,
	2014	2013
Raw materials consisting of purchased parts, components and supplies	$1,941,000	$2,461,000
Finished goods	1,937,000	455,000
Total Inventory	$3,878,000	$2,916,000

Based upon the Company’s analysis of the lower of cost or market, there was no reserve for inventory recorded as of March 31, 2014 and December 31, 2013.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2014	2013
Accounts receivable	$424,000	$324,000
Accounts receivable - related party	480,000	480,000
	904,000	804,000
Net allowance for doubtful accounts	(18,000)	(16,000)
Net accounts receivable	$886,000	$788,000

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	March 31, 2014	December 31, 2013
Cost:
Furniture and equipment	3 – 7 years	$2,718,000	$2,633,000
Accumulated depreciation:		(1,879,000)	(1,827,000)
Property and equipment, net		$839,000	$806,000

Depreciation expense amounted to approximately $52,000 and $88,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses		Total
	Costs	A.A.	Cost	A.A.
Balance as of December 31, 2013	$14,788,000	$(2,574,000)	$12,275,000	$(6,293,000)	$18,196,000
Additions	188,000	—	5,000	—	193,000
Amortization	—	(730,000)	—	(167,000)	(897,000)
Balance as of March 31, 2014	$14,976,000	$(3,304,000)	$12,280,000	$(6,460,000)	$17,492,000

Amortization of intangible assets amounted to $897,000 and $346,000 for the three months ended March 31, 2014 and 2013, respectively. The total cost basis of intangible assets at March 31, 2014 was $27.3 million which consists of $26.9 million of costs that are subject to amortization and $0.4 million of assets that are not subject to amortization.

Software Development Costs

At March 31, 2014 the Company has capitalized a total of $15.0 million of software development costs. Included in the capitalized costs is $0.3 million of costs associated with enhancement of the xMax cognitive radio products. These costs are not being amortized considering that the enhancement is not yet incorporated in products and available for sale. During the three months ended March 31, 2014 and 2013, the Company recognized amortization of software development costs available for sale of $0.7 million and $0.2 million, respectively.

Patents & Licenses

At March 31, 2014 the Company has capitalized a total of $12.3 million of patents & licenses. Included in the capitalized costs is $12.2 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.2 million of amortization expense related to patents and licenses for the three months ended March 31, 2014 and 2013.

Estimated amortization expense for the twelve-month periods ended March 31 as follows:

2014	$3,593,000
2015	3,481,000
2016	3,068,000
2017	3,030,000
2018 and thereafter	3,920,000
$17,092,000

NOTE 7 - OBLIGATION UNDER CAPITAL LEASE

The future minimum payments for capital leases as at March 31, 2014 are as follows:

2014	$129,000
2015	96,000
Total minimum lease payments	225,000
Less amount representing interest	(9,000)
Present value of the net minimum lease payments	216,000
Less obligations under capital lease maturing within one year	(129,000)
Long-term portion of obligations under capital lease	$87,000

The interest rate for this transaction was 4%.

 NOTE 8 - CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating the infrastructure agreement. The $2 million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of March 31, 2014, $2 million of principal balance was outstanding under the $2 million Convertible Note. The accrued interest at March 31, 2014 and 2013 was $87,000 and $42,000, respectively.

NOTE 9 - COMMITMENTS

The Company's office rental, deployment sites and warehouse facilities expenses aggregated approximately $86,000 and $79,000. The leases will expire on different dates from 2014 through 2016. The company also entered into contract agreements with one of its principal vendors to provide parts for production. Total obligation of purchasing parts under contractual agreements, minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Twelve Months Ended March 31,
2015	$1,971,000
2016	350,000
2017	45,000
$2,366,000

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

NOTE 10 - RELATED PARTY TRANSACTIONS

MBTH

On May 5, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $75,000 and $0, respectively, for the three months ended March 31, 2014 and 2013. As of March 31, 2014, MBTH owned approximately 39.70% of the Company’s outstanding shares. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Executive Chairman, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH.

During the three months ended March 31, 2014, MBTH incurred no new liabilities on behalf of the Company. From January 1, 2014 to March 31, 2014, the Company repaid MBTH $245,000 for liabilities previously paid by MBTH. The due to related party balance was $1,281,000 as of March 31, 2014.

Deferred Revenue

On October 16, 2013, the Company completed the first delivery of our xMax comprehensive cognitive radio system, shipping equipment required to fulfill the $155,000 purchase order that was received from rural broadband provider Walnut Hill Telephone Company on November 26, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Walnut Hill Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Walnut Hill Telephone Company is considered to be a related party transaction. Due to Walnut Hill Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of March 31, 2014.

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

On December 16, 2013, the Company sold our xMax comprehensive cognitive radio system to Haxtun Telephone Company for $301,000 to fulfill a purchase order that was received on November 24, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Haxtun Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Haxtun Telephone Company is considered to be a related party transaction. Due to Haxtun Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of March 31, 2014.

Mooers Branton & Co. Incorporated

On March 2, 2006, the Company entered into a management agreement (the “MBC Management Agreement”) with Mooers Branton & Co. Incorporated (“MBC”), a Florida corporation, pursuant to which MBC agreed to provide certain management and financial services to the Company for a monthly fee of $80,000. The MBC Management Agreement was terminated on January 1, 2014. The Company incurred fees related to the MBC Management Agreement of $0 and $240,000, respectively, for the three months ended March 31, 2014 and 2013. MBC is beneficially controlled and operated by Richard Mooers and Roger Branton, a director and the Chief Financial Officer, respectively, of the Company.

NOTE 11 - CONCENTRATIONS

During the three months ended March 31, 2014, the Company recorded revenue from individual sales or services rendered of $100,000 (40%), $100,000 (40%) and $50,000 (20%) in excess of 10% of the Company’s total sales.

At March 31, 2014, approximately 94% of net accounts receivable was due from five customers broken down individually as follows; $295,000 (33%), $175,000 (20%), $155,000 (17%), $112,000 (13%) and $98,000 (11%).

During the three months ended March 31, 2014, approximately 15% of the Company’s inventory purchases were derived from one vendor.

NOTE 12 - CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results, other than as described below:

Litigation with former banker

The Company is defending a lawsuit brought by their former banker. The suit alleges that the Company breached the underwriting agreement signed in November 2013. The plaintiff has alleged damages in excess of $75,000. The Company believes it has substantial defenses to this lawsuit and intends to vigorously defend it. The lawsuit is in the early stages of pleadings, and the outcome of this case is uncertain at this time. The Company has incurred no significant legal fees to date in this case.

NOTE 13 - SUBSEQUENT EVENTS

Product testing agreement

On April 10, 2014, the Company entered into a funded product testing agreement with Autonomous University of Nuevo Leon (“The University”) in Monterey, Mexico. The University is being commissioned by a major Mexican corporation to evaluate the Company’s xMax network system for a set of potential use cases identified by the corporation. It is anticipated that the evaluation will be completed within 180 days. The Company has shipped $1.5 million of equipment specified in the test plan with The University.

Public Offering

On April 22, 2014, the Company closed an underwritten public offering of 5,265,000 shares of common stock, par value $0.00001 per share, at a purchase price to the public of $1.90 per share, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $9,069,692. In addition, the Company granted the Underwriters a 45-day option to purchase up to an additional 789,750 shares to cover over-allotments, if any. Roth Capital Partners and Feltl and Company acted as underwriters for the offering.

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

Overview

We have developed a broad portfolio of innovative intellectual property to enhance wireless communications. Our intellectual property is embedded in proprietary software algorithms that offer cognitive interference mitigation and spectrum access solutions for countless applications using commercial off the shelf devices. We recently released the commercially available version of our software and hardware products using our proprietary xMax® cognitive radio technology.

Our current cognitive radio technology is based on years of product development. In 2008 and 2009, we generated material revenues from sales of our prior BSN250 voice-only products. After the introduction of various smartphones in 2007 and later that could handle both voice and data, we decided to enhance our voice-only products to include data services. In 2011, we delivered our enhanced BSN250 base station and TX70 handset for both voice and SMS services to the U.S. Army. Given the proliferation of smartphones, the U.S. Army subsequently requested that our BSN250 base station should integrate with commercial off the shelf devices. In 2013, we introduced an improved product line that could handle both voice and data services. These new products, the xAP base station and xMod and xVM modems, are able to communicate with any wi-fi enabled commercial off the shelf device. We have generated significant net losses for the past several years and we expect to continue to realize net losses for the immediate future. We estimate that we will begin generating revenues sufficient to cover the cost of our operations in late 2014.

We believe that the wireless communications industry is facing a ‘‘spectrum crisis’’ because the demand for flexible, affordable voice and data access continues to increase rapidly while the amount of available spectrum remains relatively constant. We have developed frequency-agnostic cognitive radio solutions to address this increasing demand by eliminating the need to acquire scarce and expensive licensed radio spectrum, and thus ideally lowering the total cost of ownership for wireless broadband access. With fast-growing demand straining network capacity, our intellectual property is also designed to help wireless broadband network operators make more efficient use of their existing spectrum allocations. We are targeting sales in numerous industries worldwide, such as telecommunications services, public safety and defense, and in markets ranging from rural to urban areas as well as expeditionary deployments.

The initial implementation of our cognitive radio intellectual property is xMax. We believe the xMax system is the only commercially available cognitive radio network system that includes our interference mitigation and spatial processing technologies. xMax implements our proprietary interference mitigation software that can increase capacity on already crowded airwaves by improving interference tolerance, enabling the delivery of higher QoS than other technologies that would not be able to cope with the interference. We believe that the xMax system will also, when operating on more than one radio channel, deliver dynamic spectrum access by using our patented self-organizing network techniques. Furthermore, the xMax system can be used to provide additional capacity to licensed spectrum by identifying and utilizing unused bandwidth within the licensed spectrum.

Our system is frequency agnostic, although currently designed to operate within the 902 – 928 MHz unlicensed band of spectrum. xMax serves as a mobile VoIP and broadband data system that utilizes an end-to-end IP system architecture. The xMax product and service suite includes access points, mobile switching centers, network management systems, deployment tools and proactive customer support. The xMax system will allow mobile operators to utilize free, unlicensed 902 – 928 MHz ISM band spectrum (which spectrum is available in all of the Americas except French Guiana) instead of purchasing scarce and expensive licensed spectrum. Our xMax system will also enable enterprises to set up a mobile communications network in an expeditious and cost-effective manner.

We are executing on our sales and marketing strategy and have entered into direct sales agreements with end-customers and indirect sales agreements with channel network partners. These customer engagements are primarily in two of our target markets: public safety and rural telecommunications. Together, they comprise commitments to purchase xMax® cognitive radio networking equipment, engineering and support services and other hardware worth approximately $34.4 million, of which the Company anticipates approximately $17.4 million to be delivered in 2014 and $17 million thereafter.

Plan of Operations

We are executing on our sales and marketing strategy and have entered into agreements both direct with end-customers as well as with indirect channel network partners. These customer engagements primarily relate to two of our target markets in rural telecommunications and defense. Together, they comprise commitments to purchase xMax® cognitive radio networking equipment, engineering services and other hardware worth approximately $34.4 million.

Results of Operations

Comparison for the three months ended March 31, 2014 and March 31, 2013

Revenues

Revenues for the three months ended March 31, 2014, were $250,000 compared to $0 in the corresponding periods in 2013. The revenue of $250,000 resulted from $200,000 in sales of equipment and $50,000 from a consulting services agreement during the three months ended March 31, 2014.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three months ended March 31, 2014, were $63,000 compared to $0 in the corresponding period in 2013. Of the $63,000, $60,000 was based on the cost of components and the time allocated to building the products sold, and $3,000 was based on the cost of the time allocated towards the engineering and consulting service agreement.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three months ended March 31, 2014, the Company incurred aggregate expense of $1.7 million, compared to $1.4 million for the three months ended March 31, 2013, representing an increase of $0.3 million or 24%. The increase is due to an increase in consulting fees associated with the Company’s listing on NASDAQ. Over time, we expect our administrative expenses to increase in absolute dollars due to continued growth in headcount to support our business and operations as a public company.

Development Expenses

Development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. Development expenses increased $0.9 million, or 49%, from $1.6 million in the three months ended March 31, 2013 to $2.5 million in the three months ended March 31, 2014. The increase is due to an increase in number of employees, additional costs related to developing our products. Over time, we expect our development costs to increase as we continue making significant investments in developing new products and enhancing technology related to our existing products.

Stock Based Compensation

Stock based compensation increased $0.07 million from $0.14 million in the three months ended March 31, 2013 to $0.21 million in the three months ended March 31, 2014. The increase arose from the increase in the number of outstanding options being expensed in the three months ended March 31, 2014 compared to the same period in the three months ended March 31, 2013.

Amortization and Depreciation

Amortization and depreciation expenses increased $0.51 million, or 118%, from $0.44 million in the three months ended March 31, 2013 to $0.95 million in the three months ended March 31, 2014. The increase is attributed to the xMax products becoming available for sale as of September 30, 2013. As of this date, the Company began to amortize all capitalized costs associated with these products. The Company did not record amortization on these products during the three months ended March 31, 2013.

Other

Interest expense for the three months ended March 31, 2014 was $0.05 million compared to $0.61 million for the three months ended March 31, 2013, a decrease of $0.55 million or 93%. The decrease was due to the conversion of the bridge loan on July 18, 2013, whereas all principal and interest was converted to equity.

Net Loss

For the three months ended March 31, 2014, the Company had a net loss of $5.2 million, as compared to a net loss of $4.2 million for the three months ended March 31, 2013, or an increase of $1.0 million. The increase in net loss is due mainly to the increase in development expenses and amortization discussed above.

Liquidity and Capital Resources

As of March 31, 2014, the Company has positive working capital of approximately $1.4 million and $686,000 of cash and cash equivalents. We have incurred net losses of $5.2 million and $4.2 million in the three months ended March 31, 2014 and 2013, respectively. Additionally, we have incurred negative operating cash flows including cash used in operations of $4.5 million and $1.9 million in the three months ended March 31, 2014 and 2013, respectively. During the first three months of 2014, the Company relied upon prior period’s investments through proceeds from the IPO, second offering, bridge loans and convertible notes payable.

On April 22, 2014, the Company closed an underwritten public offering of 5,265,000 shares of common stock, par value $0.00001 per share, at a purchase price to the public of $1.90 per share, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $9,069,692. In addition, the Company granted the Underwriters a 45-day option to purchase up to an additional 789,750 shares to cover over-allotments, if any. Roth Capital Partners and Feltl and Company acted as underwriters for the offering.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Three Month Period Ended

(In Thousands)

	March 31, 2014	March 31, 2013
Cash flows used in Operations	$(4,523)	$(1,912)

Investing Activities	$(277)	$(700)

Financing Activities	$31	$2,632

Cash at end of period	$686	$291

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 totaled $4.5 million as compared to $1.9 million for the three months ended March 31, 2013. Of the $4.5 million, approximately $1.0 million was related to the increase of our inventory and $0.7 million to the reduction of our payables and the remaining consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $0.3 million as compared to $0.7 million for the three months ended March 31, 2013. This represents capital expenditures primarily associated with the investment in product and technology development and our patent portfolio.

Financing Activities

Our net cash used by financing activities for the three months ended March 31, 2014 was $0.03 million as compared to cash provided by financing activities of $2.6 million for the three months ended March 31, 2013. The cash used by financing was related to payments made under capital lease for equipment for the three months ended March 31, 2014 and to the proceed from convertible notes payable and a convertible bridge loan for the three months ended March 31, 2013.

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

During the quarter ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of a control deficiency described below, management concluded that as of March 31, 2014, our disclosure controls and procedures were not effective.

In connection with our initial public offering in July 2013 in the United States we switched over from financial reporting in IFRS to U.S. generally accepted accounting principles. Our management has previously identified a control deficiency regarding inadequate accounting resources with the requisite knowledge of U.S. generally accepted accounting principles. The accounting department is in the process of cross training our employees, and implementing additional accounting policies and controls to resolve the issues previously described. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Other than as described below we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results, other than as described below:

The Company is defending a lawsuit brought by their former banker. The suit alleges that the Company breached the underwriting agreement signed in November 2013. The plaintiff has alleged damages in excess of $75,000. The Company believes it has substantial defenses to this lawsuit and intends to vigorously defend it. The lawsuit is in the early stages of pleadings, and the outcome of this case is uncertain at this time. The Company has incurred no significant legal fees to date in this case.

Item 1A.   Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

xG TECHNOLOGY, INC.

Date: May 15, 2014	By:	/s/ John C. Coleman
John C. Coleman
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Roger G. Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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