Form 10-Q
period 2014-06-30
xG TECHNOLOGY, INC.
filed 2014-08-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the Registrant’s common stock outstanding as of August 14, 2014 is 24,202,164.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$4,960	$5,517
Inventory	4,202	2,916
Accounts Receivable, net of allowance of $20 and $16 ($478 and $470 from related parties, net of allowance of $10)	996	788
Prepaid expenses and other current assets	65	49
Due from related party	—	1,350
Total current assets	10,223	10,620
Property and equipment, net	806	806
Intangible assets, net	16,968	18,196
Total assets	$27,997	$29,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$795	$1,841
Accrued expenses	1,005	772
Accrued bonuses	78	298
Accrued interest	42	42
Due to related party	1,131	1,526
Deferred revenue - related parties	480	480
Obligation under capital lease	129	129
Total current liabilities	3,660	5,088
Long-term obligation under capital lease	56	118
Convertible notes payable	2,000	2,000
Total liabilities	5,716	7,206
Commitments and contingencies

Stockholders' equity
Series A Convertible Preferred Stock – $0.00001 par value per share:
10,000,000 shares authorized at June 30, 2014 and December 31, 2013; none issued or outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock – $0.00001 par value, 100,000,000 and 300,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively 24,137,177 and 18,682,310 shares issued at June 30, 2014 and December 31, 2013, respectively	— *	— *
Additional paid in capital	183,548	174,000
Accumulated deficit	(161,245)	(151,562)
Treasury stock, at cost – 2,284 shares at June 30, 2014 and December 31, 2013, respectively	(22)	(22)
Total stockholders’ equity	22,281	22,416
Total liabilities and stockholders' equity	$27,997	$29,622

* Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$163	$-	$413	$-
Cost of revenue and operating expenses
Cost of components and personnel	41	-	105	-
General and administrative expenses	1,447	1,158	3,126	2,508
Development	2,056	1,352	4,510	2,999
Stock based compensation	148	201	361	336
Amortization and depreciation	958	435	1,906	870
Total cost of revenue and operating expenses	4,650	3,146	10,008	6,713
Loss from operations	(4,487)	(3,146)	(9,595)	(6,713)
Other

Interest expense, net	(43)	(424)	(88)	(1,038)
Total other income (expense)	(43)	(424)	(88)	(1,038)
Loss before income tax provision	(4,530)	(3,570)	(9,683)	(7,751)
Income tax provision	-	-	-	-
Net loss	$(4,530)	$(3,570)	$(9,683)	$(7,751)

Basic and diluted net loss per share	$(0.20)	$(0.49)	$(0.47)	$(1.15)
Weighted average number of shares outstanding basic and diluted	22,829	7,319	20,815	6,723

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(9,683)	$(7,751)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	361	336
Share-based consulting and other services	86	34
Allowance for doubtful accounts	4	—
Depreciation and amortization	1,906	870
Accretion of financing instruments	—	119

Changes in assets and liabilities
Accounts receivable	(213)	—
Inventory	(1,285)	(453)
Other current assets	(16)	(362)
Accounts payable	(1,047)	1,510
Accrued expenses	300	168
Accrued interest and fees	—	1,110
Due to related party	955	1,218
Net cash used in operating activities	(8,632)	(3,201)
Cash flows from investing activities
Capital expenditures for property and equipment	(114)	(12)
Capitalization of intangible assets	(565)	(1,707)
Net cash used in investing activities	(679)	(1,719)
Cash flows from financing activities
Payment of capital lease	(62)	—
Proceeds from convertible notes payable to related party	—	450
Proceeds from convertible bridge loan payable ($2,747 to related party)	—	4,224
Net proceeds from issuance of common stock	8,816	—
Net cash provided by financing activities	8,754	4,674
Net (decrease) increase in cash	(557)	(246)
Cash, beginning of period	5,517	271
Cash, end of period	$4,960	$25
Supplemental cash flow disclosures of investing and financing activities
Stock issued as payment of bonus	$195	$—
Conversion of notes payable	—	15,000
Conversion of convertible bridge loan payable including interest and fees	—	4,041
Debt discount recorded on bridge loan	—	336
Stock Issued as payment for interest on convertible notes	90	90

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013 AND FOR THE

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the 2013 Financial Statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

In the opinion of management, the unaudited financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2014 and the results of its operations and cash flows for the three months and six months ended June 30, 2014 and 2013. Such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2014 may not be indicative of results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation of $250,000.

Concentrations of Credit Risk

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that counterparty will default on its contractual obligations resulting in financial loss to the company. The company’s credit risk is primarily attributable to its cash and account receivables. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts through June 30, 2014. For customers, management assesses the credit quality of the customer, taking into account its financial position, past experience and other factors. The majority of trade receivables are those of related parties and management does not expect any losses from non-performance of these parties.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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

Impairment of Long-Lived Assets

Long-lived assets including certain intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Allowance for Doubtful Accounts

In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the customer, we will make our best estimate of probable or potential losses in our accounts receivable balance using he allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made based on current available evidence and historical experience. Allowance for doubtful accounts were $20,000 and $0 for the six months ended June 30, 2014 and 2013, respectively.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Development Expenses

Development expenses consist primarily of salaries and related costs for technical and programming personnel, are expensed as incurred and were $4,510,000 and $2,999,000 for the six months ended June 30, 2014 and 2013.

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

The Company files a U.S. federal and state income tax return. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in finance income (expense), net in the Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2014, December 31, 2013 and 2012.

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

Earnings Per Share

Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of June 30, 2014 and December 31, 2013. At June 30, 2014 and December 31, 2013 approximately 5.23 million and 5.35 million shares underlying the options, warrants and convertible debt were anti-dilutive.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Warranty Reserve

The Company established a warranty reserve policy effective for the fiscal year ending December 31, 2013. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve for the quarter ending June 30, 2014 and fiscal year ending December 31, 2013 was $10,000 and $8,000, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.

NOTE 2 — GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of June 30, 2014, the Company had an accumulated deficit of $161.2 million and a net loss of $9.7 million for the six months ended June 30, 2014. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon our ability to obtain other financing or fulfill our existing backlog. As of August 14, 2014, the Company has a total backlog of $34.3 million. The ability to recognize revenue and ultimately cash receipts, on the existing backlog is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 — INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	June 30,	December 31,
	2014	2013
Raw materials consisting of purchased parts, components and supplies	$1,671,000	$2,461,000
Finished goods	2,531,000	455,000
Total Inventory	$4,202,000	$2,916,000

Based upon the Company’s analysis of the lower of cost or market, there was no reserve for inventory recorded as of June 30, 2014 and December 31, 2013.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2014	2013
Accounts receivable	$528,000	$324,000
Accounts receivable - related parties	488,000	480,000
	1,016,000	804,000
Net allowance for doubtful accounts	(20,000)	(16,000)
Net accounts receivable	$996,000	$788,000

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	June 30, 2014	December 31, 2013
Cost:
Furniture and equipment	3 – 7 years	$2,746,000	$2,633,000
Accumulated depreciation:		(1,940,000)	(1,827,000)
Property and equipment, net		$806,000	$806,000

Depreciation expense amounted to approximately $113,000 and $177,000 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses
	Costs	A.A.	Cost	A.A.	Total
Balance as of December 31, 2013	$14,788,000	$(2,574,000)	$12,275,000	$(6,293,000)	$18,196,000
Additions	462,000	—	103,000	—	565,000
Amortization	—	(1,460,000)	—	(333,000)	(1,793,000)
Balance as of June 30, 2014	$15,250,000	$(4,034,000)	$12,378,000	$(6,626,000)	$16,968,000

Amortization of intangible assets amounted to $1,793,000 and $693,000 for the six months ended June 30, 2014 and 2013, respectively. The total cost basis of intangible assets at June 30, 2014 was $27.6 million which consists of $26.9 million of costs that are subject to amortization and $0.7 million of assets that are not subject to amortization.

Software Development Costs

At June 30, 2014 the Company has capitalized a total of $15.3 million of software development costs. Included in the capitalized costs is $0.6 million of costs associated with enhancement of the xMax cognitive radio products. These costs are not being amortized considering that the enhancement is not yet incorporated in products and available for sale. During the six months ended June 30, 2014 and 2013, the Company recognized amortization of software development costs available for sale of $1.5 million and $0.4 million, respectively.

Patents & Licenses

At June 30, 2014 the Company has capitalized a total of $12.4 million of patents & licenses. Included in the capitalized costs is $12.3 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.3 million of amortization expense related to patents and licenses for the six months ended June 30, 2014 and 2013.

Estimated amortization expense for the twelve-month periods ended June 30 as follows:

2015	$3,593,000
2016	3,481,000
2017	3,068,000
2018	3,030,000
2019 and thereafter	3,083,000
$16,255,000

NOTE 7 — OBLIGATION UNDER CAPITAL LEASE

The future minimum payments for capital leases as of June 30, 2014 are as follows:

2014	$129,000
2015	63,000
Total minimum lease payments	192,000
Less Amount representing interest	(7,000)
Present value of the net minimum lease payments	185,000
Less obligations under capital lease maturing within one year	(129,000)
Long-term portion of obligations under capital lease	$56,000

The interest rate for capital leases was 4%.

NOTE 8 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating the infrastructure agreement. The $2 million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of June 30, 2014, $2 million of principal balance was outstanding under the $2 million Convertible Note. The accrued interest at June 30, 2014 and 2013 was $42,000. On May 7, 2014, the Company issued 34,091 shares in repayment of $90,000 of interest.

NOTE 9 — COMMITMENTS

The Company's office rental, deployment sites and warehouse facilities expenses aggregated approximately $206,000 and $134,000 for the six months ended June 30, 2014 and 2013, respectively. The leases will expire on different dates from 2014 through 2016. The company also entered into contract agreements with one of its principal vendors to provide parts for production. Total obligation of purchasing parts under contractual agreements, minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Twelve Months Ended June 30,
2015	$1,966,000
2016	158,000
$2,124,000

NOTE 10 — EQUITY

On April 22, 2014, the Company closed an underwritten public offering of 5,265,000 shares of common stock, par value $0.00001 per share, at a purchase price to the public of $1.90 per share, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $8,815,655. Roth Capital Partners and Feltl and Company acted as underwriters for the offering.

On June 11, 2014, the Board approved a resolution to amend the Corporation’s Certificate of Incorporation, declaring said resolution to be advisable, and calling for the submission of the following resolution to the shareholders to authorize the Board to decrease common stock from 300,000,000 shares of common stock to 100,000,000 shares of common stock.

Warrants and Options

The Company has issued warrants and options outside of the equity incentive plans. A summary of the warrant and option activity is as follows:

	Number of Warrants and Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2014	5,229,076	$10.57
Granted	58,300	1.40
Exercised	—	—
Forfeited or Expired	(113,013)	17.74
Outstanding, June 30, 2014	5,174,363	10.31
Exercisable, June 30, 2014	4,775,193	$10.68

NOTE 11 — RELATED PARTY TRANSACTIONS

MBTH

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $150,000 and $0, respectively, for the six months ended June 30, 2014 and 2013. As of June 30, 2014, MBTH owned approximately 25.63% of the Company’s outstanding shares. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Executive Chairman, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH.

NOTE 11 — RELATED PARTY TRANSACTIONS (continued)

During the six months ended June 30, 2014, MBTH incurred no new liabilities on behalf of the Company. From January 1, 2014 to June 30, 2014, the Company repaid MBTH $395,000 for liabilities previously paid by MBTH. The due to related party balance was $1,131,000 as of June 30, 2014.

Deferred Revenue

On October 16, 2013, the Company completed the first delivery of our xMax comprehensive cognitive radio system, shipping equipment and providing engineering services required to fulfill the $179,000 purchase order that was received from rural broadband provider Walnut Hill Telephone Company on November 26, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Walnut Hill Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Walnut Hill Telephone Company is considered to be a related party transaction. Due to Walnut Hill Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of June 30, 2014.

On December 16, 2013, the Company sold our xMax comprehensive cognitive radio system to Haxtun Telephone Company for $301,000 to fulfill a purchase order that was received on November 24, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Haxtun Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Haxtun Telephone Company is considered to be a related party transaction. Due to Haxtun Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of June 30, 2014.

Mooers Branton & Co. Incorporated

On March 2, 2006, the Company entered into a management agreement (the “MBC Management Agreement”) with Mooers Branton & Co. Incorporated (“MBC”), a Florida corporation, pursuant to which MBC agreed to provide certain management and financial services to the Company for a monthly fee of $80,000. The MBC Management Agreement was terminated on January 1, 2014. The Company incurred fees related to the MBC Management Agreement of $0 and $480,000, respectively, for the six months ended June 30, 2014 and 2013. MBC is beneficially controlled and operated by Richard Mooers, a director and Roger Branton, a director and the Chief Financial Officer, of the Company.

NOTE 12 — CONCENTRATIONS

During the six months ended June 30, 2014, the Company recorded revenue from individual sales or services rendered of $104,000 (25%), $100,000 (24%), $100,000 (24%), $50,000 (12%) and $50,000 (12%) in excess of 10% of the Company’s total sales.

At June 30, 2014, approximately 94% of net accounts receivable was due from five customers broken down individually as follows; $295,000 (30%), $214,000 (21%), $175,000 (18%), $155,000 (15%), and $98,000 (10%).

During the six months ended June 30, 2014, approximately 23% of the Company’s inventory purchases were derived from two vendors.

NOTE 13 — CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of June 30, 2014, the Company did not have any legal actions pending.

Litigation settled with former banker

On April 22, 2014, the Company’s former banker filed a lawsuit in the U.S. District Court for the Southern District of New York alleging that the Company breached the underwriting agreement signed in November 2013. The plaintiff has alleged damages in excess of $75,000. The parties reached a confidential agreement to settle the action and the lawsuit was dismissed with prejudice on June 18, 2014. The amount of the settlement did not have a material impact on the Company’s financial position or results of operations.

NOTE 14 — SUBSEQUENT EVENTS

On July 28, 2014, the Company has announced that it has been awarded a subcontract by CACI International Inc to provide communications and network services on CACI’s prime contract with the U.S. Army's Communications-Electronics Research, Development and Engineering Center Space and Terrestrial Communications Directorate. The prime contract has a duration of five-years (three base plus two options) and is a multiple-award indefinite delivery/indefinite quantity (IDIQ) contract. This represents the second subcontract awarded to xG Technology under the multiple-award contract. The initial subcontract award was announced on June 23, 2014. As of the date of this filing, no determination has been made as to how much the Company will be awarded from the prime contract because the company is still negotiating the scope of work which will be documented in each task order which will define the ceiling and funding to be performed for both subcontracts. No task orders have been received as of the date of this filing.

On August 1, 2014, the Company filed a shelf registration statement on Form S-3 with the SEC to register shares of our common stock for sale, giving us the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, the Company currently has the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates.

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

Our current cognitive radio technology is based on years of product development. In 2008 and 2009, we generated material revenues from sales of our prior BSN250 voice-only products. After the introduction of various smartphones in 2007 and later that could handle both voice and data, we decided to enhance our voice-only products to include data services. In 2011, we delivered our enhanced BSN250 base station and TX70 handset for both voice and SMS services to the U.S. Army. Given the proliferation of smartphones, the U.S. Army subsequently requested that our BSN250 base station should integrate with commercial off the shelf devices. In 2013, we introduced an improved product line that could handle both voice and data services. These new products, the xAP base station and xMod and xVM modems, are able to communicate with any wi-fi enabled commercial off the shelf device. In 2014, we began developing a new product, the xRM modem which we anticipate completing in late 2014. The xRM modem is a module that complements the xMax mobile system and is designed to provide high speed fixed broadband access using frequencies at 2.4 GHz. It offers an end-user solution that seamlessly integrates xMax and wi-fi in a single device, and allows the delivery of both high data rates and reliable high-speed mobility in the same system. We believe that the xRM modem will provide higher performance with dedicated channels for voice (xMax) and data (wi-fi), will maximize user experience via interprotocol smart-routing, and provide greater reliability.

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

We are executing on our sales and marketing strategy and have entered into direct sales agreements with end-customers and indirect sales agreements with channel network partners. These customer engagements are primarily in two of our target markets: public safety and rural telecommunications. Together, they comprise commitments to purchase xMax® cognitive radio networking equipment, engineering and support services and other hardware worth approximately $34.3 million, of which the Company anticipates approximately $3.5 million to be delivered in 2014 and $30.8 million thereafter.

Plan of Operations

We are executing on our sales and marketing strategy and have entered into agreements both direct with end-customers as well as with indirect channel network partners. These customer engagements primarily relate to two of our target markets in public safety and rural telecommunications. Together, they comprise commitments to purchase xMax® cognitive radio networking equipment, engineering services and other hardware worth approximately $34.3 million.

Results of Operations

Comparison for the three and six months ended June 30, 2014 and June 30, 2013

Revenues

Revenues for the three and six months ended June 30, 2014, were $163,000 and $413,000, respectively, representing an increase of $163,000 and $413,000, respectively, from $0 and $0 in the corresponding periods in 2013. The revenue of $163,000 resulted from $107,000 in sales of equipment and $56,000 from a consulting services agreement during the three months ended June 30, 2014. The revenue of $413,000 resulted from $308,000 in sales of equipment and $105,000 from a consulting services agreement during the six months ended June 30, 2014.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and six months ended June 30, 2014, were $41,000 and $105,000, respectively, compared to $0 and $0 in the corresponding period in 2013. Of the $41,000 and $105,000, $31,000 and $87,000 were based on the cost of components and the time allocated to building the products sold, $10,000 and $18,000 were based on the cost of the time allocated towards the engineering and consulting service agreement.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and six months ended June 30, 2014, the Company incurred aggregate expense of $1.4 million and $3.1 million, respectively, compared to $1.2 million and $2.5 million, respectively, for the three and six months ended June 30, 2013, representing an increase of $0.2 million or 25% for the three months and an increase of $0.6 million or 25% for the six months. The increases are due to an increase in our number of sales personnel; and travel expenses associated with our sales and marketing program. Over time, we expect our administrative expenses to increase in absolute dollars due to continued growth in headcount to support our business and operations as a public company.

Development Expenses

Development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. Development expenses increased $0.7 million, or 52%, from $1.4 million in the three months ended June 30, 2013 to $2.1 million in the three months ended June 30, 2014. Development expenses increased $1.5 million, or 50%, from $3.0 million in the six months ended June 30, 2013 to $4.5 million in the six months ended June 30, 2014. The increases are due to an increase in number of employees and additional costs related to developing our products. Over time, we expect our development costs to increase as we continue making significant investments in developing new products and enhancing technology related to our existing products.

Stock Based Compensation

Stock based compensation decreased $0.05 million, or 26%, from $0.20 million in the three months ended June 30, 2013 to $0.15 million in the three months ended June 30, 2014. Stock based compensation increased $0.03 million, or 7%, from $0.33 million in the six months ended June 30, 2013 to $0.36 million in the six months ended June 30, 2014. The fluctuations were due to the number of outstanding options being expensed in the three and six months ended June 30, 2014 compared to the same period in the three months and six months ended June 30, 2013.

Amortization and Depreciation

Amortization and depreciation expenses increased $0.52 million, or 120%, from $0.44 million in the three months ended June 30, 2013 to $0.96 million in the three months ended June 30, 2014, and $1.04 million, or 119% from $0.87 million in the six months ended June 30, 2013 to $1.91 million in the six months ended June 30, 2014. The increase is attributed to the xMax products becoming available for sale as of September 30, 2013. As of this date, the Company began to amortize all capitalized costs associated with these products. The Company did not record amortization on these products during the three and six months ended June 30, 2013.

Other

Interest expense for the three months ended June 30, 2014 was $0.04 million compared to $0.42 million for the three months ended June 30, 2013, a decrease of $0.38 million or 90%. Interest expense for the six months ended June 30, 2014 was $0.09 million compared to $1.04 million for the six months ended June 30, 2013, a decrease of $0.95 million or 92%. The decrease was due to the conversion of the bridge loan on July 18, 2013, whereas all principal and interest was converted to equity.

Net Loss

For the three and six months ended June 30, 2014, the Company had a net loss of $4.5 million and $9.7 million, respectively, as compared to a net loss of $3.6 million and $7.8 million for the three and six months ended June 30, 2013, or an increase of $0.9 million and $1.9 million, respectively. The increase in net loss is due mainly to the increase in general and administrative expenses, development expenses and amortization discussed above.

Liquidity and Capital Resources

As of June 30, 2014, the Company has positive working capital of approximately $6.6 million and $5.0 million of cash and cash equivalents. We have incurred net losses of $9.7 million and $7.8 million in the six months ended June 30, 2014 and 2013, respectively. Additionally, we have incurred negative operating cash flows including cash used in operations of $8.6 million and $3.2 million in the six months ended June 30, 2014 and 2013, respectively.

On April 22, 2014, the Company closed an underwritten public offering of 5,265,000 shares of common stock, par value $0.00001 per share, at a purchase price to the public of $1.90 per share, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $8,815,655. Roth Capital Partners and Feltl and Company acted as underwriters for the offering.

On August 1, 2014, the Company filed a shelf registration statement on Form S-3 with the SEC to register shares of our common stock for sale, giving us the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, the Company currently has the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates.

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

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Six Month Period Ended

(In Thousands)

	June 30, 2014	June 30, 2013
Cash flows used in Operations	$(8,632)	$(3,201)
Investing Activities	$(679)	$(1,719)
Financing Activities	$8,754	$4,674
Cash at end of period	$4,960	$25

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 totaled $8.6 million as compared to $3.2 million for the six months ended June 30, 2013. Of the $8.6 million, approximately $1.3 million was related to the increase of our inventory and $1.0 million to the reduction of our payables and the remaining consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $0.7 million as compared to $1.7 million for the six months ended June 30, 2013. This represents capital expenditures primarily associated with the investment in product and technology development and our patent portfolio.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2014 was $8.8 million as compared to cash provided by financing activities of $4.7 million for the six months ended June 30, 2013. The cash provided by financing was related to financing closed in the second quarter of $8.8 million for the six months ended June 30, 2014 and to the proceed from convertible notes payable and a convertible bridge loan for the six months ended June 30, 2013.

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

During the quarter ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of a control deficiency described below, management concluded that as of June 30, 2014, our disclosure controls and procedures were not effective.

In connection with our initial public offering in July 2013 in the United States, we switched over from financial reporting in International Financial Reporting Standard (IFRS) to U.S. generally accepted accounting principles. Our management has previously identified a control deficiency regarding inadequate accounting resources with the requisite knowledge of U.S. generally accepted accounting principles. The accounting department is in the process of cross training our employees, and implementing additional accounting policies and controls to resolve the issues previously described. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

On April 22, 2014, the Company’s former banker filed a lawsuit in the U.S. District Court for the Southern District of New York alleging that the Company breached the underwriting agreement signed in November 2013. The plaintiff has alleged damages in excess of $75,000. The parties reached a confidential agreement to settle the action and the lawsuit was dismissed with prejudice on June 18, 2014. The amount of the settlement did not have a material impact on the Company’s financial position or results of operations.

Item 1A.   Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

A) On May 5, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $150,000 and $0, respectively, for the six months ended June 30, 2014 and 2013. As of June 30, 2014, MBTH owned approximately 25.63% of the Company’s outstanding shares. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Executive Chairman, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and director of MBTH.

B) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
10.1	Consulting Agreement by and between MB Technology Holdings, LLC and the Company dated April 29, 2014.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

xG TECHNOLOGY, INC.

Date: August 14, 2014	By:	/s/ John C. Coleman
John C. Coleman
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Roger G. Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

