Form 10-Q
period 2014-09-30
xG TECHNOLOGY, INC.
filed 2014-11-03
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the Registrant’s common stock outstanding as of November 3, 2014 is 25,014,103.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$1,889	$5,517
Inventory	4,286	2,916
Accounts Receivable, net of allowance of $40 and $16 ($461 and $470 from related parties, net of allowance of $19 and $10)	949	788
Prepaid expenses and other current assets	482	49
Due from related party	—	1,350
Total current assets	7,606	10,620
Property and equipment, net	746	806
Intangible assets, net	16,612	18,196
Total assets	$24,964	$29,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$688	$1,841
Accrued expenses	910	772
Accrued bonuses	—	298
Accrued interest	87	42
Due to related party	981	1,526
Deferred revenue - related parties	480	480
Obligation under capital lease	129	129
Total current liabilities	3,275	5,088
Long-term obligation under capital lease	25	118
Convertible notes payable	2,000	2,000
Total liabilities	5,300	7,206
Commitments and contingencies

Stockholders' equity
Series A Convertible Preferred Stock – $0.00001 par value per share:
10,000,000 shares authorized at September 30, 2014 and December 31, 2013; none issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock – $0.00001 par value, 100,000,000 and 300,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively 24,914,103 and 18,682,310 shares issued at September 30, 2014 and December 31, 2013, respectively	*—	*—
Additional paid in capital	185,212	174,000
Accumulated deficit	(165,526)	(151,562)
Treasury stock, at cost – 2,284 shares at September 30, 2014 and December 31, 2013, respectively	(22)	(22)
Total stockholders’ equity	19,664	22,416
Total liabilities and stockholders' equity	$24,964	$29,622

__________

* Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$150	$33	$563	$33
Cost of revenue and operating expenses
Cost of components and personnel	60	1	165	1
General and administrative expenses	1,495	1,936	4,621	4,442
Development	1,745	1,776	6,255	4,775
Stock based compensation	131	201	492	537
Amortization and depreciation	956	442	2,862	1,312
Total cost of revenue and operating expenses	4,387	4,356	14,395	11,067
Loss from operations	(4,237)	(4,323)	(13,832)	(11,034)
Other

Inducement expense	-	(391)	-	(391)
Interest expense, net	(44)	(1,146)	(132)	(2,184)
Other expense	-	(10,068)	-	(10,068)
Total other income (expense)	(44)	(11,605)	(132)	(12,643)
Loss before income tax provision	(4,281)	(15,928)	(13,964)	(23,677)
Income tax provision	-	-	-	-
Net loss	(4,281)	(15,928)	(13,964)	(23,677)

Basic and diluted net loss per share	$(0.18)	$(1.70)	$(0.64)	$(3.11)
Weighted average number of shares outstanding basic and diluted	24,195	9,365	21,917	7,623

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2014	2013
Cash flows used in operating activities
Net loss	$(13,964)	$(23,677)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	492	537
Share-based consulting and other services	233	35
Non-Cash interest expense	45	601
Depreciation and amortization	2,862	1,312
Accretion of financing instruments	—	176
Inducement expense	—	391
Other expense	—	10,068
Allowance for doubtful accounts	24	—
Gain from non-monetary exchange	(65)	—

Changes in assets and liabilities
Accounts receivable	(185)	—
Inventory	(1,369)	(1,038)
Other current assets	(22)	(340)
Accounts payable	(1,153)	323
Accrued expenses	203	223
Accrued interest and fees	—	1,907
Due to related party	805	1,241
Net cash used in operating activities	(12,094)	(8,241)
Cash flows used in investing activities
Capital expenditures for property and equipment	(114)	(110)
Capitalization of intangible assets	(1,105)	(2,459)
Net cash used in investing activities	(1,219)	(2,569)
Cash flows provided by financing activities
Payment of capital lease	(92)	—
Proceeds from convertible notes payable to related party	—	450
Proceeds from convertible bridge loan payable ($2,727 to related party)	—	4,994
Repayment of convertible bridge loan payable	—	(125)
Proceeds from issuance of common stock	—	7,778
Net proceeds from issuance of common stock	9,777	—
Net cash provided by financing activities	9,685	13,097
Net (decrease) increase in cash	(3,628)	2,287
Cash, beginning of period	5,517	271
Cash, end of period	$1,889	$2,558
Supplemental cash flow disclosures of investing and financing activities
Stock issued as payment of fees under the $15M purchase agreement	$346	$—
Stock issued as payment of bonus	272	$—
Stock Issued as payment for interest on convertible notes	90	90
Conversion of notes payable	—	15,000
Conversion of convertible bridge loan payable including interest and fees	—	9,023
Interest and fees refinanced under the bridge loan	—	5,408
Due to related party refinanced under the bridge loan	—	1,393
Related Party amount refinanced under the bridge loan	—	1,013

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013 AND FOR THE

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

In the opinion of management, the unaudited financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2014 and the results of its operations and cash flows for the three months and nine months ended September 30, 2014 and 2013. Such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2014 may not be indicative of results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company’s cash balances exceeded the current insured amounts under the Federal Deposit Insurance Corporation of $250,000.

Concentrations of Credit Risk

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company’s credit risk is primarily attributable to its cash and account receivables. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts through September 30, 2014. For customers, management assesses the credit quality of the customer, taking into account its financial position, past experience and other factors. The majority of trade receivables are those of related parties and management does not expect any losses from non-performance of these parties.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Inventory

Inventories, consisting principally of raw materials and finished goods, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. The Company evaluates inventory balances and adjusts inventory to the lower of cost or market based upon anticipated usage of the inventory and the potential for obsolescence.

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

The Company’s software is inherently complex and may contain defects and errors that are only detectable when the products are in use. Such defects or errors could have a serious impact on our end customers, which could damage our reputation, harm our customer relationships and expose the Company to liability. Defects in the Company’s software could adversely affect our ability and that of our customers to ship products on a timely basis as well as customer or licensee demand for our products. Any such delays or declines in demand could reduce the Company’s revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers may also experience component or software failures or defects that could require significant product recalls, rework and/or repairs that are not covered by warranty reserves. In 2014, we began developing a new product, the CN3200 Dual Band Routing Modem (‘‘CN3200’’), formerly known as the xRM modem. On September 30, 2014, we received certification from the U.S. Federal Communications Commission in connection with the CN3200. Intellectual property is embedded in proprietary software algorithms that offer cognitive spectrum access and interference mitigation solutions.

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

Allowance for Doubtful Accounts

In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the customer, we will make our best estimate of probable or potential losses in our accounts receivable balance using the allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made based on current available evidence and historical experience. Allowance for doubtful accounts were $40,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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

Development Expenses

Development expenses consist primarily of salaries and related costs for technical and programming personnel, are expensed as incurred and were $6,255,000 and $4,775,000 for the nine months ended September 30, 2014 and 2013.

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

The Company files a U.S. federal and state income tax return. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in finance income (expense), net in the Statements of Operations. There were no liabilities recorded for uncertain tax positions at September 30, 2014 and December 31, 2013.

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

Earnings Per Share

Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of September 30, 2014 and December 31, 2013. At September 30, 2014 and December 31, 2013 approximately 5.23 million and 5.35 million shares underlying the options, warrants and convertible debt were anti-dilutive.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Warranty Reserve

The Company established a warranty reserve policy effective for the fiscal year ending December 31, 2013. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve for the quarter ending September 30, 2014 and fiscal year ending December 31, 2013 was $10,000 and $8,000, respectively.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

NOTE 2 — GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of September 30, 2014, the Company had an accumulated deficit of $165.5 million and a net loss of $14.0 million for the nine months ended September 30, 2014. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon our ability to obtain other financing or fulfill our existing backlog. As of November 3, 2014, the Company has a total backlog of $34.3 million. The ability to recognize revenue and ultimately cash receipts, on the existing backlog is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 — INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	September 30,	December 31,
	2014	2013
Raw materials consisting of purchased parts, components and supplies	$1,852,000	$2,461,000
Finished goods	2,434,000	455,000
Total Inventory	$4,286,000	$2,916,000

Based upon the Company’s analysis of the lower of cost or market, there was no reserve for inventory recorded as of September 30, 2014 and December 31, 2013.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2014	2013
Accounts receivable	$509,000	$324,000
Accounts receivable - related parties	480,000	480,000
	989,000	804,000
Net allowance for doubtful accounts	(40,000)	(16,000)
Net accounts receivable	$949,000	$788,000

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	September 30, 2014	December 31, 2013
Cost:
Furniture and equipment	3 – 7 years	$2,746,000	$2,633,000
Accumulated depreciation:		(2,000,000)	(1,827,000)
Property and equipment, net		$746,000	$806,000

Depreciation expense amounted to approximately $173,000 and $266,000 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses
	Costs	A.A.	Cost	A.A.	Total
Balance as of December 31, 2013	$14,788,000	$(2,574,000)	$12,275,000	$(6,293,000)	$18,196,000
Additions	1,002,000	—	103,000	—	1,105,000
Amortization	—	(2,190,000)	—	(499,000)	(2,689,000)
Balance as of September 30, 2014	$15,790,000	$(4,764,000)	$12,378,000	$(6,792,000)	$16,612,000

Amortization of intangible assets amounted to $2,689,000 and $1,045,000 for the nine months ended September 30, 2014 and 2013, respectively. The total cost basis of intangible assets at September 30, 2014 was $28.2 million which consists of $26.9 million of costs that are subject to amortization and $1.3 million of assets that are not subject to amortization.

Software Development Costs

At September 30, 2014 the Company has capitalized a total of $15.8 million of software development costs. Included in the capitalized costs is $1.2 million of costs associated with enhancement of the xMax cognitive radio products. These costs are not being amortized considering that the enhancement is not yet incorporated in products and available for sale. During the nine months ended September 30, 2014 and 2013, the Company recognized amortization of software development costs available for sale of $2.2 million and $0.6 million, respectively.

Patents & Licenses

At September 30, 2014 the Company has capitalized a total of $12.4 million of patents & licenses. Included in the capitalized costs is $12.3 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.5 million of amortization expense related to patents and licenses for the nine months ended September 30, 2014 and 2013.

Estimated amortization expense for the twelve-month periods ended September 30 as follows:

2015	$3,593,000
2016	3,481,000
2017	3,068,000
2018	3,030,000
2019 and thereafter	2,128,000
$15,300,000

NOTE 7 — OBLIGATION UNDER CAPITAL LEASE

The future minimum capital lease payments for the following twelve months periods as of September 30, 2014 are as follows:

2015	$129,000
2016	31,000
Total minimum lease payments	160,000
Less Amount representing interest	(6,000)
Present value of the net minimum lease payments	154,000
Less obligations under capital lease maturing within one year	(129,000)
Long-term portion of obligations under capital lease	$25,000

The interest rate for the capital lease was 4%.

 NOTE 8 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating the infrastructure agreement. The $2 Million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of September 30, 2014, $2 million of principal balance was outstanding under the $2 million Convertible Note. The accrued interest at September 30, 2014 was $87,000. On May 7, 2014, the Company issued 34,091 shares in repayment of $90,000 of interest.

NOTE 9 — COMMITMENTS

The Company's office rental, deployment sites and warehouse facilities expenses aggregated approximately $327,000 and $218,000 for the nine months ended September 30, 2014 and 2013, respectively. The leases will expire on different dates from 2014 through 2019. The Company also entered into contract agreements with one of its principal vendors to provide parts for production. Total obligation of purchasing parts under contractual agreements, minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Twelve Months Ended September 30,
2015	$2,062,000
2016	$304,000
2017	$82,000
2018	$84,000
2019	$88,000
$2,620,000

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

On June 11, 2014, the Board approved a resolution to amend the Corporation’s Certificate of Incorporation, declaring said resolution to be advisable, and calling for the submission of the following resolution to the shareholders to authorize the Board to decrease the number of authorized shares of common stock from 300,000,000 shares to 100,000,000 shares.

NOTE 10 — EQUITY (continued)

On August 1, 2014, the Company filed a shelf registration statement on Form S-3 with the SEC to register shares of the Company’s common stock for sale, giving the Company the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, the Company currently has the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. On August 21, 2014, the SEC declared this registration statement effective.

On September 22, 2014, the Company entered into a Purchase Agreement (the “$1M Purchase Agreement”) with Lincoln Park Capital Fund, or “Lincoln Park” pursuant to which we offered 500,000 shares of our common stock to Lincoln Park at a price of $2.00 per share, for an aggregate purchase price of $961,000 net of expenses. The closing of the transaction contemplated by the $1M Purchase Agreement occurred on September 24, 2014. The Company issued the 500,000 shares of common stock pursuant to the registration statement on Form S-3.

On September 19, 2014, we entered into a Purchase Agreement (the “$15M Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park. In consideration for entering into the transaction under the $15M Purchase Agreement, we issued 175,000 shares of our common stock to Lincoln Park as a commitment fee upon execution of the $15M Purchase Agreement. We recorded $346,000 as a prepaid expense based upon a stock price of $1.98 on the date of issuance. Lincoln Park also agreed to purchase up to $15,000,000 of our shares of common stock over the 24-month term of the $15M Purchase Agreement.

The $15M Purchase Agreement provides that, from time to time over the term of the $15M Purchase Agreement, on any business day, as often as every other business day, and at our sole discretion, we may require Lincoln Park to purchase up to 100,000 shares of our common stock (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 150,000 shares of our common stock provided that the closing sale price of our common stock is not below $2.00 on the purchase date, (ii) a Regular Purchase may be increased to up to 200,000 shares of our common stock provided that the closing sale price of our common stock is not below $2.50 on the purchase date and (iii) a Regular Purchase may be increased to up to 250,000 shares of our common stock provided that the closing sale price of our common stock is not below $3.00 on the purchase date; and provided, further, that the aggregate price of any Regular Purchase shall not exceed $1,000,000. We may not sell any shares of our common stock as a Regular Purchase on a date in which the closing sale price of our common stock is below $1.50. The purchase price for Regular Purchases shall be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date and (ii) the average of the three (3) lowest closing sale prices of our common stock during the ten (10) business days prior to the purchase date, as reported on the NASDAQ Capital Market.

We also have the right, at our sole discretion, to require Lincoln Park to make an accelerated purchase on the business day following the purchase date of a Regular Purchase in an amount up to the lesser of (i) 200% of the number of shares of common stock purchased as a Regular Purchase and (ii) 30% of the trading volume of our common stock on such accelerated purchase date, provided that the closing price of our common stock equals or exceeds $1.50 on such accelerated purchase date, as reported on the NASDAQ Capital Market. The purchase price per share of common stock for any accelerated purchase will be equal to the lesser of (i) the closing sale price of our common stock on the accelerated purchase date and (ii) 95% of the volume weighted average price of our common stock on the accelerated purchase date.

Warrants and Options

The Company has issued warrants and options outside of the equity incentive plans. A summary of the warrant and option activity is as follows:

	Number of Warrants and Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2014	5,229,076	$10.57
Granted	58,300	1.40
Exercised	—	—
Forfeited or Expired	(118,271)	17.52
Outstanding, September 30, 2014	5,169,105	10.30
Exercisable, September 30, 2014	4,810,293	$10.86

NOTE 11 — RELATED PARTY TRANSACTIONS

MBTH

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $225,000 and $0, respectively, for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, MBTH owned approximately 24.83% of the Company’s outstanding shares. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Executive Chairman, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH.

During the nine months ended September 30, 2014, MBTH incurred no new liabilities on behalf of the Company. From January 1, 2014 to September 30, 2014, the Company repaid MBTH $545,000 for liabilities previously paid by MBTH. The due to related party balance was $981,000 as of September 30, 2014.

Deferred Revenue

On October 16, 2013, the Company completed the first delivery of our xMax comprehensive cognitive radio system, shipping equipment and providing engineering services required to fulfill the $179,000 purchase order that was received from rural broadband provider Walnut Hill Telephone Company on November 26, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Walnut Hill Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Walnut Hill Telephone Company is considered to be a related party transaction. Due to Walnut Hill Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of September 30, 2014.

On December 16, 2013, the Company sold our xMax comprehensive cognitive radio system to Haxtun Telephone Company for $301,000 to fulfill a purchase order that was received on November 24, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Haxtun Telephone Company. Given that Larry Townes is a director of xG Technology, the sale of equipment to Haxtun Telephone Company is considered to be a related party transaction. Due to Haxtun Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of September 30, 2014.

Mooers Branton & Co. Incorporated

On March 2, 2006, the Company entered into a management agreement (the “MBC Management Agreement”) with Mooers Branton & Co. Incorporated (“MBC”), a Florida corporation, pursuant to which MBC agreed to provide certain management and financial services to the Company for a monthly fee of $80,000. The MBC Management Agreement was terminated on January 1, 2014. The Company incurred fees related to the MBC Management Agreement of $0 and $720,000, respectively, for the nine months ended September 30, 2014 and 2013. MBC is beneficially controlled and operated by Richard Mooers, a director and Roger Branton, the Chief Financial Officer, of the Company.

NOTE 12 — CONCENTRATIONS

During the nine months ended September 30, 2014, the Company recorded revenue from individual sales or services rendered of $104,000 (20%), $100,000 (20%), $100,000 (20%), and $100,000 (20%) in excess of 10% of the Company’s total sales.

At September 30, 2014, approximately 94% of net accounts receivable was due from five customers broken down individually as follows; $289,000 (30%); $190,000 (20%); $172,000 (18%); $151,000 (16%); and $95,000 (10%).

During the nine months ended September 30, 2014, approximately 23% of the Company’s inventory purchases were derived from two vendors.

NOTE 13 — CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of September 30, 2014, the Company did not have any legal actions pending.

NOTE 14 — SUBSEQUENT EVENTS

On October 3, 2014, the Company filed a registration statement on Form S-1 with the SEC to register 4,782,906 shares of the Company’s common stock for sale to Lincoln Park under the $15M Purchase Agreement and 175,000 shares of common stock issued to Lincoln Park on September 19, 2014 as a commitment fee. On October 20, 2014, the SEC declared this registration statement effective. As of November 3, 2014, the Company has drawn down $145,330 and issued 100,000 shares of common stock under the $15M Purchase Agreement.

On October 16, 2014, the Company announced that a substantially upgraded version of the new xMax cognitive radio system software product, release 2.6, was available for delivery. Release 2.6 provides an advanced set of performance features and capabilities that enable higher throughput, stronger security, longer range, and enhanced management tools.

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

Our current cognitive radio technology is based on years of product development. In 2008 and 2009, we generated material revenues from sales of our prior BSN250 voice-only products. After the introduction of various smartphones in 2007 and later that could handle both voice and data, we decided to enhance our voice-only products to include data services. In 2011, we delivered our enhanced BSN250 base station and TX70 handset for both voice and SMS services to the U.S. Army. Given the proliferation of smartphones, the U.S. Army subsequently requested that our BSN250 base station should integrate with commercial off the shelf devices. In 2013, we introduced an improved product line that could handle both voice and data services. These new products, the Access Point (“CN1100”), formely known as the xAP base station, the Mobile Hotspot (‘‘CN5100’’), formerly known as the xMod modem, and the Vehicle Modem (‘‘CN3100’’), formerly known as the xVM modem, are able to communicate with any wi-fi enabled commercial off the shelf device. In 2014, we began developing a new product, the CN3200 Dual Band Routing Modem (‘‘CN3200’’), formerly known as the xRM modem. On September 30, 2014, we received certification from the U.S. Federal Communications Commission in connection with the CN3200. The CN3200 is a module that complements the xMax mobile system and is designed to provide high speed fixed broadband access using frequencies at 2.4 GHz. It offers an end-user solution that seamlessly integrates xMax and wi-fi in a single device, and allows the delivery of both high data rates and reliable high-speed mobility in the same system. We believe that the CN3200 will provide higher performance with dedicated channels for voice (xMax) and data (wi-fi), will maximize user experience via interprotocol smart-routing, and provide greater reliability.

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

Results of Operations

Comparison for the three and nine months ended September 30, 2014 and September 30, 2013

Revenues

Revenues for the three and nine months ended September 30, 2014, were $150,000 and $563,000, respectively, representing an increase of $117,000 and $530,000, respectively, from $33,000 and $33,000 in the corresponding periods in 2013. The revenue of $150,000 resulted from $100,000 in sales of equipment and $50,000 from a consulting services agreement during the three months ended September 30, 2014. The revenue of $563,000 resulted from $408,000 in sales of equipment and $155,000 from a consulting services agreement during the nine months ended September 30, 2014.

The $100,000 in sales of equipment during the three months ended September 30, 2014 was made to a company whose managing partner was a former board member. The revenue of $100,000 is a non-monetary transaction based on the agreement that allows payment for the amount due in services rendered to our Company, future sales of our technology or other substantially similar form of compensation.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and nine months ended September 30, 2014, were $60,000 and $165,000, respectively, compared to $1,000 and $1,000 in the corresponding period in 2013. Of the $60,000 and $165,000, $45,000 and $142,000 were based on the cost of components and the time allocated to building the products sold, $15,000 and $23,000 were based on the cost of the time allocated towards the engineering and consulting service agreement.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and nine months ended September 30, 2014, the Company incurred aggregate expense of $1.5 million and $4.6 million, respectively, compared to $1.9 million and $4.4 million, respectively, for the three and nine months ended September 30, 2013, representing a decrease of $0.4 million or 23% for the three months and an increase of $0.2 million or 4% for the nine months. The decrease is due to a decrease in our management fee. Over time, we expect our administrative expenses to increase in absolute dollars due to continued growth in headcount to support our business and operations as a public company.

Development Expenses

Development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. Development expenses decreased $0.1 million, or 2%, from $1.8 million in the three months ended September 30, 2013 to $1.7 million in the three months ended September 30, 2014. Development expenses increased $1.5 million, or 31%, from $4.8 million in the nine months ended September 30, 2013 to $6.3 million in the nine months ended September 30, 2014. The increase is due to an increase in number of employees and additional costs related to developing our products. Over time, we expect our development costs to increase as we continue making significant investments in developing new products and enhancing technology related to our existing products.

Stock Based Compensation

Stock based compensation decreased $0.07 million, or 35%, from $0.20 million in the three months ended September 30, 2013 to $0.13 million in the three months ended September 30, 2014. Stock based compensation decreased $0.05 million, or 8%, from $0.54 million in the nine months ended September 30, 2013 to $0.49 million in the nine months ended September 30, 2014. The fluctuations were due to the number of outstanding options being expensed in the three and nine months ended September 30, 2014 compared to the same period in the three months and nine months ended September 30, 2013.

Amortization and Depreciation

Amortization and depreciation expenses increased $0.51 million, or 116%, from $0.44 million in the three months ended September 30, 2013 to $0.96 million in the three months ended September 30, 2014, and $1.55 million, or 118%, from $1.31 million in the nine months ended September 30, 2013 to $2.86 million in the nine months ended September 30, 2014. The increase is attributed to the xMax products becoming available for sale as of September 30, 2013. As of this date, the Company began to amortize all capitalized costs associated with these products. The Company did not record amortization on these products during the three and nine months ended September 30, 2013.

Other

Inducement expense for the three months ended September 30, 2014 was $0.0 million compared to $0.4 million for the three months ended September 30, 2013, a decrease of $0.4 million. Inducement expense for the nine months ended September 30, 2014 was $0.0 million compared to $0.4 million for the nine months ended September 30, 2013, a decrease of $0.4 million. The inducement expense, during the period covers in 2013, was due to the warrants given to non-related parties in relation with the conversion of the Bridge Loan.

Interest expense for the three months ended September 30, 2014 was $0.04 million compared to $1.15 million for the three months ended September 30, 2013, a decrease of $1.11 million or 96%. Interest expense for the nine months ended September 30, 2014 was $0.13 million compared to $2.18 million for the nine months ended September 30, 2013, a decrease of $2.05 million or 94%. The decrease was due to the conversion of the bridge loan on July 18, 2013, whereas all principal and interest was converted to equity.

Other expense for the three and nine months ended September 30, 2014, was $0 and $0, respectively, representing a decrease of $10.1 million and $10.1 million, respectively, from $10.1 million and $10.1 million in the corresponding periods in 2013. The decrease of $10.1 million is a result of the independent directors of the Company authorizing a onetime agreement on September 30, 2013, whereby we issued to MBTH 1,599,453 shares of our common stock and a warrant to purchase 1,363,636 shares of our common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013. Additionally, the Modified Strike Price, agreed upon between the Company and MBTH in January 2013, of $13.30 per share for the two options representing 571,428 underlying shares granted to MBTH in February 2011 has been lowered to $5.50.

Net Loss

For the three and nine months ended September 30, 2014, the Company had a net loss of $4.3 million and $14.0 million, respectively, as compared to a net loss of $15.9 million and $23.7 million for the three and nine months ended September 30, 2013, or a decrease of $11.6 million and $9.7 million, respectively. The decrease in net loss is due mainly to the decrease in inducement expense, interest expense and other expense discussed above.

Liquidity and Capital Resources

As of September 30, 2014, the Company has positive working capital of approximately $4.3 million including $1.9 million of cash and cash equivalents. We have incurred net losses of $14.0 million and $23.7 million in the nine months ended September 30, 2014 and 2013, respectively. Additionally, we have incurred negative operating cash flows including cash used in operations of $12.1 million and $8.2 million in the nine months ended September 30, 2014 and 2013, respectively.

On August 1, 2014, the Company filed a shelf registration statement on Form S-3 with the SEC to register shares of our common stock for sale, giving the Company the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, the Company currently has the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. On August 21, 2014, the SEC declared this registration statement effective.

On September 22, 2014, the Company entered into a Purchase Agreement with Lincoln Park pursuant to which we offered 500,000 shares of our common stock to Lincoln Park at a price of $2.00 per share, for an aggregate purchase price of $1,000,000. The closing of the transaction contemplated by the $1M Purchase Agreement occurred on September 24, 2014. The Company issued the 500,000 shares of common stock pursuant to the registration statement on Form S-3.

On September 19, 2014, we entered into a Purchase Agreement (the “$15M Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park. In consideration for entering into the transaction under the $15M Purchase Agreement, we issued 175,000 shares of our common stock to Lincoln Park as a commitment fee upon execution of the $15M Purchase Agreement. Lincoln Park also agreed to purchase up to $15,000,000 of our shares of common stock over the 24-month term of the $15M Purchase Agreement.

The $15M Purchase Agreement provides that, from time to time over the term of the $15M Purchase Agreement, on any business day, as often as every other business day, and at our sole discretion, we may require Lincoln Park to purchase up to 100,000 shares of our common stock (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 150,000 shares of our common stock provided that the closing sale price of our common stock is not below $2.00 on the purchase date, (ii) a Regular Purchase may be increased to up to 200,000 shares of our common stock provided that the closing sale price of our common stock is not below $2.50 on the purchase date and (iii) a Regular Purchase may be increased to up to 250,000 shares of our common stock provided that the closing sale price of our common stock is not below $3.00 on the purchase date; and provided, further, that the aggregate price of any Regular Purchase shall not exceed $1,000,000. We may not sell any shares of our common stock as a Regular Purchase on a date in which the closing sale price of our common stock is below $1.50. The purchase price for Regular Purchases shall be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date and (ii) the average of the three (3) lowest closing sale prices of our common stock during the ten (10) business days prior to the purchase date, as reported on the NASDAQ Capital Market.

On October 3, 2014, the Company filed a registration statement on Form S-1 with the SEC to register 4,782,906 shares of the Company’s common stock for sale to Lincoln Park under the $15M Purchase Agreement and 175,000 shares of common stock issued to Lincoln Park on September 19, 2014 as a commitment fee. On October 20, 2014, the SEC declared this registration statement effective. As of November 3, 2014, the Company has drawn down $145,330 and issued 100,000 shares of common stock under the $15M Purchase Agreement.

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

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Nine Month Period Ended

(In Thousands)

	September 30, 2014	September 30, 2013
Cash flows used in Operations	$(12,094)	$(8,241)
Cash flows used in Investing Activities	$(1,219)	$(2,569)
Cash flows provided by Financing Activities	$9,685	$13,097
Cash at end of period	$1,889	$2,558

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 totaled $12.1 million as compared to $8.2 million for the nine months ended September 30, 2013. Of the $12.1 million, approximately $1.4 million was related to the increase of our inventory and $1.2 million to the reduction of our payables and the remaining consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $1.2 million as compared to $2.6 million for the nine months ended September 30, 2013. This represents capital expenditures primarily associated with the investment in product and technology development and our patent portfolio.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2014 was $9.7 million as compared to cash provided by financing activities of $13.1 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, there were cash inflows of $8.7 million and $0.96 million from financing closed in the second and third quarter of 2014, respectively. In the nine months ended September 30, 2013 there were proceeds from the convertible notes payable and the convertible bridge loan, totaling $13.1 million.

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

During the quarter ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the identification of a control deficiency described below, management concluded that as of September 30, 2014, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of September 30, 2014, we do not have any litigation matters pending.

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

xG TECHNOLOGY, INC.

Date: November 3, 2014	By:	/s/ John C. Coleman
John C. Coleman
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 3, 2014	By:	/s/ Roger G. Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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