Form 10-K
period 2014-12-31
xG TECHNOLOGY, INC.
filed 2015-03-31
CIK 1565228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2014, 24,137,177 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the second fiscal quarter, was approximately $31,281,542, based on the average high and low price of $2.07 for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 36,220,748 shares of its common stock outstanding as of March 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the 2015 annual meeting of stockholders.

XG TECHNOLOGY, INC.
FORM 10-K
ANNUAL REPORT
For the Fiscal Year Ended December 31, 2014

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

PART I

Item 1. Business

Overview

xG Technology, Inc. (“xG Technology”, “xG”, the “Company”, “we”, “our”, “us”) has developed a broad portfolio of innovative intellectual property that we believe will enhance wireless communications. Our intellectual property is embedded in proprietary software algorithms that offer cognitive interference mitigation and spectrum access solutions.

Our Company was founded on the premise that the wireless communications industry is facing a spectrum crisis as demand for flexible, affordable voice and data access rapidly grows. We have developed frequency-agnostic cognitive radio solutions to address this increasing demand by eliminating the need to acquire scarce and expensive licensed radio spectrum and thus ideally lowering the total cost of ownership for wireless broadband access. With such fast growing demand straining network capacity, our intellectual property is also designed to help wireless broadband network operators make more efficient use of existing spectrum allocations. We are targeting numerous industries world-wide, such as telecommunications, cable, defense, and public safety, municipal governments, critical infrastructure and markets ranging from rural to urban areas and expeditionary deployments.

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

Our system is frequency agnostic, although currently designed to operate within the 902 – 928 MHz unlicensed band. xMax® serves as a mobile voice over internet protocol (“VoIP”) and broadband data system that utilizes an end-to-end Internet Protocol (“IP”) system architecture. The xMax® product and service suite includes a line of access points, fixed and mobile personal hotspots, mobile switching centers, network management systems, deployment tools, and customer support. The xMax® system will allow mobile operators to utilize free, unlicensed 902 – 928 MHz ISM band spectrum (which spectrum is available in all of the Americas except French Guiana) instead of purchasing scarce, expensive licensed spectrum. Our xMax® system will also enable enterprises to set up a mobile communications network in an expeditious and cost-effective manner.

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

Market Overview

Our Market

We are witnessing rapidly increasing demand in the marketplace for mobile bandwidth. The surge in demand is attributable to the proliferation of smartphones, tablet PCs and other broadband-centric devices, as well as the shift to data and video-intensive services. A Cisco report (the Cisco Visual Networking Index, February 2014) indicates that in 2013 53% of the data traffic on mobile networks was video, and they forecast video traffic to account for over 70% of total mobile data traffic by 2016.

There has also been an increase in mobile voice demand as more people unplug their wired phones and rely on wireless devices for all of their calling needs. According to Cisco’s report, as well as several studies undertaken by the Federal Communications Commission (“FCC”), the demand for wireless services will continue to grow in the coming years, as shown in the chart below. Cisco predicts mobile data traffic will increase 11-fold between 2013 and 2018, a 61% CAGR, reaching 15.9 Exabytes per month.

Source: Cisco VNI Mobile 2014

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

The growth of wireless data over the past few years has made the subject of available spectrum a pressing priority. In fact, the current situation has been referred to as a “looming spectrum crisis”. (FCC Chairman Julius Genachowski, speech to CTIA, October 2009). Responses to this “crisis” have included lobbying efforts to persuade the FCC to find new sources of licensed spectrum and proposals to reallocate existing licensed spectrum. Demand for more spectrum and capacity has also been a key factor in industry consolidation. The rationale given for the AT&T/Cingular merger was based on the fact that AT&T had more spectrum than Cingular, and by combining the companies they could more efficiently serve their customers. Likewise, Verizon’s $3.6 billion bidding to buy unused wireless spectrum and AT&T’S $39 billion attempt to acquire T-Mobile was primarily driven by AT&T’s desire to secure additional spectrum and cell sites in order to provide more capacity across its network. Most recently, the FCC’s AWS-3 spectrum auction, which began on Nov. 13, 2014, had generated over $45 billion in bids through Jan. 5, 2015. This was another indication of the ongoing need for wireless carriers to increase network capacity and coverage by securing additional spectrum assets.

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

In its 2014 Mobile Data Traffic Forecast Update, Cisco reported that mobile data traffic in 2013 was nearly 18 times the size of the entire global Internet in 2000. Furthermore, today more than 50% of the data traffic on mobile networks is video. This trend is expected to accelerate as network operators expand deployments of 4G (fourth-generation cellular services). However, 4G does not fully address the current spectrum issues, and in fact may make it worse, as new bandwidth and spectrum-intensive services are brought to market.

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

Either or both of these techniques can be used to help the cognitive radio avoid interference and optimize its throughput and connection reliability on a dynamic basis. With detailed information about its local radio frequency (‘‘RF’’) environment, cognitive radios are able to change power output, frequency and receive or transmit parameters, in order to extract latent (unused) bandwidth and capacity from crowded unlicensed, as well as underutilized licensed, wireless spectrum.

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

Products

xMax® :  The first implementation of xG’s innovative cognitive radio intellectual property is xMax®. Operating initially within the 902 – 928 MHz license-free band, xMax® is a mobile voice over internet protocol (“VoIP”) and broadband data system that utilizes an end-to-end Internet Protocol (“IP”) system architecture. The xMax® technology we are developing is spectrum agnostic. In any spectrum band that xMax® will operate in, we will break the band into channels and sub channels. We will then use spatial processing and adaptive modulation to mitigate interference in that band. If the band becomes unusable because of overwhelming interference, we will then use dynamic spectrum access to change to another channel or band. The xMax® product suite we are currently developing is band specific due to the current limitations in RF technology that can be produced for a given size, cost and complexity. Multiband, small, portable devices today require custom developed integrated circuits, which are on our technology roadmap, but not currently available. The mid-term objective is to transition implementation of xMax® to a licensing and semiconductor chip business model.

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

CN5100 Mobile Hotspot (formerly known as xMod):

The xMax® CN5100 Mobile Hotspot is a device that allows users of Wi-Fi-enabled smartphones, tablets, notebooks and other devices to access the Internet through the xMax® cognitive radio network. The CN5100 Mobile Hotspot acts as a transparent protocol bridge that connects end user devices to the wide-area xMax® network using secure Wi-Fi links, USB or Ethernet cables. It supports not only fixed users but will also supports mobile users and has been designed to provide exceptional QoS (Quality of Service) and MoS (Mean Opinion Score) while supporting calls, texting (SMS) and broadband data streams over the xMax® network.

The CN5100 Mobile Hotspot includes a Wi-Fi router chip that allows it to simultaneously support multiple external devices wirelessly. It will enable operators to deploy long-range xMax® networks that can integrate with the large installed base of Wi-Fi and Ethernet-capable devices. Subscribers will easily be able to install and set up a CN5100 Mobile Hotspot to support any device having a Wi-Fi, USB or Ethernet connection. By incorporating xMax® radios and 2x4 MIMO technology, CN5100 Mobile Hotspots can provide range and reliability that management believes is superior to Wi-Fi-based wide-area systems.

The CN5100 Mobile Hotspot and xMax® system is designed to support nomadic and mobile connectivity (including high-speed handoffs) which will allow xMax® operators to offer on-the-go services that differ from those of fixed services, such as cable and DSL. It will be possible to deploy xMax® in fixed, mobile or nomadic configurations. As with all the components in the xMax® family of products, the CN5100 Mobile Hotspot is designed to offer increased range, flexibility, throughput and reliability, while reducing network deployment and management costs. Management believes this will make xMax® an attractive solution for WISPs, mobile telecommunications operators and other service providers.

CN3100 Vehicle Modem (formerly known as xVM):

The xMax® CN3100 Vehicle Modem is an IP67-rated ruggedized subscriber device that is designed to be installed inside or outside vehicles. The CN3100 Vehicle Modem acts as a transparent protocol bridge, allowing users of WiFi-enabled smartphones, tablets, notebooks and other devices to seamlessly access the Internet through the xMax cognitive radio network.

The CN3100 Vehicle Modem is waterproof and made to withstand wide temperature ranges and challenging environmental conditions. It has been designed to meet the extreme demands characteristic of expeditionary environments, making it ideally suited for employment in the public safety, homeland security, and military market places.

While primarily developed for vehicle usage, the CN3100 Vehicle Modem may also be externally mounted in fixed locations like parks or other outdoor areas to provide WiFi access for use in monitoring, surveillance, machine-to-machine and other applications using the xMax backhaul link.

CN3200 Dual-Band Routing Modem:

Introduced in 2014, the xMax® CN3200 Dual-Band Routing Modem is a single compact unit that operates in both the 900 MHz and 2.4 GHz frequency bands. The CN3200 Dual-Band Routing Modem utilizes interprotocol smart-routing algorithms to automatically determine which frequency to use based on the user’s application. Voice calls are prioritized to the 900 MHz band while video and data are prioritized to the 2.4 GHz band. The experience to the user is seamless, providing simultaneous high speed data communications and calling without latency or echo.

CN3200 Dual-Band Routing Modem is designed for use in both fixed and mobile applications. In logistics, military, or public service applications, the 2.4 GHz link can assist in loading and unloading high volumes of data from the application server to a stationary vehicle and then transparently switch over to 900 MHz once it goes mobile. The CN3200 Dual-Band Routing Modem automatically switches all data and voice traffic to the 900 MHz radio to keep the connection alive. When the vehicle becomes stationary again, the CN3200 Dual-Band Routing Modem resumes dual band operation.

The CN3200 Dual-Band Routing Modem has been designed with built-in redundancy with automatic failover. If the 2.4 GHz band becomes congested, slow, or filled with interference, the CN3200 Dual-Band Routing Modem automatically routes all voice and data communications over the 900 MHz band to preserve communications.

The CN3200 Dual-Band Routing Modem has been engineered to support the delivery of both fixed location high data rates and reliable high-speed mobility in the same system. It is management’s belief that it will provide a cost-effective way for rural telecommunications operators to deliver high quality voice, high speed data, and streaming video to their rural and remote customers. We believe the CN3200 Dual-Band Routing Modem will help these operators recover the cost of the network via the Universal Service Fund (“USF”) subsidy mechanism. Recent regulatory reform has begun to transition USF support from telephone to broadband services. Because xMax® can carry both voice and data, we believe that xMax® is well suited for rural carriers to handle such a migration.

In addition, it is expected that the CN3200 Dual-Band Routing Modem will allow these providers to create entirely new sources of unregulated revenue, for example, providing voice and data services to local emergency response teams.

CN1100 Access Point (formerly known as xAP):

The xMax® CN1100 Access Point is an all-IP wireless access point that will deliver wide area coverage and reliability even when there is significant interference. The CN1100 Access Point brings together innovative technologies including Software Defined Radio (SDR), cognitive networking and a 2x4 MIMO in a compact and affordable broadband access point. These capabilities will enable the CN1100 Access Point to deliver wide area coverage and broadband throughput for fixed, nomadic and mobile applications.

xMax® radios and 2x4 MIMO technologies give the CN1100 Access Point range and reliability surpassing Wi-Fi-based systems. The CN1100 Access Point (as well as all xMax® components) will support nomadic and fully mobile connectivity, including high-speed handoff that will allow xMax® operators to offer on-the-go services that differ from those of fixed services, such as cable and DSL. As part of the xMax® family of products, the CN1100 Access Point is designed to offer increased coverage, throughput and robustness while reducing network deployment and management costs, making it, we believe, an attractive solution for WISPs, mobile telecommunications operators and other service providers. When implemented, Self-Organizing Networking (SON) technology will simplify and speed deployment for commercial, private and tactical networks.

The CN1100 Access Point is a small, single channel device that will provide voice, data and video over ranges of 1 to 5 miles (non-line-of-sight) and up to 15 miles (line-of-sight), depending on environmental and installation conditions. The xMax® system is designed so that it will be possible to collocate multiple CN1100 Access Points in order to increase system capacity. CN1100 Access Points are GPS time-synchronized to avoid self-interference, which increases overall system capacity and load leveling. These features, along with deterministic Media Access Control (MAC) for high-quality voice calls, give the xMax® system improved scalability in real-world conditions.

Having numerous accessible channels will allow neighboring network nodes (made up of one or more CN1100 Access Points to utilize non-interfering channels automatically when employing the network self-planning features that are in our technology roadmap. This will allow the network to grow and scale more easily without the operator having to redesign the network RF plan each time a device moves, or when CN1100 Access Points or users are added or removed from the network.

CN7000 Mobile Control Center (formerly known as xMSC):

The xMax® CN7000 Mobile Control Center is the backbone network element in the xMax® regional network. The CN7000 Mobile Control Center controls the delivery of voice and data services, and manages all elements in the regional network, including access points and end-user devices.

The CN7000 Mobile Control Center acts as an aggregation point for the connected CN1100 Access Points and it performs routing and security functions. The CN7000 Mobile Control Center is typically connected to the Internet/Global Information Grid (GIG) and one or more VoIP soft switches.

xMonitor/xDrive:

These software tools provide integrated and comprehensive network and element management for the xMax® network, as well as mobile network throughput and coverage optimization.

xMonitor is a component of the CN7000 Mobile Control Center that monitors the status and health of all CN1100 Access Points , CN7000 Mobile Control Center elements, and VoIP core elements. It provides end-to-end IP network management and monitoring services. xMonitor is a web-based application that will be installed at an operator’s Network Operation Center, enabling remote management of network status. The program runs as a live application that continuously collects data from the network, updating the aggregated information without user intervention. It can be programmed to display specific views around the clock — providing an at-a-glance heads-up display from which to survey the network.

xDrive is a drive mapping utility designed to gather, display and log performance statistics from the CN5100 Mobile Hotspot, CN3200 Dual-Band Routing Modem and CN3100 Vehicle Modem. It will allow field technicians to map the coverage of a deployment of CN1100 Access Points, as well as providing CN5100 Mobile Hotspot / CN3200 Dual-Band Routing Modem/ CN3100 Vehicle Modem to CN1100 Access Points to link statistics.

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

Mobility  — we are specifically developing our product line to support mobility. We believe that mobility is an important differentiator with regard to our offering in the marketplace. Designed to do its own RF planning automatically by utilizing an extended range of non-interfering channels without manual intervention, xMax® will offer the ability to make the entire network infrastructure mobile, with CN1100 Access Point base stations able to move in relation to each other as well as to CN5100 Mobile Hotspots, CN3200 Dual-Band Routing Modems, xMax CN3100 Vehicle Modems and users. We believe this feature will be unique to xMax® and will address a major capability gap for defense, homeland security, and public safety agencies which all require “on the move” communications networks. These agencies currently have no equipment or capacity for this identified and urgently needed capability.

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

Our sales team currently is comprised of business development, relationship and account executives. This sales team is focused on supporting our current customers, as well as nurturing relationships with prospective customers in key domestic and international markets. Our relationship managers support the development of sales presentation materials and training of our channel partner sales personnel to assist them in marketing our services, either directly or indirectly to their customers. We also directly train and support selected key customers and technology providers in order to grow an active client base and solidify relationships. We are currently using the SalesLogix Customer Relationship Management (CRM) tool to manage our sales activity and manage these relationships.

As of December 31, 2014, our business development, sales and marketing team consisted of fourteen full-time employees or contractors. On February 26, 2015, we announced that effective March 1, 2015, we will implement cost reduction initiatives that will include a decrease in our current full, part-time and contracted workforce. We reduced our business development, sales and marketing team to ten full-time employees or contractors.

Customers

We have begun to implement our sales and marketing strategy, both through direct sales to end-customers and indirect sales to channel network partners and we have entered into a number of equipment purchase, reseller and teaming agreements as a result. These customer engagements span our target markets in rural telecommunications and defense.

The Company has historically recorded demand for its products through signed contracts from customers using prototype equipment, which contracts are commonly referred to as backlog.  Total backlog approximated $34.3M in early 2013.

The Company was delayed listing on the NASDAQ from April 2013 until July 2013.  The Company received proceeds of $7.4M or 37% of the planned proceeds from the public offering.  FCC certification on its products was delayed until September 2013. Outsourcing a full production line, general release of the software and establishing a sales division was further delayed until additional proceeds of $10M was completed in November 2013. A limited production line was completed in December 2013 along with establishing a sales and customer service organization. During this timeframe,  rural broadband requirements mandated by the FCC were changing with minimum speeds going from 4Mbps down and 1 up (initial products met these requirements)  to proposed speeds of 10Mbps down and 1 up.  This pending legislation was enacted into law in December 2014 which delayed the rural customers on the backlog to submit purchase orders until new product met these requirements. The Company developed a new product and received FCC certification in January 2015.  The xRM performance now exceeds the FCC requirements for rural broadband.

Certain contracts on the backlog expired during this timeframe and were not renewed.   These were mostly reseller agreements in which their customers could not wait any longer for the Company to commercialize its products and/or receive the necessary certifications.

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

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our technologies, solutions and products. We have developed a broad portfolio of intellectual property that covers wired and wireless communications systems. As of December 31, 2014, in the U.S., we have 52 patents granted, 7 patent applications pending, and 1 provisional application pending. We have 64 patents granted, 68 patent applications pending, and 4 Patent Cooperation Treaty (PCT) applications internationally.

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

Underserved and underpenetrated markets.   Wireless networks are emerging as an attractive alternative for addressing both the broadband access needs of underserved and underpenetrated markets and for offering a host of other services and solutions. According to forecasts made by the ITU in 2014, global mobile broadband penetration was expected to reach 32% by the end of 2014, compared to only 10% for fixed-mobile penetration. The difference is especially acute in less developed areas. We believe this is due to the lack of an established network infrastructure and the high initial deployment costs of wired networks. We believe that this rate has the potential to be even higher if carrier class wireless solutions were broadly available at a fraction of the established market costs.

Limitation of existing solutions.   Existing wireless networking technologies such as standard 802.11 based Wi-Fi, WiMax and LTE have been designed to satisfy the increasing demand for broadband access and support mobility. According to a Gartner forecast, aggregate end-user spending on wireless networking equipment for Enterprise WLAN, wireless broadband access, and LTE solutions, is expected to grow from $10.4 billion in 2012 to $41.3 billion in 2017, representing a CAGR of 32%. However, these existing alternative networking solutions often fail to meet the price-performance requirements of wireless networking in emerging markets, which in turn has led to low penetration and large populations of unaddressed users in these areas. As a result, there is a strong need for cost-effective solutions to deliver wireless networking solutions to consumers and enterprises in underserved and underpenetrated markets. These solutions must be robust and provide service equivalent to that of alternative wired and wireless solutions while simultaneously meeting the economic objectives of network operators and service providers in these markets.

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

Employees

As of December 31, 2014, we employed 84 full-time equivalent employees, contractors or consultants, which included 59 in development, 4 officers, 5 in general and administrative, 1 in business development, 2 in operations and 13 in sales and marketing. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union or is a party to a collective bargaining agreement. Subsequent to December 31, 2014, we reduced our headcount by 15, as part of a cost-cutting initiative. Please see “Management Discussion and Analysis-Subsequent Events-Cost Reduction Initiatives” in this Report for a further discussion. We believe that we have good relations with our employees.

Item 1A. Risk Factors

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and marketing and business development office are located in Sarasota, Florida, in an office consisting of a total of 3,403 square feet pursuant to a lease that expires October 31, 2019. For our research and development, engineering, sales and support personnel we also have an office in Sunrise, Fort Lauderdale, Florida consisting of 12,832 square feet pursuant to a lease that expires on May 11, 2016. We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

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

Our shares are currently listed on The NASDAQ Stock Market under the symbol “XGTI”. Our shares began trading on NASDAQ on July 19, 2013 and the London Stock Exchange’s AIM Market in November 20, 2006. The cancellation of the Company’s common stock on the AIM Market became effective January 3, 2014.

The following table shows the high and low market prices for our shares for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly. As a result, the market prices shown in the following table may not be indicative of the market prices at which our shares will trade after this filing. These prices reflect our reverse splits of our common stock undertaken in 2013.

	XGTI (NASDAQ) Share Price		XGTU (AIM) Share Price		XGT (AIM) Share Price
			(US Dollars)		(US Dollars)
Quarter	High	Low	High	Low	High	Low
Fourth Quarter 2014	$2.05	$0.49	N/A	N/A	N/A	N/A
Third Quarter 2014	$2.74	$1.86	N/A	N/A	N/A	N/A
Second Quarter 2014	$3.01	$1.28	N/A	N/A	N/A	N/A
First Quarter 2014(**)	$5.01	$1.12	N/A	N/A	N/A	N/A
Fourth Quarter 2013	$5.10	$1.40	$5.50	$1.00	$10.00	$10.00
Third Quarter 2013(*)	$7.15	$4.60	$9.00	$5.50	$13.00	$10.00
Second Quarter 2013	N/A	N/A	$10.01	$6.75	$13.00	$13.00
First Quarter 2013	N/A	N/A	$13.13	$7.88	$15.75	$14.00

*	XGTI (NASDAQ) trading began on July 19, 2013.
**	XGTU and XGT ceased trading on January 3, 2014.

Holders

As of March 27, 2015, there were 36,220,748 shares outstanding and approximately 171 holders of record of our shares. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. Our transfer agent and registrar is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

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

Overview

xG Technology, Inc. has developed a broad portfolio of innovative intellectual property that we believe will enhance wireless communications. Our intellectual property is embedded in proprietary software algorithms that offer cognitive (intelligent) radio-based interference mitigation and spectrum sharing solutions.

Our strategy is initially to commercialize our intellectual property portfolio by developing and selling network equipment using our proprietary software algorithms to offer cognitive radio-based interference mitigation and spectrum sharing solutions. In the future, our strategy is for our intellectual property to be embedded by partners in a semiconductor chip that could be sold to third party equipment manufacturers and inserted in their devices and to license our intellectual property to other customers in vertical markets worldwide. The implementation of our cognitive radio intellectual property is xMax®. We believe the xMax® system represents the only commercially available cognitive radio network system that is designed to include interference mitigation by spatial processing. xMax® implements our proprietary interference mitigation software that can increase capacity on already crowded airwaves by improving interference tolerance, enabling the delivery of a comparatively high Quality of Service where other technologies would not be able to cope with the interference.

We believe that the xMax® system will also, when in a future development operating on more than one radio channel, deliver dynamic spectrum access by scanning and finding unused or underused frequencies (unlicensed as well as licensed) and dynamically tuning to them, significantly increasing their usable capacity.

Our system is frequency-agnostic although currently designed to operate within the 902 – 928 MHz license-free band. xMax® is intended to serve as a mobile voice over internet protocol (“VoIP”) and broadband data system that utilizes an end-to-end Internet Protocol (“IP”) system architecture. The xMax® product and service suite includes a line of access points, fixed and mobile dual-band hotspots, mobile switching centers, network management and deployment tools, and customer support. The xMax® system will allow mobile operators to utilize free, unlicensed 902 – 928 MHz ISM band spectrum (which spectrum is available in most of the Americas) instead of purchasing scarce, expensive licensed spectrum. Our xMax® system will also enable enterprises to set up a mobile communications network in an expeditious and cost-effective manner. In addition, we believe that our xMax® cognitive radio technology can also be used to provide additional capacity to licensed spectrum by identifying and utilizing unused bandwidth within the licensed spectrum.

Result of Operations

The following table sets forth the relationship to total revenues of principal items contained in the statement of operations of the financial statements included herewith for the fiscal years ending December 31, 2014 and December 31, 2013.

xG TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Year Ended December 31,
	2014	2013
Revenue	$628	$406
Cost of revenue and operating expenses
Cost of components and personnel	156	102
General and administrative expenses	7,618	5,501
Development	7,597	5,468
Stock based compensation	625	796
Amortization and depreciation	3,871	2,370
Total cost of revenue and operating expenses	19,867	14,237
Loss from operations	(19,239)	(13,831)
Other income (expense)
Other income	440	—
Other expense	—	(10,068)
Inducement expense	—	(391)
Interest expense, net	(179)	(2,227)
Impairment	—	(933)
Total other income (expense)	261	(13,619)
Loss before income tax provision	(18,978)	(27,450)
Income tax provision	—	—
Net loss	$(18,978)	$(27,450)
Dividends	*—	—
Net loss attributable to common shareholders	(18,978)	(27,450)
Basic and diluted net loss per share	(0.83)	(2.86)
Weighted average number of shares outstanding basic and diluted	22,847	9,598

*	Less than $1

Revenue

Our revenues for the fiscal year ended December 31, 2014 increased 55% from $0.4 million in the year ended December 31, 2013 to $0.6 million as a result of recognizing additional revenue during the fiscal year. Revenue of $423,000 resulted from sales of equipment and $205,000 resulted from an engineering and consulting services agreement.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel was $0.2 million in the year ended December 31, 2014 as compared to $0.1 million in fiscal 2013. $130,000 of such costs is based on the cost of components and the time allocated to building the products sold and $26,000 is based on the cost of the time allocated towards the engineering and consulting services agreements.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis and include salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel.

General and administrative expenses increased by $2.1 million, or 38%, from $5.5 million in the year ended December 31, 2013 to $7.6 million in the year ended December 31, 2014. The change is primarily due to increases of $1.1 million in salary and benefit expenses due to an increase in the number of employees; $0.8 million for the MBTH 3% cash success fee as a result of MBTH arranging financing for the Company and $0.2 million in travel related expenses.

Development

Development expenses consist primarily of salary and benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. Development expenses increased by $2.1 million, or 39%, from $5.5 million in the year ended December 31, 2013 to $7.6 million in the year ended December 31, 2014.

The change is due to increases of $2.5 million in salary and benefit expenses due to the increase in the number of employees, $0.3 million in travel related expenses and $0.1 million in costs related to maintaining existing patents. These increases were partially offset by a decrease of $0.9 million in research and development expenses. We expect our development costs to decrease going forward as we implement cost saving measures in 2015 which include a reduction in our current full-time, part-time and contracted workforce.

Stock Based Compensation

Stock based compensation decreased by $0.2 million, or 21%, from $0.8 million in the year ended December 31, 2013 to $0.6 million in the year ended December 31, 2014. The change arose from a decrease in the number of outstanding options being expensed in fiscal 2014 when compared to fiscal 2013.

Amortization and Depreciation

Amortization and depreciation expenses increased by $1.5 million, or 63%, from $2.4 million in the year ended December 31, 2013 to $3.9 million in the year ended December 31, 2014. The increase is attributed to the xMax products becoming available for sale as of September 30, 2013. As of this date, the Company began to amortize all capitalized costs associated with these products for the remainder of the year.

Other Income (Expense)

Other income was $0.4 million and $0 for the year ended December 31, 2014 and 2013, respectively. The increase was the result of a reversal of a deferred liability in 2014 from a prior fiscal year.

Other expense was $0 and $10.1 million for the year ended December 31, 2014 and 2013, respectively. The expense for 2013 was a result of the independent directors of the Company authorizing a onetime agreement on September 30, 2013, whereby we issued to MB Technology Holdings, LLC (“MBTH”) 1,599,453 shares of our common stock and a warrant to purchase 1,363,636 shares of our common stock at an exercise price of $6.87 per share for the difference in price between the shares issued to them in March 2013 at a price of $13.30 per share in exchange for the conversion of its 2011 Convertible Note and the $5.50 purchase price for shares sold in our initial public offering in July 2013. Additionally, the modified strike price, agreed upon between the Company and MBTH in January 2013, of $13.30 per share for the two options representing 571,428 underlying shares granted to MBTH in February 2011 has been lowered to $5.50.

Inducement expense was $0 and $0.4 million for the year ended December 31, 2014 and 2013, respectively. The inducement expense represents the estimated fair value of warrants given to non-related parties in relation with the conversion of the $7.8 million promissory note issued by us to MBTH pursuant to a subscription agreement dated January 16, 2013 (the “Bridge Loan”).

Interest expense for the year ended December 31, 2014 was $0.2 million compared to $2.2 million for the year ended December 31, 2013, representing a decrease of $2.0 million or 92%. The decrease was partially due to the interest and fees incurred on the Bridge Loan for 2013; $0.7 million from the six month minimum interest recorded in connection with the increase interest rate; $0.4 million from the accretion of the debt discount recorded as interest expense; and $0.6 million in interest expense resulted from the Bridge Loan being convertible into new shares at a price of $5.225, 95% of our 2013 initial public offering (the “IPO”) price of $5.50, in 2013.

Impairment charges for the year ended December 31, 2014 was $0 compared to $0.9 million for the year ended December 31, 2013. For the year ended December 31, 2013, $896,000 of our impairment charge was related to property and equipment and $37,000 was related to intangible assets.

Net Loss

For the year ended December 31, 2014, the Company had a net loss of $19.0 million, as compared to a net loss of $27.5 million for the year ended December 31, 2013, a decrease of $8.5 million or 31%. The decrease in net loss is due mainly to the one-time agreement with MBTH, increases of inducement expense and interest expenses for 2013 discussed above.

Liquidity and Capital Resources

Our operations primarily have been funded through cash generated by debt and equity financing. Cash comprises cash in hand and demand deposits. Our cash balances were as follows:

	December 31,
	2014 $’000	2013 $’000
Cash	758	5,517

During 2014, the Company relied upon additional investment through proceeds from a registered public offering in April 2014 and through the financings off of our Shelf Registration Statement in the third and fourth fiscal quarters as further described below. During 2013, the Company relied upon additional investment through proceeds from the IPO, our 2013 public offering, Bridge Loan and convertible notes payable. The Company will be dependent on new debt or equity financing to fund future operations.

We have incurred net losses of $19.0 million and $27.5 million in the years ended December 31, 2014 and 2013, respectively. Additionally, we have incurred negative operating cash flows including cash used in operations of $14.6 million and $14.4 million in the years ended December 31, 2014 and 2013, respectively.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, obtain other means of financing, and to fulfill purchase orders. The ability to recognize revenue and ultimately cash receipts, on purchase orders is contingent upon, but not limited to, acceptable performance of the delivered equipment and services.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

	Year Ended December 31, 2014 $’000	Year Ended December 31, 2013 $’000
Net cash used in operating activities	(14,619)	(14,395)
Net cash used in investment activities	(1,905)	(2,896)
Net cash inflow from financing activities	11,765	22,537
Net (decrease) increase in cash	(4,759)	5,246

Operating Activities

Net cash used in operating activities for the year ended December 31, 2014 totaled $14.6 million as compared to $14.4 million for the year ended December 31, 2013. Of the $14.6 million, approximately $1.7 million was related to the increase of our inventory, $1.9 million was the increase in due to related parties, $1.0 million to the reduction of our payables and $0.3 million from the increase in accrued expense and the remaining consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $1.9 million as compared to $2.9 million for the year ended December 31, 2013. This represents capital expenditures primarily associated with the investment in product and technology development and our patent portfolio.

We have invested in product and technology development and our patent portfolio, with $1.8 million accounted for as investment in intangible assets in the year ended December 31, 2014, and $2.6 million in the year ended December 31, 2013. In addition, the Company’s investment in property and equipment, comprising the purchase of testing and manufacturing equipment, of $0.1 million in the year ended December 31, 2014 decreased by $0.2 million, or 54%, from $0.3 million in the year ended December 31, 2013.

Financing Activities

Our net cash provided by financing activities for the year ended December 31, 2014 was $11.8 million as compared to $22.5 million for 2013. The proceeds of $11.8 million in 2014 primarily consisted of proceeds from the issuance of common and preferred stock. During 2014, the Company raised $8.8 million through the third offering; $1.0 million from the $1 million purchase agreement; $1.3 million from various investors through financing under our S-3 registration statement; and $0.7 million through the sale of convertible preferred stock.

During the year ended December 31, 2013, the proceeds of $22.5 million in 2013 primarily consisted of further advances under convertible promissory notes issued by the Company and proceeds from issuance of common stock. During 2013, the Company raised $7.8 million through the IPO and IPO over-allotment, $9.6 million through the November 2013 offering and related partial over-allotment, drew down $5.0 million under the Bridge Loan and $0.5 million under the convertible notes payable to related party. Also note holders converted the May 2011 shareholders note of $15 million and the Bridge Loan of $11.4 million during 2013.

2013 Financings

Initial Public Offering

On July 24, 2013, the Company closed its initial public offering of 1,337,792 shares of common stock and warrants to purchase 668,896 shares of common stock, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $6,750,673. The warrants have an exercise price of $6.87 per share, are exercisable immediately and will expire five years from the date of issuance. Feltl and Company and Aegis Capital Corp acted as joint underwriters for the offering.

On August 19, 2013, the underwriters exercised in full their over-allotment option to purchase an additional 200,668 shares of common stock and warrants to purchase 100,334 shares of common stock with an exercise price of $6.87, at a purchase price to the public of $5.50 per share and $0.01 per warrant, for net proceeds to the Company, after deducting underwriter discounts, of $1,027,349.

November 2013 Offering

On November 18, 2013, the Company closed a public offering of 5,715,000 shares of common stock at a purchase price to the public of $1.75 per share, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $9,146,888. Aegis Capital Corp and Feltl and Company acted as joint underwriters for the offering.

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

2014 Financings

April 2014 Offering

On April 22, 2014, the Company closed an underwritten public offering of 5,265,000 shares of common stock, at a purchase price to the public of $1.90 per share, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $8,816,000. Roth Capital Partners and Feltl and Company acted as underwriters for the offering.

Purchase Agreements and Registration Rights Agreement with Lincoln Park

$1,000,000 Purchase Agreement

On September 22, 2014, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund (“Lincoln Park”), pursuant to which we offered 500,000 shares of our common stock to Lincoln Park at a price of $2.00 per share, for an aggregate purchase price of $961,000 net of expenses. The closing of the transaction occurred on September 24, 2014. The Company issued the 500,000 shares of common stock pursuant to the Company’s registration statement on Form S-3 that was declared effective on August 31, 2014 (the “Shelf Registration Statement’).

$15,000,000 Purchase Agreement

On September 19, 2014, we entered into a Purchase Agreement (the “$15M Purchase Agreement”) and a registration rights agreement with Lincoln Park. In consideration for entering into the transaction, we issued 175,000 shares of our common stock to Lincoln Park as a commitment fee upon execution of the $15M Purchase Agreement. We recorded $346,000 as a prepaid expense based upon a stock price of $1.98 on the date of issuance. Lincoln Park also agreed to purchase up to $15,000,000 of our shares of common stock over the 24-month term of the $15M Purchase Agreement.

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

On October 3, 2014, the Company filed a registration statement on Form S-1 with the SEC to register 4,782,906 shares of the Company’s common stock for sale to Lincoln Park under the $15M Purchase Agreement and the 175,000 shares of common stock issued to Lincoln Park as a commitment fee. On October 20, 2014, the SEC declared this registration statement effective.

As of December 31, 2014, the Company has drawn down $145,000 and issued 100,000 shares of common stock under the $15M Purchase Agreement. The prepaid expense for this financing was $294,000 as of December 31, 2014, representing a decrease of $52,000 from the initial recording of $346,000. The Company is amortizing the prepaid balance to additional paid in capital on a straight line basis over the term of the agreement.

$1,331,500 Purchase Agreement

On November 25, 2014, the Company entered into a purchase agreement, pursuant to which the Company sold to Lincoln Park, certain officers and directors of the Company (the “Affiliate Purchasers”) and certain other investors (the “Other Investors”) an aggregate of $1,331,500 of the Company’s common stock,. The Company received net proceeds of $1,311,500 after deducting $20,000 in expenses associated with the purchase agreement. Pursuant to the purchase agreement, Lincoln Park purchased 500,000 shares of Common Stock at a purchase price of $1.25 per share, the Affiliate Purchasers purchased 245,984 shares of Common Stock at a purchase price of $1.37 per share and the Other Investors purchased 295,600 shares of Common Stock at a purchase price of $1.25 per share pursuant to the Company’s Shelf Registration Statement.

Equity Distribution Agreement with Roth Capital Partners, LLC

On November 18, 2014, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which we may sell from time to time up to $10,000,000 of shares of our common stock (the “Shares”), through Roth (the “Offering”). The Equity Distribution Agreement was amended on December 29, 2014 to change the amount of the Offering to up to $1,000,000. Effective February 23, 2015, we terminated the Equity Distribution Agreement with Roth.

Purchase Agreement with 31 Group

On December 30, 2014, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 31 Group, LLC (“31 Group”) pursuant to which we sold to 31 Group, for a purchase price of $750,000, 750,000 shares of our Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase 375,000 shares of our common stock. We also issued to 31 Group 33,142 shares of our common stock in consideration of 31 Group’s execution and delivery of the Purchase Agreement (the “Commitment Shares”). The offer and sale of the Series A Preferred Stock, the common stock issuable upon conversion of the Series A Preferred Stock and the Commitment Shares were made pursuant to the Shelf Registration Statement.

Series A Preferred Stock

As of March 27 2015, $750,000 of the Series A Convertible Stock and $52,500 in dividends have been converted into 2,392,465 shares of common stock. As of March 27, 2015, all outstanding shares of the Series A Convertible Preferred Stock have been fully converted.

Ranking. The Series A Preferred Stock will rank with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company senior to all of our common stock and other classes of capital stock, unless the holders of a majority of the outstanding shares of Series A Preferred Stock consent to the creation of parity stock or senior preferred stock.

Liquidation Preference of Series A Preferred Stock. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, before the payment of any amount to the holder of shares of junior stock, but pari passu with any parity stock, the holders of Series A Preferred Stock are entitled to receive an amount equal to the greater of (i) the stated value of the Series A Preferred Stock or (ii) the amount the holder of Series A Preferred Stock would receive if such holder converted the Series A Preferred Stock into common stock immediately prior to the date of the liquidation event, including accrued and unpaid dividends.

Dividends on Series A Preferred Stock. Holders of Series A Preferred Stock shall be entitled to receive from the first date of issuance of the Series A Preferred Stock until the date that is twelve (12) months from the issuance date (the “Maturity Date”) cumulative dividends at a rate of 7.0% per annum on a compounded basis. The Company shall have the right to pay dividends in cash or shares of common stock on the Maturity Date or in cash on any applicable redemption date or, with respect to Series A Preferred Stock subject to conversion into common stock, as part of the conversion amount.

Redemption of Series A Preferred Stock. Upon the occurrence of certain triggering events (including the Series A Preferred Stock or common stock underlying the Series A Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against the Company shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by the Company), the holder of Series A Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Series A Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by 85% of the average of the five (5) lowest volume weighted average prices of the common stock during the twenty (20) consecutive trading day period ending the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series A Preferred Stock.

Upon the occurrence of a change in control of the Company, a holder of Series A Preferred Stock shall have the right to require the Company to redeem all or any portion of the Series A Preferred Stock at a price equal to 125% of the stated value of the Series A Preferred Stock. In addition, so long as certain conditions do not exist (including the Company shall have timely delivered any common stock upon the conversion of the Series A Preferred Stock), then the Company shall have the right to redeem all, but not less than all, of the Series A Preferred Stock outstanding in cash at a price equal to the sum of (i) 125% of the stated value of the Series A Preferred Stock and (ii) all accrued and unpaid dividends thereon.

At any time from and after the tenth (10) business day prior to the date of maturity, a holder of the Series A Preferred Stock may require the Company to redeem all or any number of Series A Preferred Shares held by such holder at a purchase price equal to 105% of the conversion amount of such Series A Preferred Shares.

Conversion Rights of Series A Preferred Stock. A holder of Series A Preferred Stock shall have the right to convert the Series A Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to the lower of (i) $2.00 or (ii) 85% of the average of the five (5) lowest volume weighted average prices of the common stock during the twenty (20) consecutive trading day period ending the trading day immediately preceding the delivery of the applicable conversion notice (as adjusted for stock splits, share combinations and similar transactions).

Fundamental Transaction. The Company shall use its commercially reasonable efforts to not enter into a “fundamental transaction” unless the successor entity assumes the obligations of the Company under the Certificate of Designations and the successor entity (including its parent entity) is a publicly traded company whose shares of common stock are quoted or listed on an eligible national securities exchange. Upon a change of control of the Company, a holder of Series A Preferred Stock shall have the right to require the Company to redeem all or any portion of the Series A Preferred Stock at the applicable premium redemption price. A fundamental transaction is a transaction in which (i) the Company, directly or indirectly, in one or more related transactions, (a) consolidates or merges with or into any other entity (except where the Company is the surviving entity), (b) sells, leases, licenses, assigns, transfers, conveys or otherwise disposes of all or substantially all of its properties or assets to any other entity, (c) allows any other entity to make a purchase, tender or exchange offer that is accepted by such holders of more than 50% of the outstanding shares of voting stock of the Company (not including any shares of voting stock of the Company held by the entity making or party to, or associated or affiliated with the entity making or party to, such purchase, tender or exchange offer), or (d) consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with any other entity whereby such other entity acquires more than 50% of the outstanding shares of voting stock of the Company (not including any shares of voting stock of the Company held by the other entity making or party to, or associated or affiliated with the other entity making or party to, such stock or share purchase agreement or other business combination), or (e) reorganizes, recapitalizes or reclassifies the common stock (which shall not include a reverse stock split), or (ii) any “person” or “group” (as these terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and the rules and regulations promulgated thereunder) is or shall become the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% of the aggregate ordinary voting power represented by issued and outstanding voting stock of the Company.

Voting Rights. Except with respect to certain material changes in the terms of the Series A Preferred Stock and certain other matters, and except as may be required by Delaware law, holders of Series A Preferred Stock shall have no voting rights. The approval of a majority of the holders of the Series A Preferred Stock is required to amend the Certificate of Designations.

Warrants

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $2.00 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

Short Term Loan

On December 30, 2014, the Company received a $245,000 loan from George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. This amount was recorded as a due to related parties on the financial statements.

Subsequent Events

Short Term Loans

On January 8, 2015, the Company repaid $100,000 of the $245,000 due to related party balance owed to George Schmitt.

On January 29, 2015 and February 13, 2015, the Company received an aggregate of $700,000 from certain family members of George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. This amount was recorded as a short term loan in due to related parties. On February 23, 2015, George Schmitt transferred the balance of his $145,000 loan to certain family members bringing the total the Company owed to certain family members to $845,000. The $845,000 loan was settled through the issuance of 845,000 shares of Series B Preferred Stock, 53,095 shares of common stock and warrants with respect to 422,500 underlying shares of common stock exercisable for five years at a price of $2.00 per share. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

$350,000 Purchase Agreement

On February 11, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to 31 Group, 350,000 of the Company’s Series B Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) and warrants to purchase 175,000 shares of the Company’s common stock for a purchase price of $350,000. The Company also issued 24,619 shares of its common stock in consideration of 31 Group’s execution and delivery of the purchase agreement (the “Commitment Shares”). The Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

Series B Preferred Stock

As of March 27 2015, $945,000 of the Series B Convertible Stock and $66,150 in dividends have been converted into 2,677,010 shares of our common stock. As of March 27, 2015, $250,000 of the Series B Preferred Stock remains outstanding.

The Series B Preferred Stock rank pari passu with our Series A Preferred Stock with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company and have the same terms and preferences as the Series A Preferred Stock except for the following:

Conversion Rights of Series B Preferred Stock. A holder of Series B Preferred Stock shall have the right to convert the Series B Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to the lower of (i) $2.00 or (ii) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice (as adjusted for stock splits, share combinations and similar transactions).

$1,800,000 Purchase Agreement

On February 24, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to institutional investors, 1,800,000 of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (the “Series C Preferred Stock”) and warrants to purchase 900,000 shares of the Company’s common stock for a purchase price of $1,800,000. The Company also issued 118,631 shares of its common stock in consideration of the investors’ execution and delivery of the purchase agreement (the “Commitment Shares”). The Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

Series C Preferred Stock

As of March 27, 2015, $168,224 of the Series C Convertible Stock and $11,776 in dividends have been converted into 684,220 shares of our common stock. As of March 27, 2015, $1,631,776 of the Series C Preferred Stock remains outstanding.

The Series C Preferred Stock rank pari passu with our Series A Preferred Stock and our Series B Preferred Stock with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company and have the same terms and preferences as the Series A and Series B Preferred Stock except for the following:

Conversion Rights of Series C Preferred Stock. Upon the occurrence of certain triggering events (including the Preferred Stock or common stock underlying the Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against the Company shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by the Company), the holder of Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by the lower of (x) $2.00 or (y) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Preferred Stock.

On each of March 12, 2015, March 24, 2015, April 12, 2015 and April 24, 2015, upon the Company’s failure to met certain conditions (including the Company’s common stock failing to maintain a minimum trading price and the common stock failing to maintain certain trading volumes) during the period between the initial issuance date of the Preferred Stock and the relevant determination date, the holders of Preferred Stock shall have the right to require the Company, by written notice, to redeem in cash up to $300,000 of the Preferred Stock, at a price equal to the sum of (i) the stated value of Preferred Stock to be redeemed multiplied by 105% (for redemptions occurring within the first thirty days of the initial issuance date) or 110% (for redemptions occurring during the period between thirty and sixty days of the initial issuance date) plus (ii) all accrued and unpaid dividends thereon until the date of the redemption.

Cost Reduction Initiatives

On February 26, 2015, the Company announced that effective March 1, 2015, it will implement cost reduction initiatives that will include a decrease in the Company’s current full, part-time and contracted workforce. These initiatives will result in a reduction in monthly operating expenses to approximately $800,000 – an improvement of over 30 percent.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013 we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

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

Accounting for Warrants to Purchase Common Stock

Warrants for the purchase of common stock in connection with the Series A Convertible Preferred Stock are carried at fair value and reported as a derivative liability on the accompanying balance sheets. Upon certain fundamental events the warrants could be redeemed at the option of the holder at fair market value estimated using Black Scholes. Changes in the fair value of warrants for the purchase of Series A Convertible Preferred Stock are included in other income (expense) in the statements of operations.

Accounting for Derivative Instruments

The conversion feature was bifurcated from the Series A Preferred Stock as it was not considered to be clearly and closely related to the host agreement. The conversion feature had terms that require derivative liability classification on the accompanying balance sheet which is carried at fair value. Changes in the fair value of Convertible Feature for the purchase of the Series A Convertible Preferred Stock are included in other income (expense) on the statements of operations.

Commitments and Contingencies

Except as otherwise disclosed elsewhere in this document, we have no material commitments or contingent liabilities. The Company has an employment contract with its CEO that would require a one-year severance payment in the event the Company terminates his services under certain circumstances.

On February 17, 2015, John Coleman resigned from his position of Chief Executive Officer effective immediately. Mr. Coleman’s resignation was not a result of any disagreements with the Company. Mr. Coleman will stay on the xG Board and manage the governmental/expeditionary portions of the business.

In connection with this transition, on February 17, 2015, the Company’s Board of Directors (the “Board”) appointed George Schmitt, the Company’s Executive Chairman, to the role of Chief Executive Officer. Mr. Schmitt will perform the services and duties that are normally and customarily associated with the Chief Executive Officer position, as well as other duties as the Board reasonably determines.

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

Based upon our historical experience and information known as of March 27, 2015, we do not believe it is likely that we currently have significant liability for the above indemnities.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that as of December 31, 2014, our disclosure controls and procedures were not effective.

Our management has previously identified a material weakness regarding inadequate accounting resources due to the need to hire accounting personnel with the requisite knowledge of U.S. generally accepted accounting principles. The Company made progress to remedy this deficiency through the hiring of a financial controller to support the accounting personnel. The financial controller began employment in September 2013 and has now been fully integrated into the Company’s control process. However, due to the recent loss of accounting personnel through cost cutting measures and the need to deal with complex accounting transactions, we believe that our disclosure controls are not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on those criteria due to the previously mentioned material weakness.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls

During the quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Information about our Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance” and is incorporated by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders in the section entitled “Executive Compensation” and “Director Compensation for Fiscal 2014” and is incorporated by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:

The audited balance sheets of the Company as of December 31, 2014 and, 2013, the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of Friedman LLP, independent auditors, are filed herewith.

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

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014(2)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock. (9)
3.1(i)(c)	Certificate of Designations of Series B Convertible Preferred Stock. (10)
3.1(i)(d)	Certificate of Designations of Series C Convertible Preferred Stock. (11)
3.1(ii)	Amended & Restated Bylaws (2)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (4)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (5)
4.5	Form of Warrant issued in December 30, 2014 Offering. (9)
4.6	Form of Warrant issued in February 11, 2015 Offering. (10)
4.7	Form of Warrant issued in February 24, 2015 Offering. (11)
10.1	2013 Long Term Incentive Plan (6)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (6)
10.3	Loan Documents Between xG Technology and MB Technology Holdings, LLC (6)
10.4	Form of Securities Subscription Agreement (6)
10.5	Form of Bridge Loan Documents (6)
10.6	2004 Option Plan (6)
10.7	2005 Option Plan (6)
10.8	2006 Option Plan (6)
10.9	2007 Option Plan (6)
10.10	2009 Option Plan (6)
10.11	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (6)
10.12	Sunrise Office Lease (6)
10.13	Treco Documents (6)
10.14	Mats Wennberg Consulting Agreement (6)
10.15	Mats Wennberg Warrant Agreement (6)
10.16	MBC Agreement (6)
10.17	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (7)
10.18	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (7)
10.19	Purchase Agreement, dated as of November 25, 2014, by and between the Company, Lincoln Park and other investors (8)
10.20	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (9)
10.21	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (10)
10.22	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (11)

Exhibit Number	Description of Exhibit
14.1	Code of Ethics (12)
23.1	Consent of Friedman LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(2)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(3)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(4)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(5)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(6)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(7)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 12, 2015.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(12)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

xG TECHNOLOGY, INC.

By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer and
Principal Executive Officer)

By:	/s/ Roger G. Branton
Roger G. Branton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Schmitt	Chief Executive Officer and Chairman of the Board	March 31, 2015
George Schmitt	(Principal Executive Officer)

/s/ Roger G. Branton	Chief Financial Officer	March 31, 2015
Roger G. Branton	(Principal Financial and Accounting Officer)

/s/ John C. Coleman	Director	March 31, 2015
John C. Coleman

/s/ Richard L. Mooers	Director	March 31, 2015
Richard L. Mooers

/s/ Gary Cuccio	Director	March 31, 2015
Gary Cuccio

/s/ Raymond M. Sidney	Director	March 31, 2015
Raymond M. Sidney

/s/ Kenneth Hoffman	Director	March 31, 2015
Kenneth Hoffman

/s/ James T. Conway	Director	March 31, 2015
James T. Conway

xG TECHNOLOGY, INC.

December 31, 2014 and December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of xG Technology, Inc.

We have audited the accompanying balance sheets of xG Technology, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. xG Technology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of xG Technology, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

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

/s/ FRIEDMAN LLP

East Hanover, New Jersey

March 31, 2015

xG TECHNOLOGY, INC.

BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	December 31,
	2014	2013
ASSETS
Current assets
Cash	$758	$5,517
Inventory, net	4,070	2,916
Accounts Receivable, net of allowance of $30 and $16 ($480 and $470 from related party, net of allowance of $10 and $10)	702	788
Prepaid expenses and other current assets	411	49
Due from related party	—	1,350
Total current assets	5,941	10,620
Property and equipment, net	816	806
Intangible assets, net	16,382	18,196
Total assets	$23,139	$29,622
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$868	$1,841
Accrued expenses	511	772
Accrued bonuses	—	298
Accrued interest	42	42
Due to related parties	2,110	1,526
Deferred revenue ($480 and $480 from related party)	480	480
Obligation under capital lease	123	129
Derivative liabilities	270	—
Total current liabilities	4,404	5,088
Long-term obligation under capital lease	—	118
Convertible note payable	2,000	2,000
Total liabilities	6,404	7,206
Commitments and contingencies
Series A convertible preferred stock – $0.00001 par value per share:
3,000,000 and 0 shares authorized at December 31, 2014 and 2013; 750,000 and 0 issued or outstanding as of December 31, 2014 and 2013 (liquidation preference of $750,100 at December 31, 2014)	378	—
Total convertible preferred stock	378	—
Stockholders’ equity (deficit)
Preferred stock – $0.00001 par value per share:
7,000,000 and 10,000,000 shares authorized at December 31, 2014 and 2013; none issued or outstanding as of December 31, 2014 and 2013	—	—
Common stock, – $0.00001 par value, 100,000,000 and 300,000,000 shares authorized, 26,176,153 and 18,682,310 shares issued as of December 31, 2014 and 2013, respectively	*—	*—
Additional paid in capital	186,919	174,000
Accumulated deficit	(170,540)	(151,562)
Treasury stock, at cost – 2,284 shares as of December 31, 2014 and 2013, respectively	(22)	(22)
Total stockholder’s equity	16,357	22,416
Total liabilities and stockholders’ equity	$23,139	$29,622

* Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Year Ended December 31,
	2014	2013
Revenue	$628	$406
Cost of revenue and operating expenses
Cost of components and personnel	156	102
General and administrative expenses	7,618	5,501
Development	7,597	5,468
Stock based compensation	625	796
Amortization and depreciation	3,871	2,370
Total cost of revenue and operating expenses	19,867	14,237
Loss from operations	(19,239)	(13,831)
Other income (expense)
Other income	440	—
Other expense	—	(10,068)
Inducement expense	—	(391)
Interest expense, net	(179)	(2,227)
Impairment	—	(933)
Total other income (expense)	261	(13,619)
Loss before income tax provision	(18,978)	(27,450)
Income tax provision	—	—
Net loss	$(18,978)	$(27,450)
Dividends	*—	—
Net loss attributable to common shareholders	(18,978)	(27,450)
Basic and diluted net loss per share	(0.83)	(2.86)
Weighted average number of shares outstanding basic and diluted	22,847	9,598

*	Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock			Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2013	6,041,946	$—	*	$118,247	$(22)	$(124,112)	$(5,887)
Net loss	—	—		—	—	(27,450)	(27,450)
Stock based compensation	—	—		796	—	—	796
Compensation granted in stock	15,242	—	*	94	—	—	94
Issuance of stock in exchange for payment of interest on convertible debt	41,672	—	*	180	—	—	180
Conversion of 2011 Convertible Note Payable Principal Balance	1,127,820	—	*	15,000	—	—	15,000
Issuance of stock for inducement of 2011 Convertible note payable	159,330	—	*	—	—	—	—
Issuance of stock for conversion of Bridge Loan and extinguishment	2,187,529	—	*	11,480	—	—	11,480
Issuance of Warrants – conversion of bridge loan	—	—		392	—	—	392
Issuance of warrants for the Bridge Loan and extinguishment	—	—		401	—	—	401
Issuance of shares and warrants – IPO	1,337,792	—	*	6,751	—	—	6,751
Issuance of shares and warrants – IPO over-allotment	200,668	—	*	1,027	—	—	1,027
Issuance of – shares, warrants, and modification of options for one-time agreement with MBTH	1,599,453	—	*	10,067	—	—	10,067
Issuance of shares and warrants – secondary offering	5,715,000	—	*	9,147	—	—	9,147
Issuance of stock – secondary offering exercise of over-allotment	255,000	—	*	415	—	—	415
Issuance of stock from exercise of warrants	858	—	*	3	—	—	3
Balance, December 31, 2013	18,682,310	$—	*	$174,000	$(22)	$(151,562)	$22,416

*	Less than $1

 The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock			Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2014	18,682,310	$—	*	$174,000	$(22)	$(151,562)	$22,416
Net loss	—	—		—	—	(18,978)	(18,978)
Stock based compensation	—	—		625	—	—	625
Compensation granted in stock	145,597	—	*	307	—	—	307
Issuance of stock as payment of 2011 and 2012 bonus	148,867	—	*	272	—	—	272
Issuance of stock in exchange for payment of interest on convertible debt	84,653	—	*	180	—	—	180
Issuance of stock – third offering	5,265,000	—	*	8,816	—	—	8,816
Issuance of stock – 15 million purchase agreement	275,000	—	*	439	—	—	439
Issuance of stock – 1 million purchase agreement	500,000	—	*	961	—	—	961
Issuance of stock – S-3 financing	1,041,584	—	*	1,302	—	—	1,302
Issuance of stock to financing agent – Series A financing	33,142	—	*	17	—	—	17
Balance, December 31, 2014	26,176,153	$—	*	$186,919	$(22)	$(170,540)	$16,357

*	Less than $1

The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2014	2013
Cash flows used in operating activities
Net loss	$(18,978)	$(27,450)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	625	796
Share-based consulting and other services	307	94
Allowance for doubtful accounts	14	16
Bad debt write-off	257	—
Inventory reserve	200	—
Gain from non-monetary exchange	(65)	—
Depreciation and amortization	3,871	2,370
Impairment	—	933
Accretion of financing instruments	—	176
Inducement expense	—	391
Other expense	—	10,067
Other income	(440)	—
Non-cash interest expense	—	601
Reversal of accrued bonus expense	(25)	(2,335)
Inventory write-off	159	—

Changes in assets and liabilities
Accounts receivable	(185)	(804)
Inventory	(1,676)	(2,621)
Prepaid expenses and other current assets	(3)	293
Accounts payable	(973)	1,186
Accrued expenses	359	21
Accrued interest and fees	—	1,300
Deferred revenue – related party	—	480
Due to related parties	1,934	91
Net cash used in operating activities	(14,619)	(14,395)

Cash flows used in investing activities
Capital expenditures for property and equipment	(134)	(294)
Capitalization of intangible assets	(1,771)	(2,602)
Net cash used in investing activities	(1,905)	(2,896)

Cash flows provided by financing activities
Repayment of capital lease	(123)	(123)
Proceeds from convertible notes payable	—	450
Proceeds from convertible bridge loan payable ($2,727 to related party)	—	4,994
Repayment of convertible bridge loan payable	—	(125)
Proceeds from issuance of common stock	11,224	17,340
Proceeds from issuance of convertible preferred stock, net of issuance costs	664	—
Proceeds from issuance of warrants	—	1
Net cash provided by financing activities	11,765	22,537
Net (decrease) increase in cash	(4,759)	5,246
Cash, beginning of year	5,517	271
Cash, end of year	$758	$5,517

 The accompanying notes are an integral part of these statements.

xG TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS – (continued)

(IN THOUSANDS)

	Year Ended December 31,
	2014	2013
Supplemental cash flow disclosures of investing and financing activities
Stock issued as payment of fees under the $15M purchase agreement	$294	$—
Stock issued as payment of bonus	272	—
Derivative liability in connection with conversion option and warrants	270	—
Stock issued as payment for interest on convertible note	180	180
Reclassification of inventory to fixed asset	163	—
Reclassification of fixed asset to inventory	—	293
Stock issued as payment of fees on convertible preferred stock	17	—
Conversion of note payable	—	15,000
Conversion of convertible bridge loan payable including interest and fees	—	9,023
Interest and fees refinanced under the bridge loan	—	5,408
Due to related party refinanced under the bridge loan	—	1,393
Related party amount refinanced under the bridge loan	—	1,013
Capital lease obligation for property and equipment	—	370

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

2 — GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. At December 31, 2014, the Company has an accumulated deficit of $170.5 million and a net loss of approximately $19.0 for year then ended. On March 1, 2015, the Company announced that it implemented cost reduction initiatives that included a decrease in the Company’s workforce and other expense reductions which should decrease the monthly cash burn. As of the date of this filing, the Company believes it has sufficient liquidity to fund operations through May 2015. To date, the Company is experiencing long sales cycles in the areas that have potential for near term revenue, most notably, in the first responder, public safety, military and rural telco markets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If the Company is unable to raise additional capital and or close on some of its revenue producing opportunities in the near term, the carrying value its assets may be impacted and it may be material. The financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Concentrations of Credit Risk for Cash

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company’s credit risk is primarily attributable to its cash and account receivables. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts through December 31, 2014. For customers, management assesses the credit quality of the customer, taking into account its financial position, past experience and other factors.

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

The Company’s software is inherently complex and may contain defects and errors that are only detectable when the products are in use. Such defects or errors could have a serious impact on our end customers, which could damage our reputation, harm our customer relationships and expose the Company to liability. Defects in the Company’s software could adversely affect our ability and that of our customers to ship products on a timely basis as well as customer or licensee demand for our products. Any such delays or declines in demand could reduce the Company’s revenues and harm our ability to achieve or

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

sustain desired levels of profitability. The Company and its customers may also experience component or software failures or defects that could require significant product recalls, rework and/or repairs that are not covered by warranty reserves. In 2014, the Company began developing a new product, the CN3200 Dual Band Routing Modem (‘‘CN3200’’), formerly known as the xRM modem. On September 30, 2014, the Company received certification from the U.S. Federal Communications Commission in connection with the CN3200. Intellectual property is embedded in proprietary software algorithms that offer cognitive spectrum access and interference mitigation solutions.

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

Impairment of Long-Lived Assets

Long lived assets including certain intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment of intangible assets amounted to $0 and $37,000 for the years ended December 31, 2014 and 2013, respectively. Impairment of property and equipment amounted to $0 and $896,000 for the years ended December 31, 2014 and 2013, respectively.

Allowance for Doubtful Accounts

In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the customer, the Company will make a best estimate of probable or potential losses in accounts receivable balance using the allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made based on current available evidence and historical experience. Allowance for doubtful accounts were $30,000 and $16,000 for the years ended December 31, 2014 and 2013, respectively. The Company wrote off $257,000 and $0 of accounts receivable to bad debt expense for the years ended December 31, 2014 and 2013, respectively.

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

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Development Expenses

Development expenses consist primarily of salaries and related costs for technical and programming personnel, are expensed as incurred and were $7,597,000 and $5,468,000 for the years ended December 31, 2014 and 2013, respectively.

Accounting for Warrants to Purchase Common Stock

Warrants for the purchase of common stock in connection with the Series A Convertible Preferred Stock are carried at fair value and reported as a derivative liability on the accompanying balance sheets. Upon certain fundamental events the warrants could be redeemed at the option of the holder at fair market value estimated using Black Scholes. Changes in the fair value of warrants for the purchase of Series A Convertible Preferred Stock are included in other income (expense) in the statements of operations.

Accounting for Derivative Instruments

The conversion feature was bifurcated from the Series A Preferred Stock as it was not considered to be clearly and closely related to the host agreement. The conversion feature had terms that require derivative liability classification on the balance sheet which is carried at fair value. Changes in the fair value of Convertible Feature for the purchase of the Series A Convertible Preferred Stock are included in other income (expense) on the statements of operations.

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

The Company files a U.S. federal and state income tax return. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in finance income (expense), net in the Statements of Operations. There were no liabilities recorded for uncertain tax positions at December 31, 2014 and 2013.

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

Earnings Per Share

Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible stock, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of December 31, 2014 and 2013. At December 31, 2014 and 2013 approximately 6.95 million and 5.29 million shares underlying the convertible debentures, options and warrants were anti-dilutive.

Warranty Reserve

Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve for the fiscal year ending December 31, 2014 and 2013 was $9,000 and $8,000, respectively.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash	$758,000	$—	$—	$758,000
Liabilities:
Convertible note payable	$—	$29,000	$—	$2,000,000
Preferred stock -conversion feature	$—	$—	$150,000	$150,000
Preferred stock -warrants	$—	$—	$120,000	$120,000

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash	$5,517,000	$—	$—	$5,517,000
Liabilities:
Convertible note payable	$—	$90,000	$—	$2,000,000

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

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

4 — INVENTORY

Inventories included in the accompanying balance sheet are stated at the lower of cost or market as summarized below:

	December 31, 2014	December 31, 2013
Raw materials consisting of purchased parts, components and supplies	$2,084,000	$2,461,000
Finished goods	2,186,000	455,000
Sub-total inventories	4,270,000	2,916,000
Less inventory reserve	(200,000)	—
Total inventory – net	$4,070,000	$2,916,000

Based upon the Company’s analysis of the lower of cost or market, the Company recorded a reserve for inventory of $200,000 and $0 as of December 31, 2014 and 2013. The Company wrote-off $159,000 and $0 of inventory for the years ending December 31, 2014 and 2013, respectively.

5 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2014	December 31, 2013
Accounts receivable	$252,000	$324,000
Accounts receivable – related party (see note 17)	480,000	480,000
	732,000	804,000
Net allowance for doubtful accounts	(30,000)	(16,000)
Net accounts receivable	$702,000	$788,000

The Company wrote off $257,000 and $0 of accounts receivable to bad debt expense for the years ended December 31, 2014 and 2013, respectively.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life (years)	December 31,
		2014	2013
Cost:
Furniture and equipment	3 – 7 years	$2,930,000	$2,633,000
Accumulated depreciation		(2,114,000)	(1,827,000)
Property and equipment, net		$816,000	$806,000

Depreciation of property and equipment amounted to $287,000 and $393,000 for the years ended December 31, 2014 and 2013, respectively. The Company reclassified inventory totaling $163,000 into equipment in 2014.

Impairment of property and equipment amounted to $0 and $896,000 for the years ended December 31, 2014 and 2013, respectively. The impairment charge of $896,000 in 2013 was related to hardware with a cost of $2,193,000 and an accumulated depreciation of $1,297,000.

7 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses
	Cost	A.A.	Cost	A.A.	Total
Balance as of December 31, 2012	$12,226,000	$(1,261,000)	$12,272,000	$(5,629,000)	$17,608,000
Additions	2,562,000	—	39,000	—	2,601,000
Impairments	—	—	(36,000)	—	(36,000)
Amortization	—	(1,313,000)	—	(664,000)	(1,977,000)
Balance as of December 31, 2013	$14,788,000	$(2,574,000)	$12,275,000	$(6,293,000)	$18,196,000
Additions	1,667,000	—	103,000	—	1,770,000
Impairments	—	—	—	—	—
Amortization	—	(2,920,000)	—	(664,000)	(3,584,000)
Balance as of December 31, 2014	$16,455,000	$(5,494,000)	$12,378,000	$(6,957,000)	$16,382,000

Amortization of intangible assets amounted to $3,584,000 and $1,977,000 for 2014 and 2013, respectively. The total cost basis of intangible assets at December 31, 2014 was $28.8 million which consists of $26.9 million of costs that are subject to amortization at December 31, 2014 and $1.9 million of assets that are not subject to amortization at December 31, 2014.

Software Development Costs:

At December 31, 2014 the Company has capitalized a total of $16.5 million of software development costs. Included in the capitalized costs is $1.8 million of costs associated with enhancement of the xMax cognitive radio products. These costs are not being amortized considering that the enhancement is not yet incorporated in products and available for sale. The Company recognized amortization of software development costs available for sale of $2.9 million and $1.3 million in 2014 and 2013, respectively.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

7 — INTANGIBLE ASSETS  – (continued)

Patents & Licenses:

At December 31, 2014 the Company has capitalized a total of $12.4 million of patents & licenses. Included in the capitalized costs is $12.3 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.7 million of amortization expense related to patents and licenses in each of the years ended December 31, 2014 and 2013.

Estimated amortization expense for the succeeding five years is as follows:

2015	$3,589,000
2016	3,037,000
2017	2,980,000
2018	2,179,000
2019 and thereafter	2,679,000
$14,464,000

8 — OBLIGATION UNDER CAPITAL LEASE

The future minimum payments for capital leases as at December 31, 2014 are as follows:

2015	$125,500
Total minimum lease payments	125,500
Less amount representing interest	(2,500)
Present value of the net minimum lease payments	123,000
Less obligations under capital lease maturing within one year	123,000
Long-term portion of obligations under capital lease	$—

The interest rate on the capital lease agreement is 4% annually.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

9 — CONVERTIBLE NOTE PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating the infrastructure agreement. The $2 Million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of December 31, 2014, $2 million of principal balance was outstanding under the $2 million Convertible Note. The accrued interest was $42,329 and $42,329 at December 31, 2014 and 2013, respectively. On May 7, 2014, the Company issued 34,091 shares in repayment of $90,000 of interest. On November 5, 2014, the Company issued 50,562 shares in repayment of $90,000 of interest.

10 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

December 31,
	2014	2013
Current tax provision
Federal	$—	$—
State	—	—
	—	—
Deferred tax provision
Federal	—	—
State	—	—
	—	—
Income tax provision	$—	$—

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	December 31,
	2014	2013
Statutory Federal income tax rate	35%	35%
State and local taxes net of Federal benefit	5.50%	5.50%
Permanent differences	(1.90)%	(1.24)%
Valuation allowance	(38.60)%	(39.26)%
Effective tax rate	0%	0%

There were no uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the years ended December 31, 2014 or 2013.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

10 — INCOME TAXES  – (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2014	2013
Deferred tax assets
Net operating loss carry forwards	$53,634,000	$48,122,000
Research and development tax credit carry forwards	1,869,000	1,207,000
Change in fair value of options and warrants	—	—
Accrued expenses	—	96,000
Total deferred tax asset	55,503,000	49,425,000
Valuation allowance	(55,503,000)	(49,425,000)
	$—	$—

Net operating losses (“NOL”) of approximately $132.4 million will expire beginning in 2027 for federal and state purposes. The Company also has research and development credits of approximately $1.9 million which will begin to expire in 2027.

Realization of the NOL carry forwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of December 31, 2014 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied. The federal and state tax returns for the years ending December 31, 2011, 2012 and 2013 are currently open.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — DERIVATIVE LIABILITIES

Series A Convertible Preferred Stock - Conversion Option

On December 30, 2014, the Company entered into a purchase agreement pursuant to which the Company sold to 31 Group, 750,000 of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock are convertible, in whole or in part, at a conversion price equal to the lower of (i) $2.00 or (ii) 85% of the average of the five (5) lowest volume weighted average prices of the common stock during the twenty (20) consecutive trading day period ending the trading day immediately preceding the delivery of the applicable conversion notice. The conversion feature was bifurcated from the Preferred Stock as it was not considered to be clearly and closely related to the host agreement and is accounted for as a derivative liability.

Warrants to Purchase Common Stock

In connection with the issuance of Series A Convertible Preferred Stock, the Company issued warrants to purchase up to 375,000 shares of Common Stock (the “Warrants”). The Warrants have an exercise price of $2.00 per share (the “Exercise Price”). Warrants covering up to 375,000 shares of Common Stock are exercisable at any time on or before December 31, 2019. The Warrants are accounted for as derivative liability as they can be redeemed by the holder for fair market value upon certain fundamental transactions.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities for the year ended December 31, 2014:

Balance at beginning of year	$-
Additions to conversion option derivative liability at December 30, 2014	150,000
Additions to warrant derivative liability at December 30, 2014	120,000
Change in fair market value of the derivative liabilities	-
Balance at end of year	$270,000

These instruments were valued using pricing models that incorporate the price of a share of Common Stock, volatility, risk free rate, dividend rate and estimated life. The Company computed the fair value using the Black-Scholes model as of December 30, 2014. There was no change in fair value of the instruments at December 31, 2014.

The following are the key assumptions used in connection with the valuation of the conversion option on the date of issuance and at December 31, 2014:

Number of shares convertible into	750,000
Fair market value of stock	$0.51
Conversion Price	$0.57
Volatility	131%
Risk-free interest rate	0.13%
Expected dividend yield	0%
Life of Convertible Preferred Stock (year)	1

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — DERIVATIVE LIABILITY  – (continued)

Number of shares underlying the Warrants	375,000
Fair market value of stock	$0.51
Exercise Price	$2.00
Volatility	112.9%
Risk-free interest rate	0.96%
Expected dividend yield	0%
Warrant life (years)	5

The risk-free rate is based on the rate for the U.S. Treasury note over the expected terms. The expected term is the full term of the warrant and preferred stock. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on London Stock Exchange’s AIM Market to the date of the grant.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

12 — Preferred Stock

In March 2013, by approval of the majority of the shareholders, the Company was authorized to issue 10,000,000 shares of “Blank Check” preferred stock, par value $0.00001 per share. On December 30, 2014, 3,000,000 shares were designated as authorized Series A Convertible Preferred Stock.

Series A Convertible Preferred Stock

On December 30, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 31 Group, LLC (“31 Group”) pursuant to which the Company sold to 31 Group, for a purchase price of $750,000, 750,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase 375,000 shares of common stock. The Company also issued to 31 Group 33,142 shares of common stock in consideration of 31 Group’s execution and delivery of the Purchase Agreement (the “Commitment Shares”). The offer and sale of the Series A Preferred Stock, the common stock issuable upon conversion of the Series A Preferred Stock and the Commitment Shares were made pursuant to the Shelf Registration Statement.

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $2.00 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

Holder Optional Redemption after Maturity Date

At any time from and after the tenth business day prior to the maturity date, December 30, 2015, any holder may require the Company to redeem all or any number of Series A Preferred Stock held by such holder at a purchase price equal to 105% of the conversion amount.

Ranking

The Series A Preferred Stock will rank with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company senior to all of the Company’s common stock and other classes of capital stock, unless the holders of a majority of the outstanding shares of Series A Preferred Stock consent to the creation of parity stock or senior preferred stock.

Liquidation Preference of Series A Preferred Stock

Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, before the payment of any amount to the holder of shares of junior stock, but pari passu with any parity stock, the holders of Series A Preferred Stock are entitled to receive an amount equal to the greater of (i) the stated value of the Series A Preferred Stock or (ii) the amount the holder of Series A Preferred Stock would receive if such holder converted the Series A Preferred Stock into common stock immediately prior to the date of the liquidation event, including accrued and unpaid dividends.

Dividends on Series A Preferred Stock

Holders of Series A Preferred Stock shall be entitled to receive from the first date of issuance of the Series A Preferred Stock cumulative dividends at a rate of 7.0% per annum on a compounded basis. The Company shall have the right to pay dividends in cash or shares of common stock on the Maturity Date or in cash on any applicable redemption date or, with respect to Series A Preferred Stock subject to conversion into common stock, as part of the conversion amount.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

12 — Preferred Stock  – (continued)

Redemption of Series A Preferred Stock

Upon the occurrence of certain triggering events as defined in the certificate of designation, the holder of Series A Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Series A Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by 85% of the average of the five (5) lowest volume weighted average prices of the common stock during the twenty (20) consecutive trading day period ending the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series A Preferred Stock.

Upon the occurrence of a change in control of the Company, a holder of Series A Preferred Stock shall have the right to require the Company to redeem all or any portion of the Series A Preferred Stock at a price equal to 125% of the stated value of the Series A Preferred Stock. In addition, so long as certain conditions do not exist (including the Company shall have timely delivered any Common Stock upon the conversion of the Series A Preferred Stock), then the Company shall have the right to redeem all, but not less than all, of the Series A Preferred Stock outstanding in cash at a price equal to the sum of (i) 125% of the stated value of the Series A Preferred Stock and (ii) all accrued and unpaid dividends thereon.

At any time from and after the tenth (10) business day prior to the date of maturity, a holder of the Series A Preferred Stock may require the Company to redeem all or any number of Series A Preferred Stock shares held by such holder at a purchase price equal to 105% of the conversion amount of such Series A Preferred Stock shares.

Conversion Rights of Preferred Stock

A holder of Series A Preferred Stock shall have the right to convert the Series A Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to the lower of (i) $2.00 or (ii) 85% of the average of the five (5) lowest volume weighted average prices of the Common Stock during the twenty (20) consecutive trading day period ending the trading day immediately preceding the delivery of the applicable conversion notice (as adjusted for stock splits, share combinations and similar transactions).

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

12 — Preferred Stock  – (continued)

Fundamental Transaction

The Company shall use its commercially reasonable efforts to not enter into a “fundamental transaction” unless the successor entity assumes the obligations of the Company under the Certificate of Designations and the successor entity (including its parent entity) is a publicly traded company whose shares of common stock are quoted or listed on an eligible national securities exchange. Upon a change of control of the Company, a holder of Series A Preferred Stock shall have the right to require the Company to redeem all or any portion of the Series A Preferred Stock at the applicable premium redemption price. A fundamental transaction is a transaction in which (i) the Company, directly or indirectly, in one or more related transactions, (a) consolidates or merges with or into any other entity (except where the Company is the surviving entity), (b) sells, leases, licenses, assigns, transfers, conveys or otherwise disposes of all or substantially all of its properties or assets to any other entity, (c) allows any other entity to make a purchase, tender or exchange offer that is accepted by such holders of more than 50% of the outstanding shares of voting stock of the Company (not including any shares of voting stock of the Company held by the entity making or party to, or associated or affiliated with the entity making or party to, such purchase, tender or exchange offer), or (d) consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with any other entity whereby such other entity acquires more than 50% of the outstanding shares of voting stock of the Company (not including any shares of voting stock of the Company held by the other entity making or party to, or associated or affiliated with the other entity making or party to, such stock or share purchase agreement or other business combination), or (e) reorganizes, recapitalizes or reclassifies the Common Stock (which shall not include a reverse stock split), or (ii) any “person” or “group” (as these terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and the rules and regulations promulgated thereunder) is or shall become the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% of the aggregate ordinary voting power represented by issued and outstanding voting stock of the Company.

Voting Rights

Holders of Series A Preferred Stock shall have no voting rights.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — EQUITY

April 2014 Offering

On April 22, 2014, the Company closed an underwritten public offering of 5,265,000 shares of common stock, , at a purchase price to the public of $1.90 per share, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $8,816,000. Roth Capital Partners and Feltl and Company acted as underwriters for the offering.

Reduction in Authorized Shares

On June 11, 2014, the Board approved a resolution to amend the Corporation’s Certificate of Incorporation, declaring said resolution to be advisable, and calling for the submission of the following resolution to the shareholders to authorize the Board to decrease the number of authorized shares of common stock from 300,000,000 shares to 100,000,000 shares.

Purchase Agreements and Registration Rights Agreement with Lincoln Park

$1,000,000 Purchase Agreement

On September 22, 2014, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund( “Lincoln Park”), pursuant to which we offered 500,000 shares of common stock to Lincoln Park at a price of $2.00 per share, for an aggregate purchase price of $961,000 net of expenses. The closing of the transaction occurred on September 24, 2014. The Company issued the 500,000 shares of common stock pursuant to the Company’s registration statement on Form S-3 that was declared effective on August 31, 2014 (the “Shelf registration Statement’).

$15,000,000 Purchase Agreement

On September 19, 2014, the Company entered into a Purchase Agreement (the “$15M Purchase Agreement”) and a registration rights agreement with Lincoln Park. In consideration for entering into the transaction, the Company issued 175,000 shares of its common stock to Lincoln Park as a commitment fee upon execution of the $15M Purchase Agreement. The Company recorded $346,000 as a prepaid expense based upon a stock price of $1.98 on the date of issuance. Lincoln Park also agreed to purchase up to $15,000,000 of shares of common stock over the 24-month term of the $15M Purchase Agreement.

The $15M Purchase Agreement provides that, from time to time over the term of the $15M Purchase Agreement, on any business day, as often as every other business day, and at its sole discretion, the Company may require Lincoln Park to purchase up to 100,000 shares of common stock (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 150,000 shares of common stock provided that the closing sale price of common stock is not below $2.00 on the purchase date, (ii) a Regular Purchase may be increased to up to 200,000 shares of common stock provided that the closing sale price of common stock is not below $2.50 on the purchase date and (iii) a Regular Purchase may be increased to up to 250,000 shares of common stock provided that the closing sale price of common stock is not below $3.00 on the purchase date; and provided, further, that the aggregate price of any Regular Purchase shall not exceed $1,000,000. The Company may not sell any shares of its common stock as a Regular Purchase on a date in which the closing sale price of its common stock is below $1.50. The purchase price for Regular Purchases shall be equal to the lesser of (i) the lowest sale price of common stock on the purchase date and (ii) the average of the three (3) lowest closing sale prices of common stock during the ten (10) business days prior to the purchase date, as reported on the NASDAQ Capital Market.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — EQUITY  – (continued)

The Company also has the right, at its sole discretion, to require Lincoln Park to make an accelerated purchase on the business day following the purchase date of a Regular Purchase in an amount up to the lesser of (i) 200% of the number of shares of common stock purchased as a Regular Purchase and (ii) 30% of the trading volume of common stock on such accelerated purchase date, provided that the closing price of common stock equals or exceeds $1.50 on such accelerated purchase date, as reported on the NASDAQ Capital Market. The purchase price per share of common stock for any accelerated purchase will be equal to the lesser of (i) the closing sale price of common stock on the accelerated purchase date and (ii) 95% of the volume weighted average price of common stock on the accelerated purchase date.

On October 3, 2014, the Company filed a registration statement on Form S-1 with the SEC to register 4,782,906 shares of the Company’s common stock for sale to Lincoln Park under the $15M Purchase Agreement and 175,000 shares of common stock issued to Lincoln Park on September 19, 2014 as a commitment fee. On October 20, 2014, the SEC declared this registration statement effective.

As of December 31, 2014, the Company has drawn down $145,000 and issued 100,000 shares of common stock under the $15M Purchase Agreement. The Lincoln Park prepaid expense was $294,000 as of December 31, 2014, representing a decrease of $52,000 from the initial recording of $346,000. The Company is amortizing the prepaid balance to additional paid in capital on a straight line basis over the term of the agreement.

$1,331,500 Purchase Agreement

On November 25, 2014, the Company entered into a purchase agreement, pursuant to which the Company sold to Lincoln Park, certain officers and directors of the Company (the “Affiliate Purchasers”) and certain other investors (the “Other Investors”) an aggregate of $1,331,500 of the Company’s common stock,. The Company received net proceeds of $1,311,500 after deducting $20,000 in expenses associated with the purchase agreement. Pursuant to the Purchase Agreement, Lincoln Park purchased 500,000 shares of Common Stock at a purchase price of $1.25 per share, the Affiliate Purchasers purchased 245,984 shares of Common Stock at a purchase price of $1.37 per share and the Other Investors purchased 295,600 shares of Common Stock at a purchase price of $1.25 per share pursuant to the Company’s Shelf Registration Statement.

Equity Distribution Agreement with Roth Capital Partners, LLC

On November 18, 2014, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company may sell from time to time up to $10,000,000 of shares of common stock (the “Shares”), through Roth (the “Offering”). The Equity Distribution Agreement was amended on December 29, 2014 to change the amount of the Offering to up to $1,000,000. Effective February 23, 2015, the Company terminated the Equity Distribution Agreement with Roth.

Issuance of common stock to 31 Group

On December 30, 2014, the Company issued 33,142 shares of its common stock in consideration of 31 Group’s execution and delivery of the Purchase Agreement (See Note 12 – Series A Convertible Preferred Stock).

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — EQUITY  – (continued)

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

A summary of the Company’s historical stock option plan activity as of December 31, 2014 is as follows:

Plan Name	Options Authorized	Options Granted	Shares Exercised	Shares Forfeited/Expired	Options Outstanding
2004	142,857	142,857	67,460	46,823	28,574
2005	142,857	142,857	10,000	58,572	74,285
2006	314,285	310,102	6,304	72,238	231,560
2007	28,571	25,714	—	4,285	21,429
2009	285,714	358,440	10,041	113,113	235,286
2013	906,291	413,225	—	45,550	367,675
Total	1,820,575	1,393,195	93,805	340,581	958,809

Under ASC 718, the weighted average fair value of options granted was $1.22 and $1.99 for options granted in 2014 and 2013, respectively. Each option is estimated on the date of grant, using the Black-Scholes model and the following assumptions (all in weighted averages):

	2014	2013
Exercise price	$1.42	$2.43
Volatility	118%	109%
Risk-free interest rate	1.63%	1.37%
Expected dividend yield	0%	0%
Expected term (years)	6	6

The risk-free rate is based on the rate for the U.S. Treasury note over the expected term of the option. The expected term for employees represents the period of time that options granted are expected to be outstanding using the simplified method, for non-employee options the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on London Stock Exchange’s AIM Market to the date of the grant. The forfeiture rate is based on historical data related to prior option grants, as we believe such historical data will be similar to future results.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — EQUITY  – (continued)

A summary of the status of the Company’s stock option plans for the years ended December 31, 2014 and 2013 is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Options Outstanding January 1, 2013	700,903	$38.15
Granted	334,161	2.43
Exercised	—	—
Forfeited or Expired	(52,084)	13.16
Options outstanding, December 31, 2013	982,980	28.05
Exercisable, December 31, 2013	571,261	$44.79
Options Outstanding, January 1, 2014	982,980	$28.05
Granted	107,600	1.42
Exercised	—	—
Forfeited or Expired	(131,771)	15.87
Options outstanding, December 31, 2014	958,809	26.68
Exercisable, December 31, 2014	656,123	$37.60

Summary information regarding the options outstanding and exercisable at December 31, 2014 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in shares)	Weighted Average Exercise Price
$1.05 – 8.05	474,610	8.41	$2.94	204,695	$4.73
8.40 – 23.80	223,074	5.06	14.74	190,303	14.74
35.00 – 70.00	235,277	1.19	68.83	235,277	68.83
122.50 – 288.75	25,848	2.02	181.98	25,848	181.98
	958,809			656,123

Under the provisions of ASC 718, the Company recorded approximately $625,000 and $796,000 of stock based compensation expense for the years ended December 31, 2014 and 2013, respectively. Stock based compensation for employees was approximately $305,000 and $421,000 and stock based compensation expense for non-employees was approximately $320,000 and $375,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, there was approximately $0.6 million and $1.2 million, respectively, of unrecognized compensation cost related to non-vested options under the plans.

In 2014 and 2013, no options were exercised. The intrinsic value of options exercisable at December 31, 2014 and 2013 was $0 and $0, respectively. The total fair value of shares vested during 2014 and 2013 was $830,000 and $846,000, respectively.

We had approximately $0.6 million of unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, as of December 31, 2014, which we expect to be recognized over the next three years.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — EQUITY  – (continued)

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

A summary of the warrant and option activity is as follows:

	Number of Options/Warrants (in Shares)	Weighted Average Exercise Price
Warrants Outstanding January 1, 2013	594,285	$25.90
Granted	3,652,669	6.61
Exercised	(858)	0.35
Forfeited or Expired	—	—
Warrants Outstanding, December 31, 2013	4,246,096	6.53
Exercisable, December 31, 2013	4,246,096	$6.53
Warrants Outstanding, January 1, 2014	4,246,096	$6.53
Granted	375,000	2.00
Exercised	—	—
Forfeited or Expired	—	—
Warrants Outstanding, December 31, 2014	4,621,096	6.16
Exercisable, December 31, 2014	4,621,096	$6.16

Summary information regarding the warrants as of December 31, 2014 is as follows:

Exercise Price	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)
$0.35	70,726	3.65
$2.00	375,000	5.00
$2.19	171,450	3.89
$5.50	571,428	1.13
$6.87	3,266,778	3.66
$7.87	14,286	0.28
$8.75	142,857	3.04
$35.00	8,571	2.20
Exercisable, December 31, 2014	4,621,096

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

14 — RETIREMENT PLAN

The Company has a 401(k) plan for all full–time employees who have attained the age of 21 and completed 90 days. The Company does not provide any match for the 401(k).

15 — COMMITMENTS

The Company’s office rental, deployment sites and warehouse facilities expenses aggregated approximately $437,000 and $304,000 of which $0 and $83,000 was capitalized during the years ended December 31, 2014 and 2013, respectively. The leases will expire on different dates from 2015 through 2019. The company also entered into contract agreements with one of its principal vendors to provide parts for production totaling $1,634,000. Total obligation of purchasing parts under contractual agreements, minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Year Ending December 31,
2015	$2,069,000
2016	217,000
2017	84,000
2018	87,000
2019	66,000
$2,523,000

The Company has an employment agreement with its CEO, John Coleman, for a term of three years with automatic renewals unless terminated. Mr. Coleman’s agreement was effective on August 1, 2011. It provides that he will receive a salary of no less than $250,000 per year, subject to annual increases as determined by the Board. In addition, he is entitled to incentive compensation not to exceed two times his base salary. The incentive compensation is payable in shares of common stock at the Company’s discretion. He is also entitled to participate in all other benefits that the Company may provide to other senior executives. The agreement contains a non-compete and non-solicitation agreement.

On February 17, 2015, John Coleman resigned from his position of Chief Executive Officer effective immediately. Mr. Coleman’s resignation was not a result of any disagreements with the Company. Mr. Coleman will stay on the xG Board and manage the governmental/expeditionary portions of the business.

In connection with this transition, on February 17, 2015, the Company’s Board of Directors (the “Board”) appointed George Schmitt, the Company’s Executive Chairman, to the role of Chief Executive Officer. Mr. Schmitt will perform the services and duties that are normally and customarily associated with the Chief Executive Officer position, as well as other duties as the Board reasonably determines.

16 — CONCENTRATIONS

During the year ended December 31, 2014, the Company recorded sales to two customers of $204,000 (32%) and $100,000 (16%) in excess of 10% of the Company’s total sales. The Company also recorded consulting revenue of which $200,000 (32%) came from one customer.

At December 31, 2014, approximately 97% of net accounts receivable was due from four customers broken down individually as follows; $289,000 (41%), $190,000 (27%), $172,000 (24%) and $33,000 (5%).

During the year ended December 31, 2014, approximately 33% of the inventory purchases were derived from three vendors broken down individually as follows; $239,000 (13%), $188,000 (10%) and $178,000 (10%).

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

17 — RELATED PARTY TRANSACTIONS

MBTH - Due to Related Party

As of December 31, 2014, MBTH owned approximately 24% of the Company’s outstanding shares. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Executive Chairman, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH.

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $300,000 and $0, respectively, for the year ended December 31, 2014 and 2013. During the year ended December 31, 2014, the Company paid $225,000 of the fees under the Management Agreement and the remaining $75,000 was included in due to related parties at December 31, 2014.

During the year ended December 31, 2014, MBTH did not fund any additional liabilities on behalf of the Company under the 2011 assumption of liability agreement with MBTH. During the year ended December 31, 2014, the Company repaid MBTH $280,000 for liabilities previously paid by MBTH and the balance due to MBTH under the 2011 assumption of liability agreement was $931,000 as of December 31, 2014 which is included in due to related parties.

The Company agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company or arranges a merger, consolidation or sale by the Company of substantially all of the assets. On February 24, 2015, MBTH invoiced the Company for $700,000 in fees associated with equity financings through April 16, 2014 at a rate of 3% per financing less certain discounts. The Company also accrued for an additional fee of approximately $109,000 for equity financings between April 17, 2014 and December 31, 2014. The balance of $809,000 was recorded as an expense in general and administrative expenses and included in due to related parties.

In December 2014, MBTH loaned the Company $50,000 for payroll related expenses. This balance was included in due to related parties.

George Schmitt- Due to Related Party

On December 30, 2014, the Company received a $245,000 loan from George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. This amount was recorded in due to related parties.

Deferred Revenue

On October 16, 2013, the Company completed the first delivery of xMax comprehensive cognitive radio system, shipping equipment and providing engineering services required to fulfill the $179,000 purchase order that was received from rural broadband provider Walnut Hill Telephone Company on November 26, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Walnut Hill Telephone Company. Given that Larry Townes was a director of xG Technology, at the time of the purchase order, the sale of equipment to Walnut Hill Telephone Company was, at the time it was entered into, considered to be a related party transaction. Due to Walnut Hill Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of December 31, 2014.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

17 — RELATED PARTY TRANSACTIONS  – (continued)

On December 16, 2013, the Company sold xMax comprehensive cognitive radio system to Haxtun Telephone Company for $301,000 to fulfill a purchase order that was received on November 24, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Haxtun Telephone Company. Given that Larry Townes was a director of xG Technology, at the time of the purchase order, the sale of equipment to Haxtun Telephone Company was, at the time it was entered into, considered to be a related party transaction. Due to Haxtun Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction is considered deferred revenue as of December 31, 2014.

Any transactions subsequent to Larry Townes resigning will not be considered related party transactions.

Mooers Branton & Co. Incorporated

On March 2, 2006, the Company entered into a management agreement (the “MBC Management Agreement”) with Mooers Branton & Co. Incorporated (“MBC”), a Florida corporation, pursuant to which MBC agreed to provide certain management and financial services to the Company for a monthly fee of $80,000. The MBC Management Agreement was terminated on January 1, 2014. The Company incurred fees related to the MBC Management Agreement of $0 and $720,000, respectively, for the year ended December 31, 2014 and 2013. MBC is beneficially controlled and operated by Richard Mooers, a director and Roger Branton, the Chief Financial Officer, of the Company.

18 — CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the years ended December 31, 2014 and 2013, the Company did not have any legal actions pending.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

19 — SUBSEQUENT EVENTS

Conversions and Balances of Outstanding Series A Preferred Stock

As of March 27 2015, $750,000 of the Series A Convertible Stock and $52,500 in dividends have been converted into 2,392,465 shares of common stock. As of March 27, 2015, all outstanding shares of the Series A Convertible Preferred Stock have been fully converted.

Short Term Loans

On January 8, 2015, the Company repaid $100,000 of the $245,000 due to related party balance owed to George Schmitt.

On January 29, 2015 and February 13, 2015, the Company received an aggregate of $700,000 from certain family members of George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. This amount was recorded as a short term loan in due to related parties. On February 23, 2015, George Schmitt transferred the balance of his $145,000 loan to certain family members bringing the total the Company owed to certain family members to $845,000. The $845,000 loan was settled through the issuance of 845,000 shares of Series B Preferred Stock, 53,095 shares of common stock and warrants with respect to 422,500 underlying shares of common stock exercisable for five years at a price of $2.00 per share.

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $2.00 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

$350,000 Purchase Agreement

On February 11, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to 31 Group, 350,000 of the Company’s Series B Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) and warrants to purchase 175,000 shares of the Company’s common stock for a purchase price of $350,000. The Company also issued 24,619 shares of its common stock in consideration of 31 Group’s execution and delivery of the purchase agreement (the “Commitment Shares”). The Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $2.00 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

Series B Preferred Stock

The Series B Preferred Stock rank pari passu with our Series A Preferred Stock with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company and have the same terms and preferences as the Series A Preferred Stock except for the following:

Conversion Rights of Series B Preferred Stock. A holder of Series B Preferred Stock shall have the right to convert the Series B Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to the lower of (i) $2.00 or (ii) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice (as adjusted for stock splits, share combinations and similar transactions).

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

19 — SUBSEQUENT EVENTS  – (continued)

Conversions and Balances of Outstanding Series B Preferred Stock

As of March 27 2015, $945,000 of the Series B Convertible Stock and $66,150 in dividends have been converted into 2,677,010 shares of our common stock. As of March 27, 2015, $250,000 of the Series B Preferred Stock remains outstanding.

$1,800,000 Purchase Agreement

On February 24, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to institutional investors, 1,800,000 of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (the “Series C Preferred Stock”) and warrants to purchase 900,000 shares of the Company’s common stock for a purchase price of $1,800,000. The Company also issued 118,631 shares of its common stock in consideration of the investors’ execution and delivery of the purchase agreement (the “Commitment Shares”). The Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $2.00 per share. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

Series C Preferred Stock

The Series C Preferred Stock rank pari passu with our Series A Preferred Stock and our Series B Preferred Stock with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company and have the same terms and preferences as the Series A and Series B Preferred Stock except for the following:

Conversion Rights of Series C Preferred Stock. Upon the occurrence of certain triggering events (including the Preferred Stock or common stock underlying the Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against the Company shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by the Company), the holder of Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by the lower of (x) $2.00 or (y) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Preferred Stock.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

19 — SUBSEQUENT EVENTS  – (continued)

On each of March 12, 2015, March 24, 2015, April 12, 2015 and April 24, 2015, upon the Company’s failure to met certain conditions (including the Company’s common stock failing to maintain a minimum trading price and the common stock failing to maintain certain trading volumes) during the period between the initial issuance date of the Preferred Stock and the relevant determination date, the holders of Preferred Stock shall have the right to require the Company, by written notice, to redeem in cash up to $300,000 of the Preferred Stock, at a price equal to the sum of (i) the stated value of Preferred Stock to be redeemed multiplied by 105% (for redemptions occurring within the first thirty days of the initial issuance date) or 110% (for redemptions occurring during the period between thirty and sixty days of the initial issuance date) plus (ii) all accrued and unpaid dividends thereon until the date of the redemption.

Conversions and Balance of Outstanding Series C Preferred Stock

As of March 27, 2015, $168,224 of the Series C Convertible Stock and $11,776 in dividends have been converted into 684,220 shares of our common stock. As of March 27, 2015, $1,631,776 of the Series C Preferred Stock remains outstanding.

Delisting Notice

On February 9, 2015, the Company received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) relating to the minimum bid requirements as the Company’s closing bid price was below $1.00 per share for the previous thirty (30) consecutive business days.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day compliance period, or until August 10, 2015, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during the 180 calendar day grace period.

If the Company is not in compliance by August 10, 2015, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirements. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

The Company intends to monitor its closing bid price for its common stock between now and August 10, 2015, and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

19 — SUBSEQUENT EVENTS  – (continued)

Management Transition

Effective January 6, 2015, the board of directors of the Company appointed General James T. Conway as a member of the Board, filling the vacant seat on the Board.

On February 17, 2015, John Coleman resigned from his position of Chief Executive Officer effective immediately. Mr. Coleman’s resignation was not a result of any disagreements with the Company. Mr. Coleman will stay on the xG Board and manage the governmental/expeditionary portions of the business.

In connection with this transition, on February 17, 2015, the Company’s Board of Directors (the “Board”) appointed George Schmitt, the Company’s Executive Chairman, to the role of Chief Executive Officer. Mr. Schmitt will perform the services and duties that are normally and customarily associated with the Chief Executive Officer position, as well as other duties as the Board reasonably determines.

Equity Distribution Agreement

On February 24, 2015, the Company delivered notice to Roth Capital Partners, LLC (“Roth”) terminating the Equity Distribution Agreement effective as of February 23, 2015. The Company previously entered into the Equity Distribution Agreement with Roth on November 19, 2014 and amended on December 30, 2014. The Company also filed a supplement to the Prospectus Supplement terminating the offering with respect to the $1,000,000 of the Company’s common stock issuable to Roth under the Equity Distribution Agreement. No shares of the Company’s common stock were sold to Roth by the Company during the term of the Equity Distribution Agreement.

Issuance of common stock to MBTH

On February 24, 2015, the company issued 3,991,131 shares of common stock to MBTH in consideration of converting $1,756,098 owed of the balance due to related parties at a conversion price of $0.44 per share.

Cost Reduction Initiatives

On February 26, 2015, the Company announced that effective March 1, 2015, it will implement cost reduction initiatives that will include a decrease in the Company’s current full, part-time and contracted workforce. These initiatives will result in a reduction in monthly operating expenses to approximately $800,000 – an improvement of over 30 percent.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014(2)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock. (9)
3.1(i)(c)	Certificate of Designations of Series B Convertible Preferred Stock. (10)
3.1(i)(d)	Certificate of Designations of Series C Convertible Preferred Stock. (11)
3.1(ii)	Amended & Restated Bylaws (2)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (4)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (5)
4.5	Form of Warrant issued in December 30, 2014 Offering. (9)
4.6	Form of Warrant issued in February 11, 2015 Offering. (10)
4.7	Form of Warrant issued in February 24, 2015 Offering. (11)
10.1	2013 Long Term Incentive Plan (6)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (6)
10.3	Loan Documents Between xG Technology and MB Technology Holdings, LLC (6)
10.4	Form of Securities Subscription Agreement (6)
10.5	Form of Bridge Loan Documents (6)
10.6	2004 Option Plan (6)
10.7	2005 Option Plan (6)
10.8	2006 Option Plan (6)
10.9	2007 Option Plan (6)
10.10	2009 Option Plan (6)
10.11	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (6)
10.12	Sunrise Office Lease (6)
10.13	Treco Documents (6)
10.14	Mats Wennberg Consulting Agreement (6)
10.15	Mats Wennberg Warrant Agreement (6)
10.16	MBC Agreement (6)
10.17	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (7)
10.18	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (7)
10.19	Purchase Agreement, dated as of November 25, 2014, by and between the Company, Lincoln Park and other investors (8)
10.20	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (9)
10.21	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (10)
10.22	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (11)

49

Exhibit Number	Description of Exhibit
14.1	Code of Ethics (12)
23.1	Consent of Friedman LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(2)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(3)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(4)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(5)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(6)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(7)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 12, 2015.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(12)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.

50