Form 10-K/A
period 2014-12-31
xG TECHNOLOGY, INC.
filed 2015-04-14
CIK 1565228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

xG Technology, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed on March 31, 2014 (the “Original Report”) to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  No changes have been made to the Original Report other than the addition of the Part III information.

As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report. The reference on the cover of the Original Filing to the incorporation by reference of portions of the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers and directors and their ages and positions are as follows:

Name of Director	Age	Position	Date First Elected or Appointed
George F. Schmitt	71	Executive Chairman of the Board, Chief Executive Officer and Director	February 4, 2011
Roger G. Branton	48	Chief Financial Officer	August 26, 2002
James Woodyatt	47	President	April 20, 2012
Belinda Marino	55	Secretary	July 18, 2013
John C. Coleman	61	Director	January 19, 2011
Gary Cuccio	69	Director	July 18, 2013
Kenneth Hoffman	59	Director	July 18, 2013
Richard L. Mooers	51	Director	February 4, 2004
Raymond M. Sidney	45	Director	July 18, 2013
General James T. Conway	67	Director	January 6, 2015

George F. Schmitt, Executive Chairman of the Board, Chief Executive Officer and Director

Mr. Schmitt has over 40 years of broad telecom experience in wireless and wireline companies and has built wireless networks in a dozen countries. He is a major investor in xG Technology through his personal holdings and through his holdings in MBTH and became Executive Chairman of the Board on July 19, 2013 while previously serving as a Director since February 4, 2011, and having been the Chief Executive Officer since February 7, 2015. He also previously served as the Chief Executive Officer of MBTH, from December 2010 through December 2013. Mr. Schmitt currently sits on the board of directors of SecureAlert, Culient, and the California Thoroughbred Breeders Association. Mr. Schmitt previously served as a director of TeleAtlas, Objective Systems Integrators, Omnipoint and LHS Group. Mr. Schmitt is a principal of Sierra Sunset II, LLC and served as a former Trustee of St. Mary’s College. In addition, Mr. Schmitt has served as a director of many privately held companies including Voice Objects, Knowledge Adventure, Jungo and Cybergate, among others. Mr. Schmitt has also served as Financial Vice President of Pacific Telesis and chaired the Audit Committees of Objective Systems Integrations and TeleATLAS. Mr. Schmitt received an M.S. in Management from Stanford University, where he was a Sloan Fellow, and a B.A. in Political Science from Saint Mary’s College.

Mr. Schmitt was selected to serve on our board based on his extensive experience with technology and networking companies and broad experience in the telecommunications industry and his status as a significant investor in our company.

Roger G. Branton, Chief Financial Officer

For the past 12 years he has served in a variety of positions with our company since its founding in August 2002. Mr. Branton currently serves as our Chief Financial Officer since inception. He also serves in similar capacities at MBTH, a company he co-founded with Richard Mooers and George Schmitt in 2010. He graduated from West Chester University in Pennsylvania with a Bachelor of Science degree in accounting. He trained as a certified public accountant in 1989.

James Woodyatt, President

Mr. Woodyatt has served as our President since April 20, 2012. He also served as our Deputy Chief Executive Officer from June 2007 to April 20, 2012, at which time James assumed the President title, and as a Director from January 2007 through July 2013. From February 2006 until October 2011, James served as President of Veegoo Holding SA, a company he co-founded in 2006 and as a Managing Director of Veegoo Capital Services SA, a group which is active in business advisory and private equity.

Belinda Marino, Secretary

Mrs. Marino has served secretary since August 2013. Mrs. Marino is also an employee of the Company serving as the Director of Human Resources since 2006. In addition to the above, Mrs. Marino has ongoing responsibilities for functions that include corporate banking activities and corporate governance. Mrs. Marino earned a PHR (Professional in Human Resources) Certificate from the HR Certification Institute in 2009.

John C. Coleman, Director

Mr. Coleman brings to us 35 years of combined experience in expeditionary operations from both government service and the private sector. From June 2010 through February 7, 2015, he served as the Chief Executive Officer and Chief Operating Officer of the Company. From January 2009 to June 2012, he was the Chief Executive Officer of Joint Command and Control Consulting (JC3), a consulting services firm he founded that is focused on the development, integration, and delivery of mature and emerging technologies in support of expeditionary operations, particularly as related to command, control, and communications. In conjunction with its strategic partners, JC3 provides C4ISR-related systems, service, training, and support to expeditionary responders, both civil and military. He also served as a Vice-President of Hunter Defense Technology, a position he held from July 2006 to December 2008. In the thirty years preceding private sector employment, Mr. Coleman served the United States as a U.S. Marine Officer. Defining the character of his service upon retirement, Mr. Coleman was awarded the nation’s Distinguished Service Medal, an honor very rarely and only under exceptional circumstance bestowed to Marines below the rank of General Officer. He retired from the U.S. Marine Corp as a Colonel. He possesses top secret clearance which gives him access to several of our major markets. Currently, Mr. Coleman serves as a member of the board of xG.

Mr. Coleman was selected to serve on our board based on his significant experience with the military and military operations.

Gary Cuccio, Director

Gary Cuccio has over 35 years of broad operating experience in wireless, software, engineering, operations, sales and marketing. Mr. Cuccio currently serves as Chairman of Openet Telecom Ltd. Based in Dublin, Ireland, Openet Telecom is a venture-backed software company providing IP mediation to leading Telco’s on a global basis. Mr. Cuccio also serves on the board of mBlox as the chairman of its audit committee. mBlox is a venture-backed startup providing a service bureau for SMS messages in the wireless space. Headquartered in London and Sunnyvale, CA, mBlox operates in Europe, the U.S. and Asia. Previously, Mr. Cuccio was CEO of ATG, a CLEC based in California, Oregon, and Washington. Prior to ATG, Mr. Cuccio was CEO of LHS group (Nasdaq: LHSG), a Telco billing software supplier. LHS was acquired by Sema, a French software company, in Q3, 2000 for $6.8BB. Mr. Cuccio was also COO of Omnipoint, a PCS mobile wireless carrier. Mr. Cuccio’s experience also includes several positions held at Airtouch, most notably Vice President of Operations for Europe, Vice President, Asia and President of Airtouch Paging. The company was merged with Vodafone in 1999. He has also served as chairman of the board and audit committee chairman of privately held companies and has helped sell and merge several public and privately held companies. Mr. Cuccio started his career with 27+ years at Pacific Tel in Operations, Engineering, Customer Service and Sales & Marketing, ending his tenure there as VP/General Manager.

Mr. Cuccio received his AMP from Harvard University, his MBA from St. Mary’s College and his BA in Political Science from California State University Los Angeles.

Mr. Cuccio was selected to serve on our board based on his 45 years of experience with technology and communications companies as well as his financial and audit committee background. Mr. Cuccio qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.

Kenneth Hoffman, Director

Mr. Hoffman joined the Company in August 2010 as an advisor. Ken Hoffman is Vice President of Regulatory Affairs for Florida Power & Light Company, the rate-regulated subsidiary of NextEra Energy, Inc. (NYSE: NEE), one of the nation’s leading electricity-related services companies. He is responsible for providing assistance in the management and oversight of FPL’s regulatory activities before state regulators and the State Legislature on energy matters. Mr. Hoffman joined FPL in 2008 after a successful career in private law practice specializing in the representation of public utilities and telecommunications companies before the Florida Public Service Commission, the Florida Legislature and the Florida courts. He has over 25 years’ experience representing various types of telecommunications carriers including wireless before regulatory and legislative bodies. His expertise in regulatory proceedings in Florida will be helpful as we grow and face potential regulatory actions. Prior to joining FPL, he was a shareholder at Rutledge Ecenia Purnell & Hoffman, PA, in Tallahassee, Florida for 14 years.

Mr. Hoffman was selected to serve on our board based on his extensive experience in the utility industry, a key industry segment to utilize our products and services.

Richard L. Mooers, Director

Richard Mooers has been involved in telecommunications activities for over 20 years and has significant expertise in accounting, risk management, and controls. For the past 11 years he has served in a variety of positions with our company since its founding in August, 2002. Mr. Mooers served as our Executive Chairman of the Board from inception until July 19, 2013 and continues to serve as a Director, a position he has held from inception. He also serves as Chairman, CEO and Director of MBTH a company he co-founded with Roger Branton and George Schmitt in 2010. Richard graduated summa cum laude from the University of Maine, with a Bachelor of Science degree in business administration in 1985. He remains one of the major investors in the Company.

Mr. Mooers was selected to serve on our board based on his extensive experience with technology and telecommunications companies, including as a founder, executive and investor.

Raymond M. Sidney, Director

Dr. Sidney has established several real estate investment ventures and been involved with a number of companies, including Covia Labs, Hemedex, Edison2 and Commuter Cars as an investor, board member or advisor. He also serves on the Vision Circle of the X PRIZE Foundation. Prior to this, Dr. Sidney was the second software engineer hired at Google, Inc. Previously, Dr. Sidney had worked as a security expert and software engineer at RSA Labs and D.E. Shaw & Co., among other companies. He provided the implementation expertise for RC6, RSA’s candidate cipher for NIST’s quest for AES, a successor to the Data Encryption Standard. Dr. Sidney attended Caltech and Harvard, and he received a bachelor’s degree in mathematics from Harvard in 1991. He then entered the graduate program in mathematics at MIT, where he specialized in cryptography and received a PhD in 1995. His higher mathematics knowledge will be helpful to our development team. Dr. Sidney’s business experience includes running and investing in startups through his venture capital company, Big George Ventures. In addition, he is active in many educational and environmental undertakings in the Lake Tahoe area.

Mr. Sidney was selected to serve on our board based on his extensive experience with technology companies and broad experience in the venture capital industry.

General James T. Conway, Director

General Conway retired from active military duty in 2010. Since retiring, General Conway has consulted for several corporate and non-profit boards, including Textron Inc., Colt Defense and General Dynamics. General Conway also co-chairs the Energy Security Leadership Council, a non-partisan energy policy think tank. Prior to his retirement, General Conway served as the 34th Commandant of the U.S. Marine Corps for four years. Prior to becoming Commandant, General Conway served for four years on the Joint Chiefs of Staff as Senior Operations Officer in the U.S. military, where he oversaw the war efforts in Iraq and Afghanistan. As a member of the Joint Chiefs of Staff, General Conway functioned as a military advisor to the Secretary of Defense, the National Security Council, and the President.

General Conway was selected to serve on our board based on his significant experience assessing and implementing military technology operations.

Board of Directors

The Board oversees our business affairs and monitors the performance of our management. In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials sent to them and by participating in Board and committee meetings. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal, or if for some other reason they are unable to serve in the capacity of director.

Board Committees

Our board of directors has an audit committee, a compensation committee and a governance and nominations committee. Each committee has a charter, which is available on our website at www.xgtechnology.com. Information contained on our website is not incorporated herein by reference. Each of the board committees has the composition and responsibilities described below.

Our Board of Directors has three (3) standing committees of the Board: a Compensation Committee, an Audit Committee and Governance and Nomination Committee. As of April 10, 2015, the members of these committees are:

Audit Committee	Compensation Committee	Governance and Nomination Committee
Gary Cuccio*	Gary Cuccio	Gary Cuccio
Kenneth Hoffman	Kenneth Hoffman	Kenneth Hoffman*
General James T. Conway	Raymond Sidney	Raymond Sidney
	General James T. Conway *	General James T. Conway

*Denotes Chairman of committee.

Audit Committee

We have an Audit Committee e stablished in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Gary Cuccio, Kenneth Hoffman and General James T. Conway. Each of these Committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our board has determined that Gary Cuccio shall serve as the “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Gary Cuccio currently serves as Chairman of the Audit Committee of mBlox, Inc. and Openet Telecom Ltd. In the past he also served on the Audit Committee of Objective Systems Integration, Inc. and Affinity Internet, Inc. Gary Cuccio serves as Chairman of our Audit Committee.

The Audit Committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include:

•	Selecting and recommending to our board of directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;
•	Approving the fees to be paid to the independent registered public accounting firm;
•	Helping to ensure the independence of our independent registered public accounting firm;
•	Overseeing the integrity of our financial statements;
•	Preparing an audit committee report as required by the SEC to be included in our annual proxy statement;
•	Reviewing major changes to our auditing and accounting principles and practices as suggested by our company’s independent registered public accounting firm, internal auditors (if any) or management;
•	Reviewing and approving all related party transactions; and
•	Overseeing our compliance with legal and regulatory requirements.

Compensation Committee

The members of our Compensation Committee are Gary Cuccio, Kenneth Hoffman, Raymond Sidney and General James T. Conway. Each such member is “independent” within the meaning of the NASDAQ Stock Market Rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers. General James T. Conway serves as Chairman of our Compensation Committee.

The Committee’s compensation-related responsibilities include:

•	Assisting our board of directors in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans;
•	Reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our chief executive officer;
•	Reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;
•	Providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;
•	Reviewing our incentive compensation and other stock-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;
•	Reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and
•	Selecting, retaining and terminating such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

Governance and Nominations Committee

The members of our Governance and Nominations Committee are Gary Cuccio, Kenneth Hoffman, Raymond Sidney and General James T. Conway. Each such member is “independent” within the meaning of the NASDAQ Stock Market Rules. The purpose of the Governance and Nominations Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board. Kenneth Hoffman serves as chairman of our Governance and Nominations Committee.

The Committee’s responsibilities include:

•

Selecting director nominees.  The governance and nominations committee recommends to the board of directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board. The governance and nominations committee would consider candidates proposed by stockholders and will apply the same criteria and follow substantially the same process in considering such candidates as it does when considering other candidates. The governance and nominations committee may adopt, in its discretion, separate procedures regarding director candidates proposed by our stockholders. Director recommendations by stockholders must be in writing, include a resume of the candidate’s business and personal background and include a signed consent that the candidate would be willing to be considered as a nominee to the board and, if elected, would serve. Such recommendation must be sent to the Company’s Secretary at the Company’s executive offices. When it seeks nominees for directors, our governance and nominations committee takes into account a variety of factors including (a) ensuring that the board, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert”, as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially. The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to the ability of the board of directors to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the governance and nominations committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the committee’s criteria for membership on the board of directors, whom the committee believes continue to make important contributions to the board of directors and who consent to continue their service on the board of directors. The board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes and experiences, taken as a whole, will contribute to the high standards of board service. The governance and nominations committee may adopt, and periodically review and revise as it deems appropriate, procedures regarding director candidates proposed by stockholders;

•	Reviewing requisite skills and criteria for new board members and board composition. The governance and nominations committee reviews with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;
•	Hiring of search firms to identify director nominees. The governance and nominations committee has the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;
•	Selection of committee members. The governance and nominations committee recommends to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;
•	Evaluation of the board of directors. The governance and nominations committee will oversee an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively;
•	Evaluation of the board of directors. The governance and nominations committee will oversee an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and
•	Development of Corporate Governance Guidelines. The governance and nominations committee will develop and recommend to the board a set of corporate governance guidelines applicable to the Company.

The governance and nominations committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The governance and nominations committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Leadership Structure of the Board

The Board of Directors does not currently have a policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time. Our current Chairman, Mr. George F. Schmitt also serves as the Company’s Chief Executive Officer.

Risk Oversight

The Board oversees risk management directly and through its committees associated with their respective subject matter areas. Generally, the Board oversees risks that may affect the business of the Company as a whole, including operational matters. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and also discusses with management the Company’s financial statements, internal controls and other accounting and related matters. The Compensation Committee oversees certain risks related to compensation programs and the Governance and Nomination Committee oversees certain corporate governance risks. As part of their roles in overseeing risk management, these Committees periodically report to the Board regarding briefings provided by management and advisors as well as the Committees’ own analysis and conclusions regarding certain risks faced by the Company. Management is responsible for implementing the risk management strategy and developing policies, controls, processes and procedures to identify and manage risks.

Code of Ethics

The Board has adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to accurate reporting. The Code of Conduct is available on our website at www.xgtechnology.com. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. Information contained on our website is not a part of, and is not incorporated into, this proxy statement, and the inclusion of our website address in this proxy statement is an inactive textual reference only.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than ten (10%) percent of the Company’s common stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, Directors and greater than ten (10%) percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this report any failure to file reports by such dates during fiscal year 2014. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2014, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or ten percent stockholders other than as listed in the table below:

Name	Number of Late Reports	Description
John Coleman	1	1 transaction was not reported on a timely basis (upon the acquisition of shares).
Roger Branton	2	2 transactions were not reported on a timely basis (upon the acquisition of shares).
James Woodyatt	1	1 transaction was not reported on a timely basis (upon the acquisition of shares).
Belinda Marino	1	1 transaction was not reported on a timely basis (upon the acquisition of shares).
George Schmitt	2	2 transactions were not reported on a timely basis (upon the acquisition of shares).
Kenneth Hoffman	3	4 transactions were not reported on a timely basis (upon the acquisition of shares).
Richard Mooers	2	2 transactions were not reported on a timely basis (upon the acquisition of shares).
Raymond Sidney	3	4 transactions were not reported on a timely basis (upon the acquisition of shares).
MB Technology Holdings, LLC	1	1 transaction was not reported on a timely basis (upon the acquisition of shares).
Larry Townes	3	3 transactions were not reported on a timely basis (upon the acquisition of shares).

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Years 2014 and 2013

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and our two other most highly compensated executive officers during 2014 and 2013. We refer to these individuals in this report as our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
George F.	2013	150,000	0	0	0	_	_	0	150,000
Schmitt,	2014	150,000	0	7,581					157,581
Executive Chairman (4)
Richard L.	2013	357,500	0	0	12,894	_	_	19,414	389,808
Mooers,	2014	0	0	0	0			0	0
Executive Chairman (5)
John C.	2013	250,000	0	0	51,578	_	_	45,082	346,660
Coleman, (6)	2014	250,000	0	12,193	0			42,578	304,771
Director
Roger G.	2013	275,000	0	6,468	0	_	_	12,442	326,125
Branton,	2014	275,000	0	0	38,683			10,776	299,721
Chief Financial Officer
James	2013	165,000	0	0	38,683	_	_	4,676	208,359
Woodyatt,	2014	270,022	0	8,340	0			3,672	282,034
President

(1)	Amounts represent corporate performance-related bonuses to be paid in stock from the 2011 and 2012 bonus plan.
(2)	Amounts relate to grants of stock options made under the 2013 Stock Incentive Plan. With respect to each stock option grant, the amounts disclosed generally reflect the grant date fair value computed in accordance with FASB ASC Topic 718 “Stock Compensation”.
(3)	Includes employer-paid insurance and, for Mr. Coleman, a housing allowance.
(4)	Mr. Schmitt became Executive Chairman of the Board on July 19, 2013. On February 17, 2015, the Company’s Board of Directors appointed Mr. Schmitt to the role of Chief Executive Officer.
(5)	Mr. Mooers served in the position of Executive Chairman of the Board from inception until July 19, 2013.
(6)	As of February 17, 2015, Mr. Coleman is no longer an executive officer of the Company. Mr. Coleman will continue to serve as a Director of the Company

Employment Agreements

The Company has an employment agreement with its CEO, John Coleman, for a term of three (3) years with automatic renewals unless terminated. Mr. Coleman’s agreement was effective on August 1, 2011. It provides that he will receive a salary of no less than $250,000 per year, subject to annual increases as determined by the Board. In addition, he is entitled to incentive compensation not to exceed two (2) times his base salary. The incentive compensation is payable in shares of common stock at the Company’s discretion. He is also entitled to participate in all other benefits that the Company may provide to other senior executives. The agreement contains a non-compete and non-solicitation provision.

On February 17, 2015, John Coleman resigned from his position of Chief Executive Officer effective immediately. Mr. Coleman’s resignation was not a result of any disagreements with the Company. Mr. Coleman will continue to serve as a Director of the Company and manage the governmental/expeditionary portions of the business.

In connection with this transition, on February 17, 2015, the Company’s Board of Directors appointed George Schmitt, the Company’s Executive Chairman, to the role of Chief Executive Officer. Mr. Schmitt will perform the services and duties that are normally and customarily associated with the Chief Executive Officer position, as well as other duties as the Board reasonably determines. We do not currently have an employment agreement with Mr. Schmitt.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of December 31, 2014:

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration date
George Schmitt	1,428	—		8.40	2/23/2020
Total	1,428	—
John Coleman	1,428	—		8.75	3/8/2020
	14,285	—		7.00	6/16/2020
	28,571	—		8.75	4/14/2021
	13,333	26,667	(2)	1.63	11/19/2023
Total	56,617	26,667
Roger Branton (1)	30,714	—		19.25	1/2/2015
	78,571	—		70.00	1/19/2016
	10,000	20,000	(3)	1.63	11/19/2023
Total	119,285	20,000
James Woodyatt	21,428	—		192.50	1/10/2017
	10,000	—		7.88	4/14/2021
	10,000	20,000	(3)	1.63	11/19/2023
Total	41,428	20,000

(1)	Held by trusts and entities for the benefit of Roger Branton, his wife and minor children.

(2)	13,333 of these options vest on November 19, 2014, 13,333 vest on November 19, 2015 and 13,334 vest on November 19, 2016.

(3)	10,000 of these options vest on November 19, 2014, 10,000 vest on November 19, 2015 and 10,000 vest on November 19, 2016.

Director Compensation

The Company compensates our non-employee directors on a negotiated basis including expenses for their service. Each of these directors received compensation in the amount of $15,000 annually payable quarterly or the same value in shares of the Company, based on the director’s determination. In addition, they received awards of 14,285 options in September of 2012 with a strike price of $15.75 and 10,000 in November of 2013 with a strike price of $1.63. Each award has a vesting schedule of one-third vesting each year on the anniversary date over three (3) years. No options were awarded in 2014.

The table below summarizes the compensation earned by our non-employee directors for the fiscal year ended December 31, 2014.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Gary Cuccio	15,000	0	0	0	0	0	15,000
Kenneth Hoffman	0	15,000	0	0	0	0	15,000
Raymond Sidney	0	15,000	0	0	0	0	15,000
Larry Townes	0	15,000	0	0	0	0	15,000

Pension Benefits

We do not have any defined pension plans.

Potential Payments upon Termination or Change in Control

Our executive employment agreements do not call for any potential payments upon termination or change in control.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 10, 2015, information regarding beneficial ownership of our capital stock by:

•	Each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	Each of our named executive officers;
•	Each of our directors; and
•	All of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission (the “SEC’) and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within sixty (60) days of April 10, 2015. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to stock options currently exercisable or exercisable within sixty (60) days of April 10, 2015, are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o xG Technology, Inc., 240 S. Pineapple Avenue, Suite 701, Sarasota, Florida 34236.

Name and address of beneficial owner:	Amount and Nature of Beneficial Ownership	Percent of class of Common Stock (1)
5% Stockholders:
MB Technology Holdings, LLC (“MBTH”) (2)	12,367,009	31.72%
Named Executive Officers and Directors:
George F. Schmitt (3)	15,469,456	39.05%
John C. Coleman (4)	153,419	*
Roger G. Branton (5)	12,617,536	32.23%
James Woodyatt (6)	49,275	*
Belinda Marino (7)	6,854	*
Gary Cuccio (8)	4,762	*
Richard L. Mooers (9)	13,026,948	33.17%
Ken Hoffman (10)	28,339	*
Raymond M. Sidney (11)	28,339	*
General James T. Conway	-	-
All executive officers and directors as a group (10 persons):	16,651,360	41.42%

*	Less than 1%

(1)	Based on 36,868,768 shares of Common Stock issued and outstanding as of April 10, 2015. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Includes 2,120,778 shares of Common Stock underlying options and warrants that are presently exercisable.

(3)	Includes 2,476,852 shares of Common Stock and 625,595 shares of Common Stock underlying options and warrants that are presently exercisable, held directly by Mr. Schmitt, and 10,246,231 shares of common stock and warrants and 2,120,778 shares of common stock underlying options and warrants that are presently exercisable, beneficially owned through MBTH. Mr. Schmitt has a direct 36.34% ownership interest in MBTH. In addition, Mr. Schmitt, through his employment agreement as CEO of MBTH, has been granted an option to purchase MBTH shares sufficient to give him five percent (5%) of the equity ownership of MBTH shares, based on MBTH’s total capitalization as of the date of execution of his employment agreement with MBTH and fully diluted to incorporate all shares issued and amounts paid in the exercise of such options.

(4)	Includes 90,155 shares of Common Stock and 57,617 shares of Common Stock underlying options and warrants that are presently exercisable.

(5)	Includes 79,690 shares of Common Stock and 1,456,552 shares of Common Stock underlying options and warrants that are presently exercisable, beneficially owned through Branton Partners, LLC, of which various family entities, including Mr. Branton’s spouse, children and trusts for the benefit of Mr. Branton’s children, beneficially own 100%, 14,285 shares beneficially owned through Mooers Branton and Company (“MBC”), of which Mr. Branton is a 20% owner, and 10,246,231 shares of Common Stock and 2,120,778 shares of common stock underlying options and warrants that are presently exercisable, beneficially owned through MBTH. Mr. Branton beneficially holds 20% of the issued share capital of MB Merchant Group, LLC, which has a 45.23% ownership interest in MBTH.

(6)	Includes 8,297 shares of Common Stock and 41,428 shares of Common Stock underlying options that are presently exercisable.

(7)	Includes 1,570 shares of Common Stock and 5,284 shares of Common Stock underlying options that are presently exercisable.

(8)	Includes 4,762 shares of Common Stock underlying options that are presently exercisable.

(9)	Includes 9,127 shares of Common Stock and 3,333 shares of Common Stock underlying options that are presently exercisable. Richard Mooers’ family entities and trusts for the benefit of his and his wife’s children hold 80% of the share capital of MBMG and MBC. MBTH owns 10,246,231 shares of Common Stock and 2,120,778 shares of Common Stock underlying options that are presently exercisable in xG. MBMG owns 45.23% of MBTH. Mooers Partners, LLC (‘‘MP’’) owns 290,590 shares of Common Stock and 258,352 shares of Common Stock underlying options and warrants that are presently exercisable in xG. MP is owned by various trusts for the benefit of Mr. Mooers’ children. Additionally, a trust for the benefit of Mr. Mooers’ children also owns 55,025 shares of Common Stock and 27,513 shares of Common Stock underlying warrants that are presently exercisable in xG. MBC directly owns 14,285 shares of xG. 1,714 shares of xG are held by Mr. Mooers’ children directly. As the children reside in Mr. Mooers’ household, he is required to claim beneficial ownership and does.

(10)	Includes 15,482 shares of Common Stock and 12,857 shares of Common Stock underlying options that are presently exercisable.

(11)	Includes 15,482 shares of Common Stock and 12,857 shares of Common Stock underlying options that are presently exercisable.

Equity Compensation Plan Information as of December 31, 2014

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	591,134	$42.29	—
Equity compensation plans approved by security holders (2)	367,675	$1.58	3,558,747	(3)
	958,809	$26.68	3,558,747	(3)

(1)	Represents the shares authorized for issuance under the 2004, 2005, 2006, 2007 and 2009 Option Plans, which were approved by the Company’s shareholders. The maximum aggregate number of shares of Common Stock that may be issued under the Plans, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 0 shares of Common Stock.

(2)	Represents the shares authorized for issuance under the 2013 Option Plan, which was approved by the Company’s shareholders. The maximum aggregate number of shares of Common Stock that may be issued under the Plan, including Stock Options, Stock Awards, and Stock Appreciation Rights is limited to 15% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 3,926,422 shares for fiscal 2015.

(3)	As of December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

•	The amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and
•	Any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Our Audit Committee considers and approves or disapproves any related person transaction as required by NASDAQ regulations.

Assumption of liabilities by MBTH

Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Chief Executive Officer and Executive Chairman, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH. During the year ended December 31, 2014, MBTH did not fund any additional liabilities on behalf of the Company under the 2011 assumption of liability agreement with MBTH. During the year ended December 31, 2014, the Company repaid MBTH $280,000 for liabilities previously paid by MBTH and the balance due to MBTH under the 2011 assumption of liability agreement was $931,000 as of December 31, 2014 which is included in due to related parties.

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MBTH, pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $300,000 and $0, respectively, for the year ended December 31, 2014 and 2013. During the year ended December 31, 2014, the Company paid $225,000 of the fees under the Management Agreement and the remaining $75,000 was included in due to related parties at December 31, 2014.

In December 2014, MBTH loaned the Company $50,000 for payroll related expenses. This balance was included in due to related parties.

The Company agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company or arranges a merger, consolidation or sale by the Company of substantially all of the assets. On February 24, 2015, MBTH invoiced the Company for $700,000 in fees associated with equity financings through April 16, 2014 at a rate of 3% per financing less certain discounts. The Company also accrued for an additional fee of approximately $109,000 for equity financings between April 17, 2014 and December 31, 2014. The balance of $809,000 was recorded as an expense in general and administrative expenses and included in due to related parties. As of April 10, 2015, the balance due to MBTH is $263,449.

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

Director Independence

Our board of directors currently consists of seven (7) members: Richard L. Mooers, John C. Coleman, Gary Cuccio, Kenneth Hoffman, George F. Schmitt, Raymond M. Sidney and General James T. Conway. All of our directors will serve until our next annual meeting and until their successors are duly elected and qualified.

As we are listed on NASDAQ, our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market. Our board affirmatively determined that Gary Cuccio, Kenneth Hoffman, General James T. Conway and Ray Sidney, are “independent” directors, as that term is defined in the Nasdaq Stock Market Rules.

Item 14.	Principal Accounting Fees and Services

Principal Accounting Fees

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, Friedman LLP for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2014 and 2013.

	For the Year Ended December 31,
	2014	2013
Audit fees (1)	$145,219	$156,110
Audit- related fees	-	-
Tax fees	-	-
All other fees (2)	105,598	187,771
Total fees	$250,817	$343,881

(1)	Audit fees were for professional services rendered for the audits of the financial statements of the Company, assistance with review of documents filed with the Securities and Exchange Commission, consents, and other assistance required to be performed by our independent registered public account firm.
(2)	Other fees were for professional services rendered and consents issued related financing agreements and related registration statements..

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve interim services by the independent auditors other than the annual audit. The Chairman must report all such pre-approvals to the entire Audit Committee at the next Committee meeting.

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

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014(2)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock. (9)
3.1(i)(c)	Certificate of Designations of Series B Convertible Preferred Stock. (10)
3.1(i)(d)	Certificate of Designations of Series C Convertible Preferred Stock. (11)
3.1(ii)	Amended & Restated Bylaws (2)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (4)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (5)
4.5	Form of Warrant issued in December 30, 2014 Offering. (9)
4.6	Form of Warrant issued in February 11, 2015 Offering. (10)
4.7	Form of Warrant issued in February 24, 2015 Offering. (11)
10.1	2013 Long Term Incentive Plan (6)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (6)
10.3	Loan Documents Between xG Technology and MB Technology Holdings, LLC (6)
10.4	Form of Securities Subscription Agreement (6)
10.5	Form of Bridge Loan Documents (6)
10.6	2004 Option Plan (6)
10.7	2005 Option Plan (6)
10.8	2006 Option Plan (6)
10.9	2007 Option Plan (6)
10.10	2009 Option Plan (6)
10.11	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (6)
10.12	Sunrise Office Lease (6)
10.13	Treco Documents (6)
10.14	Mats Wennberg Consulting Agreement (6)
10.15	Mats Wennberg Warrant Agreement (6)
10.16	MBC Agreement (6)
10.17	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (7)
10.18	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (7)
10.19	Purchase Agreement, dated as of November 25, 2014, by and between the Company, Lincoln Park and other investors (8)
10.20	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (9)
10.21	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (10)
10.22	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (11)

Exhibit Number	Description of Exhibit
14.1	Code of Ethics (12)
23.1*	Consent of Friedman LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Previously filed on the Original 10-K.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(2)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(3)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(4)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(5)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(6)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(7)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 12, 2015.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(12)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

xG TECHNOLOGY, INC.

Date: April 14, 2015	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer and
Principal Executive Officer)

Date: April 14, 2015	By:	/s/ Roger G. Branton
Roger G. Branton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Schmitt	Chief Executive Officer and Chairman of the Board	April 14, 2015
George Schmitt	(Principal Executive Officer)

/s/ Roger G. Branton	Chief Financial Officer	April 14, 2015
Roger G. Branton	(Principal Financial and Accounting Officer)

/s/ John C. Coleman	Director	April 14, 2015
John C. Coleman

/s/ Richard L. Mooers	Director	April 14, 2015
Richard L. Mooers

/s/ Gary Cuccio	Director	April 14, 2015
Gary Cuccio

/s/ Raymond M. Sidney	Director	April 14, 2015
Raymond M. Sidney

/s/ Kenneth Hoffman	Director	April 14, 2015
Kenneth Hoffman

/s/ James T. Conway	Director	April 14, 2015
James T. Conway

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014(2)
3.1(i)(b)	Certificate of Designations of Series A Convertible Preferred Stock. (9)
3.1(i)(c)	Certificate of Designations of Series B Convertible Preferred Stock. (10)
3.1(i)(d)	Certificate of Designations of Series C Convertible Preferred Stock. (11)
3.1(ii)	Amended & Restated Bylaws (2)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (4)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (5)
4.5	Form of Warrant issued in December 30, 2014 Offering. (9)
4.6	Form of Warrant issued in February 11, 2015 Offering. (10)
4.7	Form of Warrant issued in February 24, 2015 Offering. (11)
10.1	2013 Long Term Incentive Plan (6)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (6)
10.3	Loan Documents Between xG Technology and MB Technology Holdings, LLC (6)
10.4	Form of Securities Subscription Agreement (6)
10.5	Form of Bridge Loan Documents (6)
10.6	2004 Option Plan (6)
10.7	2005 Option Plan (6)
10.8	2006 Option Plan (6)
10.9	2007 Option Plan (6)
10.10	2009 Option Plan (6)
10.11	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (6)
10.12	Sunrise Office Lease (6)
10.13	Treco Documents (6)
10.14	Mats Wennberg Consulting Agreement (6)
10.15	Mats Wennberg Warrant Agreement (6)
10.16	MBC Agreement (6)
10.17	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (7)
10.18	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (7)
10.19	Purchase Agreement, dated as of November 25, 2014, by and between the Company, Lincoln Park and other investors (8)
10.20	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (9)
10.21	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (10)
10.22	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (11)

Exhibit Number	Description of Exhibit
14.1	Code of Ethics (12)
23.1*	Consent of Friedman LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Previously filed on the Original 10-K.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(2)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(3)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(4)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(5)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(6)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(7)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 12, 2015.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(12)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.

