Form 10-Q
period 2015-03-31
xG TECHNOLOGY, INC.
filed 2015-05-15
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of the Registrant’s common stock outstanding as of May 15, 2015 is 48,351,269.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$221	$758
Cash, restricted	600	—
Inventory, net	3,758	4,070
Accounts receivable, net of allowance of $30 and $30 ($335 and $480 from related party)	557	702
Prepaid expenses and other current assets	336	411
Total current assets	5,472	5,941
Property and equipment, net	882	816
Intangible assets, net	16,111	16,382
Total assets	$22,465	$23,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,393	$868
Accrued expenses	731	511
Accrued interest	87	42
Deferred revenue	50	—
Due to related parties	264	2,110
Deferred revenue - related party	—	480
Obligation under capital lease	135	123
Derivative liabilities	520	270
Total current liabilities	3,180	4,404
Long-term obligation under capital lease	83	—
Convertible note payable to related party	2,000	2,000
Total liabilities	5,263	6,404
Commitments and contingencies
Series A convertible preferred stock – $0.00001 par value per share: 3,000,000 shares authorized at March 31, 2015 and December 31, 2014; 0 and 750,000 issued or outstanding as of March 31, 2015 and December 31, 2014 (liquidation preference of $0 at March 31, 2015 and $750,100 at December 31, 2014)	—	378
Series B convertible preferred stock – $0.00001 par value per share: 3,000,000 and 0 shares authorized at March 31, 2015 and December 31, 2014; 250,000 and 0 issued or outstanding as of March 31, 2015 and December 31, 2014 (liquidation preference of $252,300 at March 31, 2015)	104	—
Series C convertible preferred stock – $0.00001 par value per share: 3,000,000 and 0 shares authorized at March 31, 2015 and December 31, 2014; 1,589,720 and 0 issued or outstanding as of March 31, 2015 and December 31, 2014 (liquidation preference of $1,600,391 at March 31, 2015)	895	—
Total convertible preferred stock	999	378
Stockholders’ equity (deficit)
Preferred stock – $0.00001 par value per share: 1,000,000 and 7,000,000 shares authorized at March 31, 2015 and December 31, 2014; none issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, – $0.00001 par value, 100,000,000 shares authorized, 36,419,029 and 26,176,153 shares issued as of March 31, 2015 and December 31, 2014, respectively	— *	— *
Additional paid in capital	190,302	186,919
Accumulated deficit	(174,077)	(170,540)
Treasury stock, at cost – 2,284 shares at March 31, 2015 and December 31, 2014, respectively	(22)	(22)
Total stockholders’ equity	16,203	16,357
Total liabilities and stockholders' equity	$22,465	$23,139

* Less than $1

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2015	2014
Revenue	$584	$250
Cost of revenue and operating expenses
Cost of components and personnel	330	63
General and administrative expenses	1,586	1,679
Development	1,550	2,453
Stock based compensation	133	214
Amortization and depreciation	960	948
Total cost of revenue and operating expenses	4,559	5,357
Loss from operations	(3,975)	(5,107)
Other income (expense)
Changes in fair value of derivative liabilities	485	—
Interest expense, net	(47)	(46)
Total other income (expense)	438	(46)
Loss before income tax provision	(3,537)	(5,153)
Income tax provision	—	—
Net loss	$(3,537)	$(5,153)
Dividends and deemed dividends	1,070	—
Net loss attributable to common shareholders	(4,607)	(5,153)
Basic and diluted net loss per share	$(0.15)	$(0.27)
Weighted average number of shares outstanding basic and diluted	29,979	18,757

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock			Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2015	26,176,153	$—	*	$186,919	$(22)	$(170,540)	$16,357
Net loss	—	—		—	—	(3,537)	(3,537)

Stock based compensation	—	—		133	—	—	133
Compensation granted in stock	103,424	—	*	73	—	—	73
Issuance of stock MBTH conversion of due to related party	3,991,131	—	*	1,756	—	—	1,756
Commitment fee – 15 million purchase agreement	—	—	*	(45)	—	—	(45)
Issuance of stock – Series A conversions	2,392,465	—	*	528	—	—	528
Issuance of stock – Series B conversions - Related Party	2,227,910	—	*	703	—	—	703
Issuance of stock – Series B conversions - 31 Group	449,099	—	*	44	—	—	44
Issuance of stock – Series C conversions	882,502	—	*	103	—	—	103
Issuance of stock commitment shares – Series B financing – Related Party	53,095	—	*	24	—	—	24
Issuance of stock commitment shares – Series B financing – 31 Group	24,619	—	*	10	—	—	10
Issuance of stock commitment shares – Series C financing	118,631	—	*	54	—	—	54
Balance, March 31, 2015	36,419,029	$—	*	$190,302	$(22)	$(174,077)	$16,203

* Less than $1

  The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(3,537)	$(5,153)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	133	214
Share-based consulting and other services	73	38
Non-cash interest expense	—	45
Allowance for doubtful accounts	12	2
Depreciation and amortization	960	948
Change in fair value of derivative liabilities	(485)	—
Non-monetary transaction	43	—

Changes in assets and liabilities
Accounts receivable	133	(100)
Inventory	312	(962)
Prepaid expenses and other current assets	31	(26)
Accounts payable	509	(651)
Accrued expenses	330	17
Deferred revenue – related party	(480)	—
Due to related parties	55	1,105
Long term capital lease obligation	87	—
Net cash used in operating activities	(1,824)	(4,523)
Cash flows from investing activities
Capital expenditures for property and equipment	(130)	(84)
Capitalization of intangible assets	(625)	(193)
Net cash used in investing activities	(755)	(277)
Cash flows from financing activities
Payment of capital lease	(35)	(31)
Proceeds from issuance of convertible preferred stock, net of issuance costs	2,677	—
Restricted cash	(600)	—
Net cash provided by (used in) financing activities	2,042	(31)
Net (decrease) in cash	(537)	(4,831)
Cash, beginning of period	758	5,517
Cash, end of period	$221	$686
Supplemental cash flow disclosures of investing and financing activities
Stock issued in connection with conversion of due to related party	1,756	—
Stock issued in connection with conversion of preferred stock and deemed dividend	1,379	—
Derivative liability in connection with conversion option and warrants	460	—
Stock issued as payment of fees on convertible preferred stock	88	—
Amortization of prepaid fees related to the $15M purchase agreement	45	—
Stock issued as payment of bonus	—	168

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014 AND FOR THE

THREE MONTHS ENDED MARCH 31, 2015

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

Basis of Presentation

The accompanying unaudited financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the 2014 Financial Statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

In the opinion of management, the unaudited financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2015 and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2015 may not be indicative of results for the full year.

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

Concentrations of Credit Risk

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that counterparty will default on its contractual obligations resulting in financial loss to the company. The company’s credit risk is primarily attributable to its cash and accounts receivable. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts through March 31, 2015. For customers, management assesses the credit quality of the customer, taking into account its financial position, past experience and other factors. The majority of trade receivables are those of related parties and management does not expect any losses from non-performance of these parties.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Allowance for Doubtful Accounts

In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the customer, we will make our best estimate of probable or potential losses in our accounts receivable balance using the allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made based on current available evidence and historical experience. Allowance for doubtful accounts was $30,000 and $30,000 as of March 31, 2015 and December 31, 2014, respectively.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenues from management and consulting, time-and-materials service contracts, maintenance agreements and other services are recognized as the services are provided or at the time the goods are shipped and title has passed.

Development Expenses

Development expenses consist primarily of salaries and related costs for technical and programming personnel, they are expensed as incurred and were $1,550,000 and $2,453,000 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company files a U.S. federal and state income tax return. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in finance income (expense), net in the Statements of Operations. There were no liabilities recorded for uncertain tax positions at March 31, 2015 and December 31, 2014.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Earnings Per Share

Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014 approximately 15.7 million and 6.95 million shares, respectively, underlying the options, warrants, convertible debt and convertible preferred stock were anti-dilutive.

Warranty Reserve

The Company established a warranty reserve policy effective for the fiscal year ending December 31, 2013. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve at March 31, 2015 and December 31, 2014 was $10,000 and $9,000, respectively.

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

NOTE 2 — GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of March 31, 2015, the Company had an accumulated deficit of $174.1 million and a net loss of $3.5 million for the three months ended March 31, 2015. On March 1, 2015, the Company announced that it implemented cost reduction initiatives that included a decrease in the Company’s workforce and other expense reductions, which should decrease the monthly cash burn. As of the date of this filing, the Company believes it has sufficient liquidity to fund operations through May 2015. To date, the Company is experiencing long sales cycles in the areas that have potential for near term revenue, most notably, in the first responder, public safety, military and rural telco markets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If the Company is unable to raise additional capital and or close on some of its revenue producing opportunities in the near term, the carrying value of its assets may be impacted and it may be material. The financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 — INVENTORY

Inventories included in the accompanying condensed balance sheet are stated at the lower of cost or market as summarized below:

	March 31,	December 31,
	2015	2014
Raw materials consisting of purchased parts, components and supplies	$1,815,000	$2,084,000
Finished goods	2,143,000	2,186,000
Sub-total inventories	3,958,000	4,270,000
Less inventory reserve	(200,000)	(200,000)
Total Inventory-net	$3,758,000	$4,070,000

Based upon the Company’s analysis of the lower of cost or market, the Company recorded a reserve for inventory of $200,000 and $200,000 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2015	2014
Accounts receivable	$251,000	$252,000
Accounts receivable - related parties	336,000	480,000
Sub-total accounts receivable	587,000	732,000
Allowance for doubtful accounts	(30,000)	(30,000)
Net accounts receivable	$557,000	$702,000

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	March 31, 2015	December 31, 2014
Cost:
Furniture and equipment	3 – 7 years	$3,059,000	$2,930,000
Accumulated depreciation:		(2,177,000)	(2,114,000)
Property and equipment, net		$882,000	$816,000

Depreciation expense amounted to approximately $63,000 and $52,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses
	Costs	A.A.	Cost	A.A.	Total
Balance as of December 31, 2014	$16,455,000	$(5,494,000)	$12,378,000	$(6,957,000)	$16,382,000
Additions	625,000	—	—	—	625,000
Amortization	—	(730,000)	—	(166,000)	(896,000)
Balance as of March 31, 2015	$17,080,000	$(6,224,000)	$12,378,000	$(7,123,000)	$16,111,000

Amortization of intangible assets amounted to $896,000 and $897,000 for the three months ended March 31, 2015 and 2014, respectively. The total cost basis of intangible assets at March 31, 2015 was $29.5 million, which consists of $26.9 million of costs that are subject to amortization and $2.6 million of assets that are not subject to amortization.

Software Development Costs

At March 31, 2015, the Company has capitalized a total of $17.1 million of software development costs. Included in the capitalized costs is $2.5 million of costs associated with enhancement of the xMax cognitive radio products. These costs are not being amortized considering that the enhancement is not yet incorporated in products and available for sale. During the three months ended March 31, 2015 and 2014, the Company recognized amortization of software development costs available for sale of $0.7 million and $0.7 million, respectively.

NOTE 6 — INTANGIBLE ASSETS (continued)

Patents & Licenses

At March 31, 2015, the Company has capitalized a total of $12.4 million of patents & licenses. Included in the capitalized costs is $12.3 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.2 million of amortization expense related to patents and licenses for the three months ended March 31, 2015 and 2014.

Estimated amortization expense for the twelve-month periods ended March 31 is as follows:

2016	$3,613,000
2017	2,912,000
2018	2,802,000
2019	1,723,000
2020 and thereafter	2,500,000
$13,550,000

NOTE 7 — OBLIGATION UNDER CAPITAL LEASE

During the three months ending March 31, 2015, we purchased equipment under a capital lease with a value totaling $129,000.

The future minimum capital lease payments for the following twelve months periods as of March 31 are as follows:

2016	$142,000
2017	50,000
2018	45,000
Total minimum lease payments	237,000
Less Amount representing interest	(19,000)
Present value of the net minimum lease payments	218,000
Less obligations under capital lease maturing within one year	(135,000)
Long-term portion of obligations under capital lease	$83,000

The interest rate for the capital leases range between 4% and 9%.

 NOTE 8 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating the infrastructure agreement. The $2 Million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of March 31, 2015, $2 million of principal balance was outstanding under the $2 Million Convertible Note. The accrued interest at March 31, 2015 was $87,000.

NOTE 9 — COMMITMENTS

The Company's office rental, deployment sites and warehouse facilities expenses aggregated approximately $107,000 and $86,000 for the three months ended March 31, 2015 and 2014, respectively. The leases will expire on different dates from 2016 through 2019. The Company also entered into contract agreements with one of its principal vendors to provide parts for production. Total obligation

NOTE 9 — COMMITMENTS (continued)

of purchasing parts under contractual agreements, minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Twelve Months Ended March 31,
2016	$2,052,000
2017	$127,000
2018	$84,000
2019	$87,000
2020	$66,000
$2,416,000

NOTE 10 — PREFERRED STOCK

In March 2013, by approval of the majority of the shareholders, the Company was authorized to issue 10,000,000 shares of “Blank Check” preferred stock, par value $0.00001 per share. On December 30, 2014, 3,000,000 shares were designated as authorized Series A Preferred Stock. On February 11, 2015, 3,000,000 shares were designated as authorized Series B Preferred Stock. On February 24, 2015, 3,000,000 shares were designated as authorized Series C Preferred Stock.

Series A Preferred Stock

On December 30, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 31 Group, LLC (“31 Group”) pursuant to which the Company sold to 31 Group, for a purchase price of $750,000, 750,000 shares of Series A Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase 375,000 shares of common stock. The Company also issued to 31 Group 33,142 shares of common stock in consideration of 31 Group’s execution and delivery of the Purchase Agreement (the “Commitment Shares”). The offer and sale of the Series A Preferred Stock, the common stock issuable upon conversion of the Series A Preferred Stock and the Commitment Shares were made pursuant to the Company’s registration statement on Form S-3 that was declared effective on August 31, 2014 (the “Shelf Registration Statement”).

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

NOTE 10 — PREFERRED STOCK (continued)

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

NOTE 10 — PREFERRED STOCK (continued)

Conversions and Balances of Outstanding Series A Preferred Stock

As of March 27, 2015, 750,000 shares of the Series A Preferred Stock and 52,500 shares of Series A Preferred Stock issued as dividends have been converted into 2,392,465 shares of common stock. As of March 27, 2015, all outstanding shares of the Series A Preferred Stock have been fully converted.

As a result of the conversion, the preferred stock value, net of discounts, and the derivative liability arising from the conversion feature were extinguished. The Company recorded the fair value of the common stock issued upon conversion which resulted in a deemed dividend of $483,000 that was recorded as a charge to additional paid in capital.

Short Term Related Party Loans

On December 30, 2014, the Company received a $245,000 loan from George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. This amount was recorded as a due to related parties on the financial statements.

On January 8, 2015, the Company repaid $100,000 of the $245,000 due to related party balance owed to George Schmitt.

On January 29, 2015 and February 13, 2015, the Company received an aggregate of $700,000 from certain family members of George Schmitt, Chairman of the Board and Chief Executive Officer (effective as of February 17, 2015). This amount was recorded as a short term loan in due to related parties. On February 23, 2015, George Schmitt transferred the balance of his $145,000 loan to certain family members bringing the total the Company owed to certain family members to $845,000. The $845,000 loan was settled through the issuance of 845,000 shares of Series B Preferred Stock, 53,095 shares of common stock and warrants with respect to 422,500 underlying shares of common stock exercisable for five years at a price of $2.00 per share. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

$350,000 Purchase Agreement

On February 11, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to 31 Group, 350,000 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) and warrants to purchase 175,000 shares of the Company’s common stock for a purchase price of $350,000. The Company also issued 24,619 shares of its common stock in consideration of 31 Group’s execution and delivery of the purchase agreement (the “Commitment Shares”). The Series B Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

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

Conversions and Balances of Outstanding Series B Preferred Stock

As of March 31, 2015, 945,000 shares of the Series B Preferred Stock and 66,150 shares of the Series B Preferred Stock issued as dividends has been converted into 2,677,009 shares of our common stock. As of March 31, 2015, 250,000 shares of the Series B Preferred Stock remains outstanding.

As a result of the conversion, the preferred stock value, net of discounts, and the derivative liability arising from the conversion feature were extinguished. The Company recorded the fair value of the common stock issued upon conversion which resulted in a deemed dividend of $390,000 that was recorded as a charge to additional paid in capital.

NOTE 10 — PREFERRED STOCK (continued)

$1,800,000 Purchase Agreement

On February 24, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to institutional investors, 1,800,000 shares of the Company’s Series C Preferred Stock, par value $0.00001 per share (the “Series C Preferred Stock”) and warrants to purchase 900,000 shares of the Company’s common stock for a purchase price of $1,800,000. The Company also issued 118,631 shares of its common stock in consideration of the investors’ execution and delivery of the purchase agreement (the “Commitment Shares”). The Series C Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

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

Conversion Rights of Series C Preferred Stock. Upon the occurrence of certain triggering events (including the Series C Preferred Stock or common stock underlying the Series C Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against the Company shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by the Company), the holder of Series C Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Series C Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by the lower of (x) $2.00 or (y) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series C Preferred Stock.

On each of March 12, 2015, March 24, 2015, April 12, 2015 and April 24, 2015, upon the Company’s failure to meet certain conditions (including the Company’s common stock failing to maintain a minimum trading price and the common stock failing to maintain certain trading volumes) during the period between the initial issuance date of the Series C Preferred Stock and the relevant determination date, the holders of Series C Preferred Stock shall have the right to require the Company, by written notice, to redeem in cash up to $300,000 of the Series C Preferred Stock, at a price equal to the sum of (i) the stated value of Series C Preferred Stock to be redeemed multiplied by 105% (for redemptions occurring within the first thirty days of the initial issuance date) or 110% (for redemptions occurring during the period between thirty and sixty days of the initial issuance date) plus (ii) all accrued and unpaid dividends thereon until the date of the redemption. On both March 12, 2015, and March 24, 2015, the Company met all conditions.

Conversions and Balance of Outstanding Series C Preferred Stock

As of March 31, 2015, 210,280 shares of the Series C Preferred Stock and 14,720 shares of the Series C Preferred Stock issued as dividends have been converted into 882,502 shares of our common stock. As of March 31, 2015, 1,589,720 shares of the Series C Preferred Stock remain outstanding.

As a result of the conversion, the preferred stock value, net of discounts, and the derivative liability arising from the conversion feature were extinguished. The Company recorded the fair value of the common stock issued upon conversion which resulted in a deemed dividend of $184,000 that was recorded as a charge to additional paid in capital.

NOTE 11 — EQUITY

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

Equity Distribution Agreement

On February 23, 2015, the Company delivered notice to Roth Capital Partners, LLC (“Roth”) terminating the Equity Distribution Agreement effective as of February 23, 2015. The Company previously entered into the Equity Distribution Agreement with Roth on November 19, 2014 and amended on December 30, 2014. The Company also filed a supplement to the Prospectus Supplement terminating the offering with respect to the $1,000,000 of the Company’s common stock issuable to Roth under the Equity Distribution Agreement. No shares of the Company’s common stock were sold to Roth by the Company during the term of the Equity Distribution Agreement.

Warrants and Options

The Company has issued warrants and options outside of the equity incentive plans. A summary of the warrant and option activity is as follows:

	Number of Warrants and Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2015	5,579,905	$9.69
Granted	1,522,500	1.97
Exercised	—	—
Forfeited or Expired	(74,284)	19.25
Outstanding, March 31, 2015	7,028,151	7.90
Exercisable, March 31, 2015	6,708,151	$8.15

NOTE 12 — DERIVATIVE LIABILITIES

Series A, B and C Preferred Stock - Conversion Options

On December 30, 2014, the Company entered into a purchase agreement pursuant to which the Company sold to 31 Group, 750,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”). On February 12, 2015, the Company entered into a purchase agreement pursuant to which the Company sold to 31 Group, 350,000 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”). On February 24, 2015, the Company entered into a purchase agreement pursuant to which the Company sold to certain members of George’s Schmitt’s family, 845,000 shares of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”). On February 24, 2015, the Company entered into a purchase agreement pursuant to which the Company sold to 31 Group and Dominion Capital, 1,800,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”).

The Series A Preferred Stock are convertible, in whole or in part, at a conversion price equal to the lower of (i) $2.00 or (ii) 85% of the average of the five (5) lowest volume weighted average prices of the common stock during the twenty (20) consecutive trading day period ending the trading day immediately preceding the delivery of the applicable conversion notice.

The Series B and C Preferred Stock are convertible, in whole or in part, at a conversion price equal to the lower of (i) $2.00 or (ii) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice.

The conversion feature was bifurcated from the Preferred Stock as it was not considered to be clearly and closely related to the host agreement and is accounted for as a derivative liability.

Warrants to Purchase Common Stock

In connection with the issuance of Series A Preferred Stock to 31 Group, the Company issued warrants to purchase up to 375,000 shares of Common Stock which are exercisable at any time on or before December 31, 2019. In connection with the issuance of Series B Preferred Stock to 31 Group, the Company issued warrants to purchase up to 175,000 shares of Common Stock which are exercisable at any time on or before February 11, 2020. In connection with the issuance of Series B Preferred Stock to certain family members of George Schmitt, the Company issued warrants to purchase up to 422,500 shares of Common Stock are exercisable at any time on or before February 24, 2020. In connection with the issuance of Series C Preferred Stock to 31 Group and Dominion Capital, the Company issued warrants to purchase up to 900,000 shares of Common Stock are exercisable at any time on or before February 24, 2020. The Warrants each have an exercise price of $2.00 per share. The warrants are accounted for as derivative liability as they can be redeemed by the holder for Black Scholes value upon certain fundamental transactions.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities for the quarter ended March 31, 2015:

	Series A	Series B (31 Group)	Series B (Related Party)	Series C	Total
Balance at January 1, 2015	270,000	—	—	—	270,000
Additions to conversion option derivative liability	—	84,000	220,000	468,000	772,000
Additions to warrant derivative liability	—	42,000	118,000	252,000	412,000
Conversions of derivative liability	(150,000)	(24,000)	(220,000)	(55,000)	(449,000)
Change in fair market value of the derivative liabilities	(60,000)	(44,000)	(50,000)	(331,000)	(485,000)
Balance at March 31, 2015	60,000	58,000	68,000	334,000	520,000

These instruments were valued using the Black Scholes pricing model that incorporates the price of a share of Common Stock, volatility, risk free rate, dividend rate and estimated life. As of March 31, 2015 all outstanding shares of the Series A Preferred Stock and the Series B Preferred Stock (Related Party) have been converted.

NOTE 12 — DERIVATIVE LIABILITIES (continued)

The following are the key assumptions used in connection with the valuation of the conversion option on the date of issuance, at December 31, 2014 and March 31, 2015:

	Series A	Series B (31 Group)	Series B (Related Party)	Series C
Date of issuance	12/30/2014	2/11/2015	2/24/2015	2/24/2015
Number of shares convertible into	750,000	350,000	845,000	1,800,000
Fair market value of stock	$0.51	$0.42	$0.45	$0.45
Conversion price	$0.57	$0.357	$0.40	$0.40
Volatility	131%	143.4%	143.4%	143.4%
Risk-free interest rate	0.13%	0.26%	0.26%	0.26%
Expected dividend yield	—	—	—	—
Life of convertible preferred stock (years)	1	1	1	1

	Series A	Series B (31 Group)	Series B (Related Party)	Series C
Number of shares convertible into on March 31, 2015	—	250,000	—	1,589,720
Fair market value of stock	—	$0.279	—	$0.279
Conversion price	—	$0.2295	—	$0.2295
Volatility	—	105.4%	—	105.4%
Risk-free interest rate	—	0.99%	—	0.99%
Expected dividend yield	—	—	—	—
Life of convertible preferred stock (years)	—	0.85	—	0.90

The following are the key assumptions used in connection with the valuation of the warrants on the date of issuance, at December 31, 2014 and March 31, 2015:

	Series A	Series B (31 Group)	Series B (Related Party)	Series C
Date of warrant	12/30/2014	2/11/2015	2/24/2015	2/24/2015
Number of shares underlying the warrants	375,000	175,000	422,500	900,000
Fair market value of stock	$0.51	$0.42	$0.45	$0.45
Exercise price	$2.00	$2.00	$2.00	$2.00
Volatility	112.9%	120.6%	120.6%	120.6%
Risk-free interest rate	0.96%	0.90%	0.90%	0.90%
Expected dividend yield	—	—	—	—
Warrant life (years)	5	5	5	5

	Series A	Series B (31 Group)	Series B (Related Party)	Series C
Number of shares underlying the warrants on March 31, 2015	375,000	175,000	422,500	900,000
Fair market value of stock	$0.279	$0.279	$0.279	$0.279
Exercise price	$2.00	$2.00	$2.00	$2.00
Volatility	116.3%	120.6%	120.6%	120.6%
Risk-free interest rate	0.99%	0.90%	0.90%	0.90%
Expected dividend yield	—	—	—	—
Warrant life (years)	4.75	4.85	4.90	4.90

The risk-free rate is based on the rate for the U.S. Treasury note over the expected terms. The expected term is the full term of the warrant and preferred stock. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on London Stock Exchange’s AIM Market to the date of the grant.

NOTE 13 — RELATED PARTY TRANSACTIONS

MBTH

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $75,000 and $75,000, respectively, for the three months ended March 31, 2015 and 2014. As of March 31, 2015, MBTH owned approximately 32.09% of the Company’s outstanding shares. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Executive Chairman and, effective as of February 17, 2015, Chief Executive Officer, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH.

During the three months ended March 31, 2015, MBTH incurred no new liabilities on behalf of the Company under the 2011 assumption of liability agreement with MBTH. From January 1, 2015 to March 31, 2015, the Company repaid MBTH $0 for liabilities previously paid by MBTH. The due to related party balance was $264,000 as of March 31, 2015.

The Company agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company or arranges a merger, consolidation or sale by the Company of substantially all of the assets. On February 24, 2015, MBTH invoiced the Company for $700,000 in fees associated with equity financings through April 16, 2014 at a rate of 3% per financing less certain discounts. The Company also accrued for an additional fee of approximately $109,000 for equity financings between April 17, 2014 and December 31, 2014. The balance of $809,000 was recorded as an expense in general and administrative expenses and included in due to related parties as of December 31, 2014. The Company accrued approximately $90,000 for equity financings between January 1, 2015 and March 31, 2015.

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

On January 29, 2015 and February 13, 2015, the Company received an aggregate of $700,000 from certain family members of George Schmitt, Chairman of the Board and Chief Executive Officer (effective as of February 17, 2015). This amount was recorded as a short term loan in due to related parties. On February 23, 2015, George Schmitt transferred the balance of his $145,000 loan to certain family members bringing the total the Company owed to certain family members to $845,000. The $845,000 loan was settled through the issuance of 845,000 shares of Series B Preferred Stock, 53,095 shares of common stock and warrants with respect to 422,500 underlying shares of common stock exercisable for five years at a price of $2.00 per share. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

On February 24, 2015, the 845,000 shares of the Series B Preferred Stock issued to certain family members of George Schmitt and 59,150 shares of the Series B Preferred Stock issued as dividends were converted into 2,227,911 shares of our common stock (See Note 10 Preferred Stock). As of March 31, 2015 none of the Series B Preferred Stock issue to certain family members of George Schmitt remains outstanding.

On March 24, 2015, the Company received a $40,000 loan from George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. This amount was recorded in due to related parties.

Issuance of common stock to MBTH

On February 24, 2015, the company issued 3,991,131 shares of common stock to MBTH in consideration of converting $1,756,098 owed of the balance due to related parties at a conversion price of $0.44 per share.

Deferred Revenue

On October 16, 2013, the Company completed the first delivery of xMax comprehensive cognitive radio system, shipping equipment and providing engineering services required to fulfill the $179,000 purchase order that was received from rural broadband provider Walnut Hill Telephone Company on November 26, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Walnut Hill Telephone Company. Given that Larry Townes was a director of xG Technology, at the time of the purchase order, the sale of equipment to Walnut Hill Telephone Company was, at the time it was entered into, considered to be a related party transaction. Due to Walnut Hill Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction was considered deferred revenue as of December 31, 2014.

On December 16, 2013, the Company sold xMax comprehensive cognitive radio system to Haxtun Telephone Company for $301,000 to fulfill a purchase order that was received on November 24, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Haxtun Telephone Company. Given that Larry Townes was a director of xG Technology, at the time of the purchase order, the sale of equipment to Haxtun Telephone Company was, at the time it was entered into, considered to be a related party transaction. Due to Haxtun Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction was considered deferred revenue as of December 31, 2014.

On March 31, 2015, we shipped additional equipment purchased by Larry Townes and we received a partial payment for the equipment that had been previously delivered in those transactions as the purchasers indicated that the equipment met certain technical specifications associated with their networks. Previously, Walnut Hill Telephone Company and Haxtun Telephone Company did not intend to deliver payment until such technical specifications were satisfied. These specifications have now been satisfied and the deferred revenue has been recorded as revenue.

NOTE 14 — CONCENTRATIONS

During the three months ended March 31, 2015, the Company recorded revenue from individual sales or services rendered of $534,000 (91%) in excess of 10% of the Company’s total sales to a related party.

At March 31, 2015, approximately 91% of net accounts receivable was due from two customers broken down individually as follows; $316,000 (57%) to a related party and $190,000 (34%) to an unrelated party.

During the three months ended March 31, 2015, approximately 100% of the Company’s inventory purchases were derived from three vendors.

NOTE 15 — CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of March 31, 2015, the Company did not have any legal actions pending.

NOTE 16 — SUBSEQUENT EVENTS

Conversions and Balances of Outstanding Series B Preferred Stock

As of April 29, 2015, 1,195,000 shares of the Series B Preferred Stock and 83,650 shares of the Series B Preferred Stock issued as dividends have been converted into 4,054,987 shares of our common stock. As of April 29, 2015, all outstanding shares of the Series B Preferred Stock have been fully converted.

Conversions and Balance of Outstanding Series C Preferred Stock

As of May 15, 2015, 1,685,000 shares of the Series C Preferred Stock and 117,950 shares of Series C Preferred Stock issued as dividends have been converted into 3,631,417 shares of our common stock. As of May 15, 2015, 115,000 shares of the Series C Preferred Stock remain outstanding.

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

Plan of Operations

We are executing on our sales and marketing strategy, both through direct sales to end-customers and indirect sales to channel network partners and we have entered into a number of equipment purchase, reseller and teaming agreements as a result. These customer engagements span our target markets in rural telecommunications and defense.

Recent Developments

In April 2015, we announced that we successfully completed the installation and deployment of a three-site pilot xMax broadband wireless network for the Bay Area Regional Interoperable Communications Systems Authority (“BayRICS”). The deployment covers parts of the San Francisco Bay Area municipalities of Livermore, Dublin and Pleasanton. The xMax solution is currently being evaluated by San Francisco Bay Area emergency management organizations. Since the original announcement of the BayRICS deployment on December 18, 2014, dozens of extensive demonstrations have been granted to California public safety stakeholders interested in experiencing the features of the xMax network in a live setting. As a result of these demonstrations, xMax is under consideration for purchase and deployment as a public safety broadband wireless solution by area municipal and emergency operations officials. The pilot network covers approximately 60 square miles and is comprised of xMax networking equipment that includes compact access points and subscriber devices installed in both stationary locations as well as in specially-equipped vehicles to showcase on-the-move support.

In April 2015, we also announced that we achieved increased performance in the patented and market-leading interference mitigation capabilities of the xMax private mobile broadband wireless system. The heightened performance is the result of successfully incorporating more complex and robust signal processing algorithms and other advances spearheaded by xG’s research and development team. These technological advancements translate to up to a ten-fold improvement in the ability of xMax to withstand interference.

In April 2015, we announced an agreement with DirectView Holdings, Inc. to integrate our xMax private mobile broadband technology with DirectView’s recently announced body-worn camera scheduled for commercial launch early in the third quarter of 2015. The planned integration will consolidate the private, secure, high-performance communications capabilities of xMax with the advanced features and functionality of DirectView’s body-worn camera.

In May 2015, we announced we were awarded a new patent covering enhanced techniques for mitigating interference in wireless transmissions. The new patent, “Hybrid ARQ system with Snapshot Feedback Mechanism for Interference Prone Wireless Networks,” outlines a method for faster and more detailed analysis of data being received, which will help deliver smoother and more reliable communications in crowded and challenged RF (radio frequency) environments. Impairments in wireless channels can cause data corruption and loss, and adversely impact system throughput. The presence of interference, both intentionally and non-intentionally generated, exacerbates this problem and further degrades performance. This is a growing occurrence in public cellular systems that can be weighed down (and even become unavailable) when there is a large concentration of users during a crisis or other event. Because many first responders and public safety officials rely on the same public cellular system for their mission-essential duties, there is a risk that their ability to protect lives and property could be compromised because of congested cellular airwaves.

In May 2015, we announced a Strategic Technology Alliance Agreement with Drakontas, LLC (“Drakontas”) to cooperate in the marketing of each other’s respective solutions. Under the terms of the agreement, the Company and Drakontas will make available integrated products that include xMax private mobile broadband network technology and Drakontas’ DragonForce mobile team collaboration software application.

DragonForce is one of the most innovative emerging technologies for mobile collaboration in the public safety market. Built for tactical teams and for everyday law enforcement operations, DragonForce empowers public safety teams to effectively share information in real-time in the field through instant messaging, location, personnel tracking, photo and document sharing and collaborative whiteboards. DragonForce provides first responders a common operating platform allowing them to plan, communicate and act more quickly, safely and effectively during daily operations, events and critical incidents using smartphones, tablets and other mobile devices.

Results of Operations

Comparison for the three months ended March 31, 2015 and 2014

Revenues

Revenues for the three months ended March 31, 2015, were $584,000 compared to $250,000 in the corresponding period in 2014. The revenue of $584,000 resulted from $510,000 from sales of equipment and $74,000 from engineering services and a consulting services agreement during the three months ended March 31, 2015. Of the $584,000 in revenue, $480,000 was previously recorded as deferred revenue.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three months ended March 31, 2015, were $330,000 compared to $63,000 in the corresponding period in 2014. Of the $330,000, $313,000 was based on the cost of components and the time allocated to building the products sold, and $17,000 was based on the cost of the time allocated towards the engineering and consulting service agreement. Of the $63,000, $60,000 was based on the cost of components and the time allocated to building the products sold, and $3,000 was based on the cost of the time allocated towards the engineering and consulting service agreement.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three months ended March 31, 2015, the Company incurred aggregate expense of $1.5 million, compared to $1.7 million for the three months ended March 31, 2014, representing a decrease of $0.2 million or 11%. The decrease is due to decreases in consulting fees associated with sales and marketing of $0.1 million; $0.1 in taxes and licenses; $0.1 million in travel expenses; and $0.1 in advertising. The decreases were partially offset by increases in consulting fees associated with the Company’s listing on the NASDAQ Capital Market of $0.2 million.

Development Expenses

Development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. For the three months ended March 31, 2015, the Company incurred aggregate expense of $1.6 million, compared to $2.5 million for the three months ended March 31, 2014, representing a decrease of $0.9 million or 37%. The decrease is due to decreases of $0.3 in materials used for research and development purposes; $0.3 million in consulting services; $0.1 million in costs related to maintaining existing patents; and $0.4 million in additional payroll capitalization. The decreases were partially offset by an increase of $0.2 million in travel expenses. We expect our development costs to decrease going forward as we implement cost saving measures in 2015 which include a reduction in our current full-time, part-time and contracted workforce.

Stock Based Compensation

Stock based compensation decreased $0.08 million from $0.21 million in the three months ended March 31, 2014 to $0.13 million in the three months ended March 31, 2015. The decrease arose from the decrease in the number of outstanding options being expensed in the three months ended March 31, 2015 compared to the same period in the three months ended March 31, 2014.

Amortization and Depreciation

Amortization and depreciation expenses increased $0.01 million, or 1%, from $0.95 million in the three months ended March 31, 2014 to $0.96 million in the three months ended March 31, 2015.

Other

Interest expense for the three months ended March 31, 2015 was $0.05 million compared to $0.05 million for the three months ended March 31, 2014.

Net Loss

For the three months ended March 31, 2015, the Company had a net loss of $3.5 million, as compared to a net loss of $5.2 million for the three months ended March 31, 2014, or a decrease of $1.7 million. The decrease in net loss is due mainly to an increase in revenue and a decrease in development expenses discussed above.

Liquidity and Capital Resources

As of March 31, 2015, the Company has positive working capital of approximately $2.3 million including $0.6 million of restricted cash, $0.2 million of cash and cash equivalents. We have incurred net losses of $3.5 million in the three months ended March 31, 2015 and $19.0 million in the year ended December 31, 2014. Additionally, we have incurred negative operating cash flows including cash used in operations of $1.8 million in the three months ended March 31, 2015 and cash used in operations of $14.6 million for the year ended December 31, 2014.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. The Company does not currently have sufficient capital in order to fund operations for the next twelve months from the balance sheet date or to achieve cash flow breakeven. Therefore, the Company is actively evaluating various alternatives of financing in order to obtain additional capital to allow the Company to deliver its products.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Three Month Period Ended

(In Thousands)

	March 31, 2015	March 31, 2014
Cash flows used in Operations	$(1,824)	$(4,523)
Investing Activities	$(755)	$(277)
Financing Activities	$2,042	$31
Cash at end of period	$221	$686

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 totaled $1.8 million as compared to $4.5 million for the three months ended March 31, 2014. Of the $1.8 million, approximately $0.5 million was related to the increase of our payables and the remaining balance consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $0.8 million as compared to $0.3 million for the three months ended March 31, 2014. This represents capital expenditures primarily associated with the investment in product and technology development and our patent portfolio.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2015 was $2.0 million as compared to cash provided by financing activities of $0.03 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, there were cash inflows of $2.7 million which were partially offset by the increase in restricted cash of $0.6 million. In the three months ended March 31, 2015, there were net proceeds from the Series B and C Preferred Stock totaling $2.7 million.

2014 and 2015 Financings

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

Purchase Agreements and Registration Rights Agreement with Lincoln Park

$1,000,000 Purchase Agreement

On September 22, 2014, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund (“Lincoln Park”), pursuant to which we offered 500,000 shares of our common stock to Lincoln Park at a price of $2.00 per share, for an aggregate purchase price of $961,000 net of expenses. The closing of the transaction occurred on September 24, 2014. The Company issued the 500,000 shares of common stock pursuant to the Company’s registration statement on Form S-3 that was declared effective on August 31, 2014 (the “Shelf Registration Statement”).

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

As of March 31, 2015, the Company has drawn down $145,000 and issued 100,000 shares of common stock under the $15M Purchase Agreement. The prepaid expense for this financing was $249,000 as of March 31, 2015, representing a decrease of $97,000 from the initial recording of $346,000. The Company is amortizing the prepaid balance to additional paid in capital on a straight line basis over the term of the agreement.

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

$750,000 Purchase Agreement – Series A Preferred Stock

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

As of March 31, 2015, 750,000 shares of the Series A Preferred Stock and 52,500 shares of the Series A Preferred Stock issued as dividends have been converted into 2,392,465 shares of common stock. As of March 31, 2015, all outstanding shares of the Series A Preferred Stock have been fully converted.

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

Short Term Related Party Loans

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

$350,000 Purchase Agreement with 31 Group – Series B Preferred Stock

On February 11, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to 31 Group, 350,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) and warrants to purchase 175,000 shares of the Company’s common stock for a purchase price of $350,000. The Company also issued 24,619 shares of its common stock in consideration of 31 Group’s execution and delivery of the purchase agreement (the “Commitment Shares”). The Series B Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

Series B Preferred Stock

As of March 31, 2015, 945,000 shares of the Series B Preferred Stock and 66,150 shares of the Series B Preferred Stock issued as dividends has been converted into 2,677,009 shares of our common stock. As of March 31, 2015, 250,000 shares of the Series B Preferred Stock remains outstanding.

Ranking. The Series B Preferred Stock will rank with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company senior to all of our common stock and other classes of capital stock, unless the holders of a majority of the outstanding shares of Series B Preferred Stock consent to the creation of parity stock or senior preferred stock.

Liquidation Preference of Series B Preferred Stock. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, before the payment of any amount to the holder of shares of junior stock, but pari passu with any parity stock, the holders of Series B Preferred Stock are entitled to receive an amount equal to the greater of (i) the stated value of the Series B Preferred Stock or (ii) the amount the holder of Series B Preferred Stock would receive if such holder converted the Series A Preferred Stock into common stock immediately prior to the date of the liquidation event, including accrued and unpaid dividends.

Dividends on Series B Preferred Stock. Holders of Series B Preferred Stock shall be entitled to receive from the first date of issuance of the Series A Preferred Stock until the date that is twelve (12) months from the issuance date (the “Maturity Date”) cumulative dividends at a rate of 7.0% per annum on a compounded basis. The Company shall have the right to pay dividends in cash or shares of common stock on the Maturity Date or in cash on any applicable redemption date or, with respect to Series B Preferred Stock subject to conversion into common stock, as part of the conversion amount.

Redemption of Series B Preferred Stock. Upon the occurrence of certain triggering events (including the Series B Preferred Stock or common stock underlying the Series B Preferred Stock is not freely tradeable without restriction; the failure of the common stock to

Redemption of Series B Preferred Stock. Upon the occurrence of certain triggering events (including the Series B Preferred Stock or common stock underlying the Series B Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against the Company shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by the Company), the holder of Series B Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Series B Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by 85% of the average of the five (5) lowest volume weighted average prices of the common stock during the twenty (20) consecutive trading day period ending the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series B Preferred Stock.

Upon the occurrence of a change in control of the Company, a holder of Series B Preferred Stock shall have the right to require the Company to redeem all or any portion of the Series B Preferred Stock at a price equal to 125% of the stated value of the Series B Preferred Stock. In addition, so long as certain conditions do not exist (including the Company shall have timely delivered any common stock upon the conversion of the Series B Preferred Stock), then the Company shall have the right to redeem all, but not less than all, of the Series B Preferred Stock outstanding in cash at a price equal to the sum of (i) 125% of the stated value of the Series B Preferred Stock and (ii) all accrued and unpaid dividends thereon.

At any time from and after the tenth (10) business day prior to the date of maturity, a holder of the Series B Preferred Stock may require the Company to redeem all or any number of Series B Preferred Shares held by such holder at a purchase price equal to 105% of the conversion amount of such Series B Preferred Shares.

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

Fundamental Transaction. The Company shall use its commercially reasonable efforts to not enter into a “fundamental transaction” unless the successor entity assumes the obligations of the Company under the Certificate of Designations and the successor entity (including its parent entity) is a publicly traded company whose shares of common stock are quoted or listed on an eligible national securities exchange. Upon a change of control of the Company, a holder of Series B Preferred Stock shall have the right to require the Company to redeem all or any portion of the Series B Preferred Stock at the applicable premium redemption price. A fundamental transaction is a transaction in which (i) the Company, directly or indirectly, in one or more related transactions, (a) consolidates or merges with or into any other entity (except where the Company is the surviving entity), (b) sells, leases, licenses, assigns, transfers, conveys or otherwise disposes of all or substantially all of its properties or assets to any other entity, (c) allows any other entity to make a purchase, tender or exchange offer that is accepted by such holders of more than 50% of the outstanding shares of voting stock of the Company (not including any shares of voting stock of the Company held by the entity making or party to, or associated or affiliated with the entity making or party to, such purchase, tender or exchange offer), or (d) consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off or scheme of arrangement) with any other entity whereby such other entity acquires more than 50% of the outstanding shares of voting stock of the Company (not including any shares of voting stock of the Company held by the other entity making or party to, or associated or affiliated with the other entity making or party to, such stock or share purchase agreement or other business combination), or (e) reorganizes, recapitalizes or reclassifies the common stock (which shall not include a reverse stock split), or (ii) any “person” or “group” (as these terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and the rules and regulations promulgated thereunder) is or shall become the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% of the aggregate ordinary voting power represented by issued and outstanding voting stock of the Company.

Voting Rights. Except with respect to certain material changes in the terms of the Series B Preferred Stock and certain other matters, and except as may be required by Delaware law, holders of Series B Preferred Stock shall have no voting rights. The approval of a majority of the holders of the Series B Preferred Stock is required to amend the Certificate of Designations.

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

$1,800,000 Purchase Agreement – Series C Preferred Stock

On February 24, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to institutional investors, 1,800,000 shares of the Company’s Series C Preferred Stock, par value $0.00001 per share (the “Series C Preferred Stock”) and warrants to purchase 900,000 shares of the Company’s common stock for a purchase price of $1,800,000. The Company also issued 118,631 shares of its common stock in consideration of the investors’ execution and delivery of the purchase agreement (the “Commitment Shares”). The Series C Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

Series C Preferred Stock

As of March 31, 2015, 210,280 shares of the Series C Preferred Stock and 14,720 shares of the Series C Preferred Stock issued as dividends have been converted into 882,502 shares of our common stock. As of March 31, 2015, 1,589,720 shares of the Series C Preferred Stock remains outstanding.

The Series C Preferred Stock rank pari passu with our Series B Preferred Stock with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company and have the same terms and preferences as the Series B Preferred Stock except for the following:

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

On each of March 12, 2015, March 24, 2015, April 12, 2015 and April 24, 2015, upon the Company’s failure to met certain conditions (including the Company’s common stock failing to maintain a minimum trading price and the common stock failing to maintain certain trading volumes) during the period between the initial issuance date of the Preferred Stock and the relevant determination date, the holders of Preferred Stock shall have the right to require the Company, by written notice, to redeem in cash up to $300,000 of the Preferred Stock, at a price equal to the sum of (i) the stated value of Preferred Stock to be redeemed multiplied by 105% (for redemptions occurring within the first thirty days of the initial issuance date) or 110% (for redemptions occurring during the period between thirty and sixty days of the initial issuance date) plus (ii) all accrued and unpaid dividends thereon until the date of the redemption. On both March 12, 2015, and March 24, 2015, the Company met all conditions.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that as of March 31, 2015, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of March 31, 2015, we do not have any litigation matters pending.

Item 1A.   Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

On February 23, 2015, the Company settled an $845,000 loan with family members of George Schmitt, our Chief Executive Officer, through the issuance of 845,000 shares of Series B Preferred Stock, 53,095 shares of common stock and warrants with respect to 422,500 underlying shares of common stock exercisable for five years at a price of $2.00 per share.

These shares of Series B Preferred Stock, shares of common stock and warrants were offered and sold, and the common stock issuable upon conversion of the Warrants and Series B Convertible Preferred Stock will be offered and sold, in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. The Company made this determination based on the representations of the Purchasers which included, in pertinent part, that each Purchasers is an “accredited investor” within the meaning of Rule 501 of Regulation D and upon such further representations from each Purchaser that (i) each Purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) each Purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) each Purchaser has knowledge and experience in financial and business matters such that it is capable of evaluating the merits and risks of an investment in the Company, (iv) each Purchaser had access to all of the Company’s documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which the Company possessed or was able to acquire without unreasonable effort and expense, and (v) each Purchaser has no need for the liquidity in its investment in the Company and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

xG TECHNOLOGY, INC.

Date: May 15, 2015	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.