Form 10-Q
period 2015-06-30
xG TECHNOLOGY, INC.
filed 2015-08-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of the Registrant’s common stock outstanding as of August 14, 2015 is 5,128,883.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$156	$758
Inventory, net	3,559	4,070
Accounts receivable, net of allowance of $85 and $30 ($488 and $480 from related party, respectively)	966	702
Prepaid expenses and other current assets	236	411
Total current assets	4,917	5,941
Property and equipment, net	820	816
Intangible assets, net	15,757	16,382
Total assets	$21,494	$23,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,615	$868
Accrued expenses	398	511
Accrued interest	42	42
Due to related parties	934	2,110
Deferred revenue ($24 and $480 from related party, respectively)	188	480
Short-term convertible notes	1,167	—
Obligation under capital leases	105	123
Derivative liabilities	320	270
Total current liabilities	4,769	4,404
Long-term obligation under capital leases	73	—
Convertible note payable	2,000	2,000
Total liabilities	6,842	6,404
Commitments and contingencies
Series A convertible preferred stock – $0.00001 par value per share: 3,000,000 shares authorized at June 30, 2015 and December 31, 2014; 750,000 issued and 0 outstanding as of June 30, 2015 and 750,000 issued and outstanding as of December 31, 2014 (liquidation preference of $0 at June 30, 2015 and $750,100 at December 31, 2014)	—	378
Series B convertible preferred stock – $0.00001 par value per share: 3,000,000 and 0 shares authorized at June 30, 2015 and December 31, 2014; 1,195,000 issued and 0 outstanding as of June 30, 2015 and 0 issued and outstanding as of December 31, 2014	—	—
Series C convertible preferred stock – $0.00001 par value per share: 3,000,000 and 0 shares authorized at June 30, 2015 and December 31, 2014; 1,800,000 issued and 0 outstanding as of June 30, 2015 and 0 issued and outstanding as of December 31, 2014	—	—
Total convertible preferred stock	—	378
Stockholders’ equity (deficit)
Preferred stock – $0.00001 par value per share: 1,000,000 and 7,000,000 shares authorized as of June 30, 2015 and December 31, 2014; none issued or outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, – $0.00001 par value, 100,000,000 shares authorized, 5,029,388 and 2,617,622 shares issued as of June 30, 2015 and December 31, 2014, respectively	— *	— *
Additional paid in capital	192,708	186,919
Accumulated deficit	(178,034)	(170,540)
Treasury stock, at cost – 229 shares at June 30, 2015 and December 31, 2014, respectively	(22)	(22)
Total stockholders’ equity	14,652	16,357
Total liabilities and stockholders' equity	$21,494	$23,139

* Less than $1

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$374	$163	$957	$413
Cost of revenue and operating expenses
Cost of components and personnel	245	41	575	105
General and administrative expenses	1,802	1,447	3,388	3,126
Development expenses	1,112	2,056	2,661	4,510
Stock based compensation	145	148	278	361
Amortization and depreciation	958	958	1,918	1,906
Total cost of revenue and operating expenses	4,262	4,650	8,820	10,008
Loss from operations	(3,888)	(4,487)	(7,863)	(9,595)
Other income (expense)
Changes in fair value of derivative liabilities	5	—	490	—
Other expense	(26)	—	(26)	—
Interest expense, net	(48)	(43)	(95)	(88)
Total other income (expense)	(69)	(43)	369	(88)
Loss before income tax provision	(3,957)	(4,530)	(7,494)	(9,683)
Income tax provision	-	-	-	-
Net loss	$(3,957)	$(4,530)	$(7,494)	$(9,683)
Dividends and deemed dividends	(2,385)	—	(3,455)	—
Net loss attributable to common shareholders	(6,342)	(4,530)	(10,949)	(9,683)
Basic and diluted net loss per share	$(1.40)	$(1.98)	$(2.90)	$(4.65)
Weighted average number of shares outstanding basic and diluted	4,533	2,283	3,774	2,082

  The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock			Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2015	2,617,622	$—	*	$186,919	$(22)	$(170,540)	$16,357
Net loss	—	—		—	—	(7,494)	(7,494)
Stock based compensation	—	—		279	—	—	279
Compensation granted in stock	370,409	—	*	1,069	—	—	1,069
Issuance of stock MBTH conversion of due to related party	399,114	—	*	1,756	—	—	1,756
Commitment fee – 15 million purchase agreement	—	—	*	(90)	—	—	(90)
Issuance of stock – Series A conversions	239,247	—	*	528	—	—	528
Issuance of stock – Series B conversions - Related Party	222,791	—	*	703	—	—	703
Issuance of stock – Series B conversions - 31 Group	182,708	—	*	179	—	—	179
Issuance of stock – Series C conversions	946,518	—	*	1,188	—	—	1,188
Issuance of stock commitment shares – Series B financing – Related Party	5,310	—	*	24	—	—	24
Issuance of stock commitment shares – Series B financing – 31 Group	2,462	—	*	10	—	—	10
Issuance of stock commitment shares – Series C financing	11,864	—	*	53	—	—	53
Issuance of stock in exchange for payment of interest on convertible note	31,343	—	*	90	—	—	90
Balance, June 30, 2015	5,029,388	$—	*	$192,708	$(22)	$(178,034)	$14,652

* Less than $1

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(7,494)	$(9,683)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	278	361
Share-based consulting and other services	146	86
Allowance for doubtful accounts	66	4
Depreciation and amortization	1,918	1,906
Change in fair value of derivative liabilities	(464)	—
Non-monetary transaction	43	—
Payment made in stock (payroll and consultants)	923	—

Changes in assets and liabilities
Accounts receivable	(329)	(213)
Inventory	511	(1,285)
Prepaid expenses and other current assets	86	(16)
Accounts payable	732	(1,047)
Accrued expenses	(7)	300
Deferred revenue – related party	(292)	—
Due to related parties	726	955
Long term capital lease obligation	77	—
Net cash used in operating activities	(3,084)	(8,632)
Cash flows from investing activities
Capital expenditures for property and equipment	(130)	(114)
Capitalization of intangible assets	(1,167)	(565)
Net cash used in investing activities	(1,297)	(679)
Cash flows from financing activities
Payment of capital lease	(65)	(62)
Proceeds from issuance of convertible preferred stock, net of issuance costs	2,677	—
Short term convertible notes	1,167	—
Net proceeds from issuance of common stock		8,816
Net cash provided by (used in) financing activities	3,779	8,754
Net (decrease) in cash	(602)	(557)
Cash, beginning of period	758	5,517
Cash, end of period	$156	$4,960
Supplemental cash flow disclosures of investing and financing activities
Stock issued in connection with conversion of due to related party	1,756	—
Stock issued in connection with conversion of preferred stock and deemed dividend	2,598	—
Derivative liability in connection with conversion option and warrants	255	—
Stock issued as payment of fees on convertible preferred stock	88	—
Amortization of prepaid fees related to the $15M purchase agreement	90	—
Stock issued as payment of bonus	—	195
Stock issued as payment of interest on convertible notes	90	90

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND FOR THE

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

In the opinion of management, the unaudited financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2015 the results of its operations for the three and six months ended June 30, 2015 and 2014, the results of its cash flows for the six months ended June 30, 2015 and 2014 and the statement of stockholders equity for the six months ended June 30, 2015. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2015 may not be indicative of results for the full year.

Reverse Stock Split

On July 9, 2015, the Board approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-10. On July 17, 2015, the Company effected a one-for-ten reverse stock split. Upon effectiveness of the reverse stock split, every 10 shares of outstanding common stock decreased to one share of common stock. Throughout this report the reverse split was retroactively applied to all period presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At certain points in time the Company’s cash balances exceeded the current insured amounts under the Federal Deposit Insurance Corporation of $250,000.

Concentrations of Credit Risk

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that counterparty will default on its contractual obligations resulting in financial loss to the company. The company’s credit risk is primarily attributable to its cash and accounts receivable. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts through June 30, 2015. For customers, management assesses the credit quality of the customer, taking into account its financial position, past experience and other

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

factors. The majority of trade receivables are those of related parties and management does not expect any losses from non-performance of these parties.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Allowance for Doubtful Accounts

In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the customer, we will make our best estimate of probable or potential losses in our accounts receivable balance using the allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made based on current available evidence and historical experience. Allowance for doubtful accounts was $85,000 and $30,000 as of June 30, 2015 and December 31, 2014, respectively.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenues from management and consulting, time-and-materials service contracts, maintenance agreements and other services are recognized as the services are provided or at the time the goods are shipped and title has passed. During the quarter ending June 30, 2015, the Company began deferring 20% of revenue on the sale of equipment to account for when and if available software upgrades, maintenance and post contract customer support are provided to customers. The 20% will be recognized over a period of one year. Deferred revenue on the sale of equipment was $188,000 and $0 as of June 30, 2015 and December 31, 2014, respectively.

Development Expenses

Development expenses consist primarily of salaries and related costs for technical and programming personnel. They are expensed as incurred and were $2,661,000 and $4,510,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The Company files a U.S. federal and state income tax return. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in finance income (expense), net in the Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2015 and December 31, 2014.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Earnings Per Share

Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014 approximately 1.2 million and 0.7 million shares, respectively, underlying the options, warrants, convertible debt and convertible preferred stock were anti-dilutive.

Warranty Reserve

The Company established a warranty reserve policy effective for the fiscal year ending December 31, 2013. Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve at June 30, 2015 and December 31, 2014 was $14,000 and $9,000, respectively.

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

Recently Issued Accounting Principles

The Company is an ‘‘emerging growth company’’ as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. The Company will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which annual gross revenue exceed $1 billion, (ii) the date that the Company becomes a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter or (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 107 of the JOBS Act, the Company has elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, that are of material significance, or have potential material significance, to the Company.

NOTE 2 — GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of June 30, 2015, the Company had an accumulated deficit of $178.0 million and a net loss of $7.5 million for the six months ended June 30, 2015. As of the date of this filing, the Company has $0.1 million of cash on hand and is in the process of closing on an underwritten public offering to raise additional funds in the near term to support the Company’s operations. To date, the Company is experiencing long sales cycles in the areas that have potential for near term revenue, most notably, in the first responder, public safety, military and rural telco markets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 — INVENTORY

Inventories included in the accompanying condensed balance sheets are stated at the lower of cost or market as summarized below:

	June 30,	December 31,
	2015	2014
Raw materials consisting of purchased parts, components and supplies	$2,083,000	$2,084,000
Finished goods	1,676,000	2,186,000
Sub-total inventories	3,759,000	4,270,000
Less inventory reserve	(200,000)	(200,000)
Total Inventory - net	$3,559,000	$4,070,000

Based upon the Company’s analysis of the lower of cost or market, the Company recorded a reserve for inventory of $200,000 and $200,000 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2015	2014
Accounts receivable	$563,000	$252,000
Accounts receivable - related parties	488,000	480,000
Sub-total accounts receivable	1,051,000	732,000
Allowance for doubtful accounts	(85,000)	(30,000)
Net accounts receivable	$966,000	$702,000

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	June 30, 2015	December 31, 2014
Cost:
Furniture and equipment	3 – 7 years	$3,059,000	$2,930,000
Accumulated depreciation:		(2,239,000)	(2,114,000)
Property and equipment, net		$820,000	$816,000

Depreciation expense amounted to approximately $126,000 and $113,000 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 6 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses
	Costs	A.A.	Cost	A.A.	Total
Balance as of December 31, 2014	$16,455,000	$(5,494,000)	$12,378,000	$(6,957,000)	$16,382,000
Additions	1,167,000	—	—	—	1,167,000
Amortization	—	(1,460,000)	—	(332,000)	(1,792,000)
Balance as of June 30, 2015	$17,622,000	$(6,954,000)	$12,378,000	$(7,289,000)	$15,757,000

Amortization of intangible assets amounted to $1,792,000 and $1,793,000 for the six months ended June 30, 2015 and 2014, respectively. The total cost basis of intangible assets at June 30, 2015 was $30 million, which consists of $26.9 million of costs that are subject to amortization and $3.1 million of assets that are not subject to amortization.

Software Development Costs

At June 30, 2015, the Company has capitalized a total of $17.6 million of software development costs. Included in the capitalized costs is $3.0 million of costs associated with enhancement of the xMax cognitive radio products. These costs are not being amortized considering that the enhancement is not yet incorporated in products and available for sale. During the six months ended June 30, 2015 and 2014, the Company recognized amortization of software development costs available for sale of $1.5 million and $1.5 million, respectively. During the three months ended June 30, 2015 and 2014, the Company recognized amortization of software development costs available for sale of $0.8 million and $0.8 million, respectively.

NOTE 6 — INTANGIBLE ASSETS (continued)

Patents & Licenses

At June 30, 2015, the Company has capitalized a total of $12.4 million of patents & licenses. Included in the capitalized costs is $12.3 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.3 million of amortization expense related to patents and licenses for the six months ended June 30, 2015 and 2014 and $0.2 million for the three months ended June 30, 2015 and 2014.

Estimated amortization expense for the twelve-month periods ended June 30 is as follows:

2016	$3,526,000
2017	2,802,000
2018	2,802,000
2019	1,188,000
2020 and thereafter	2,334,000
$12,652,000

NOTE 7 — OBLIGATION UNDER CAPITAL LEASES

The future minimum capital lease payments for the following twelve month periods as of June 30 are as follows:

2016	$112,000
2017	50,000
2018	32,000
Total minimum lease payments	194,000
Less Amount representing interest	(16,000)
Present value of the net minimum lease payments	178,000
Less obligations under capital lease maturing within one year	(105,000)
Long-term portion of obligations under capital lease	$73,000

The interest rate for the capital leases range between 4% and 9%.

NOTE 8 — CONVERTIBLE NOTE PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating the infrastructure agreement. The $2 million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of June 30, 2015, $2 Million of principal balance was outstanding under the $2 Million Convertible Note. The accrued interest at June 30, 2015 was $42,000. On April 16, 2015, the Company issued approximately 31,000 common shares in repayment of $90,000 of interest.

NOTE 9 — COMMITMENTS

The Company's office rental, deployment sites and warehouse facilities expenses aggregated approximately $225,000 and $206,000 for the six months ended June 30, 2015 and 2014, respectively. The leases will expire on different dates from 2016 through 2019. The Company also entered into contract agreements with one of its principal vendors to provide parts for production.

NOTE 9 — COMMITMENTS (continued)

Total obligation of purchasing parts under contractual agreements, minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Twelve Months Ended June 30,
2016	$2,023,000
2017	$81,000
2018	$84,000
2019	$87,000
2020	$22,000
$2,297,000

NOTE 10 — SHORT-TERM DEBT

8% Convertible Notes

Overview.   On June 11, 2015, the Company entered into a securities purchase agreement (the “June 2015 Purchase Agreement”) with a group of accredited investors pursuant to which the Company sold an aggregate of $1,166,666 in principal amount of 8% Original Issue Discount Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $1,050,000 (the “First Tranche”). The Company received net proceeds of $907,500 from the sale of the notes after deducting placement agent fees and other expenses. On July 14, 2015, the Company and the investors entered into an amendment to the June 2015 Purchase Agreement (the “Amendment”) pursuant to which the Company agreed to issue an additional $466,667 in principal amount of 8% Convertible Notes for a purchase price of $420,000 (the “Second Tranche”) for total net proceeds to the Company of $400,000.

Maturity and Interest.   The First Tranche of 8% Convertible Notes will mature on December 11, 2015, and the Second Tranche of 8% Convertible Notes will mature on January 14, 2016 (each, a “Maturity Date”), less any amounts converted or redeemed prior to the Maturity Date. If the 8% Convertible Notes are not repaid by the Company by the Maturity Date, the Maturity Date shall be automatically extended for an additional three-month period until March 11, 2016 and April 14, 2016 for the First Tranche and Second Tranche, respectively (such period, the “Extension Period”), which extension shall not be considered an event of default. The 8% Convertible Notes bear interest at a rate of 8% per annum, subject to increase to the lesser of 24% per annum or the maximum rate permitted under applicable law upon the occurrence of certain events of default.

Conversion.   The 8% Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $5.00 per share, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. However, during the Extension Period, the conversion price shall be the lesser of (i) $5.00, subject to adjustment for stock dividends, stock splits, combinations or similar events, and (ii) 85% of the lowest closing price of the common stock in the twenty (20) trading days prior to the date of conversion.

Prepayments and Redemptions.   The Company may prepay in cash any portion of the principal amount of the 8% Convertible Notes and any accrued and unpaid interest. If such prepayment is made within sixty (60) days after the issuance date of the 8% Convertible Notes, the Company shall pay an amount in cash equal to 125% of the sum of the then outstanding principal amount of the note and interest; thereafter, if such prepayment is made, the Company shall pay an amount in cash equal to 135% of the sum of the then outstanding principal amount of the note and interest. Within one (1) business day after the closing of any underwritten public offering of at least $7,000,000 of securities of the Company pursuant to a registration statement on Form S-1 or Form S-3 (the “Public Offering”), the Company shall prepay in cash an amount equal to (i) 125% of the sum of the then outstanding principal amount of the note and interest if the closing of the Public Offering occurs within sixty (60) days after the issuance date of the 8% Convertible Notes or (ii) 135% of the sum of the then outstanding principal amount of the note and interest if the closing of the Public Offering occurs after sixty (60) days following the issuance date of the 8% Convertible Notes.

Right to Participate in Future Financings.   For so long as the 8% Convertible Notes are outstanding, the holder has a right to participate in any issuance of the Company’s common stock, common stock equivalents or a combination of units thereof in an underwritten public offering (a “Subsequent Financing”), in an aggregate amount of the Subsequent Financing equal to at least $500,000, on the same terms, conditions and price provided for in the Subsequent Financing.

NOTE 11 — PREFERRED STOCK

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

Series A Preferred Stock

On December 30, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 31 Group, LLC (“31 Group”) pursuant to which the Company sold to 31 Group, for a purchase price of $750,000, 750,000 shares of Series A Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase 37,500 shares of common stock. The Company also issued to 31 Group 3,315 shares of common stock in consideration of 31 Group’s execution and delivery of the Purchase Agreement (the “Commitment Shares”). The offer and sale of the Series A Preferred Stock, the common stock issuable upon conversion of the Series A Preferred Stock and the Commitment Shares were made pursuant to the Company’s registration statement on Form S-3 that was declared effective on August 31, 2014 (the “Shelf Registration Statement”).

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $20.00 per share which was subsequently lowered to $11.50 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

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

Conversion Rights of Preferred Stock

A holder of Series A Preferred Stock shall have the right to convert the Series A Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to the lower of (i) $20.00 or (ii) 85% of the average of the five (5) lowest volume weighted average prices of the Common Stock during the twenty (20) consecutive trading day period ending the trading day immediately preceding the delivery of the applicable conversion notice (as adjusted for stock splits, share combinations and similar transactions).

Conversions and Balances of Outstanding Series A Preferred Stock

As of March 27, 2015, 750,000 of the Series A Preferred Stock and 52,500 shares of Series A Preferred Stock issued as dividends have been converted into 239,247 shares of common stock. As of March 27, 2015, all outstanding shares of the Series A Preferred Stock have been fully converted.

As a result of the conversion, the preferred stock value, net of discounts, and the derivative liability arising from the conversion feature were extinguished. The Company recorded the fair value of the common stock issued upon conversion which resulted in a deemed dividend of $483,000 that was recorded as a charge to additional paid in capital during the six months ended June 30, 2015.

NOTE 11 — PREFERRED STOCK (continued)

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

On January 29, 2015 and February 13, 2015, the Company received an aggregate of $700,000 from certain family members of George Schmitt, Chairman of the Board and Chief Executive Officer (effective as of February 17, 2015). This amount was recorded as a short term loan in due to related parties. On February 23, 2015, George Schmitt transferred the balance of his $145,000 loan to certain family members bringing the total the Company owed to certain family members to $845,000. The $845,000 loan was settled through the issuance of 845,000 shares of Series B Preferred Stock, 5,310 shares of common stock and warrants with respect to 42,250 underlying shares of common stock exercisable for five years at a price of $20.00 per share. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

$350,000 Purchase Agreement

On February 11, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to 31 Group, 350,000 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) and warrants to purchase 17,500 shares of the Company’s common stock for a purchase price of $350,000. The Company also issued 2,462 shares of its common stock in consideration of 31 Group’s execution and delivery of the purchase agreement (the “Commitment Shares”). The Series B Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $20.00 per share which was subsequently lowered to $11.50 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

On July 20, 2015, and effective June 11, 2015, the Company amended the warrants issued to investors of the Series B Preferred Stock to lower the exercise price from $20.00 per share to $11.50 per share except for the warrants issued to certain family members of George Schmitt, which will retain an exercise price of $20.00 per share.

Series B Preferred Stock

The Series B Preferred Stock rank pari passu with our Series A Preferred Stock with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company and have the same terms and preferences as the Series A Preferred Stock except for the following:

Conversion Rights of Series B Preferred Stock. A holder of Series B Preferred Stock shall have the right to convert the Series B Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to the lower of (i) $20.00 or (ii) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice (as adjusted for stock splits, share combinations and similar transactions).

Conversions and Balances of Outstanding Series B Preferred Stock

As of June 30, 2015, 1,195,000 shares of the Series B Preferred Stock and 83,650 shares of the Series B Preferred Stock issued as dividends has been converted into 405,499 shares of our common stock. As of June 30, 2015, all outstanding shares of the Series B Preferred Stock have been fully converted.

As a result of the conversion, the preferred stock value, net of discounts, and the derivative liability arising from the conversion feature were extinguished. The Company recorded the fair value of the common stock issued upon conversion which resulted in a deemed dividend of $620,000 that was recorded as a charge to additional paid in capital during the six months ended June 30, 2015.

NOTE 11 — PREFERRED STOCK (continued)

$1,800,000 Purchase Agreement

On February 24, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to institutional investors, 1,800,000 shares of the Company’s Series C Preferred Stock, par value $0.00001 per share (the “Series C Preferred Stock”) and warrants to purchase 90,000 shares of the Company’s common stock for a purchase price of $1,800,000. The Company also issued 11,864 shares of its common stock in consideration of the investors’ execution and delivery of the purchase agreement (the “Commitment Shares”). The Series C Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $20.00 per share which was subsequently lowered to $11.50 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

On July 20, 2015, and effective June 11, 2015, the Company amended the warrants issued to investors of the Series C Preferred Stock to lower the exercise price from $20.00 per share to $11.50 per share.

Series C Preferred Stock

The Series C Preferred Stock rank pari passu with our Series A Preferred Stock and our Series B Preferred Stock with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company and have the same terms and preferences as the Series A and Series B Preferred Stock except for the following:

Conversion Rights of Series C Preferred Stock. Upon the occurrence of certain triggering events (including the Series C Preferred Stock or common stock underlying the Series C Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against the Company shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by the Company), the holder of Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Series C Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by the lower of (x) $20.00 or (y) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series C Preferred Stock.

On each of March 12, 2015, March 24, 2015, April 12, 2015 and April 24, 2015, upon the Company’s failure to meet certain conditions (including the Company’s common stock failing to maintain a minimum trading price and the common stock failing to maintain certain trading volumes) during the period between the initial issuance date of the Series C Preferred Stock and the relevant determination date, the holders of Preferred Stock shall have the right to require the Company, by written notice, to redeem in cash up to $300,000 of the Series C Preferred Stock, at a price equal to the sum of (i) the stated value of Series C Preferred Stock to be redeemed multiplied by 105% (for redemptions occurring within the first thirty days of the initial issuance date) or 110% (for redemptions occurring during the period between thirty and sixty days of the initial issuance date) plus (ii) all accrued and unpaid dividends thereon until the date of the redemption. On March 12, 2015, March 24, 2015, April 12, 2015 and April 24, 2015, the Company met all conditions.

Conversions and Balance of Outstanding Series C Preferred Stock

As of June 30, 2015, 1,800,000 shares of the Series C Preferred Stock and 126,000 shares of the Series C Preferred Stock issued as dividends have been converted into 946,518 shares of our common stock. As of June 30, 2015, all outstanding shares of the Series C Preferred Stock have been fully converted.

As a result of the conversion, the preferred stock value, net of discounts, and the derivative liability arising from the conversion feature were extinguished. The Company recorded the fair value of the common stock issued upon conversion which resulted in a deemed dividend of $2,352,000 that was recorded as a charge to additional paid in capital during the six months ended June 30, 2015.

NOTE 12 — EQUITY

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

On August 5, 2015, the Company received notification from Nasdaq that the Company has maintained a closing bid price of $1.00 per share or greater for the last 10 consecutive business days. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

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

Shares Issued Under S-8 Registration Statement

On April 14, 2015, the Company filed an S-8 Registration Statement to register 350,000 shares of common stock under the 2013 Long Term Incentive Plan. From April 15, 2015 to June 30, 2015, the Company issued 301,402 shares of common stock to employees in lieu of paying $815,881 of payroll due to cost cutting measures 17,456 shares of common stock to various consultants to pay $54,519 worth of services; and 18,904 shares of common stock to various employees of MBTH totaling $52,130. As of June 30, 2015, a total of 12,239 registered shares remain under the April 14, 2015 S-8 Registration Statement.

Warrants and Options

The Company has issued warrants and options outside of the equity incentive plans. A summary of the warrant and option activity is as follows:

	Number of Warrants and Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2015	557,997	$96.78
Granted	394,250	6.85
Exercised	—	—
Forfeited or Expired	(17,115)	116.22
Outstanding, June 30, 2015	935,132	58.29
Exercisable, June 30, 2015	669,205	$79.60

NOTE 13 — DERIVATIVE LIABILITIES

Series A, B and C Preferred Stock - Conversion Options

On December 30, 2014, the Company entered into a purchase agreement pursuant to which the Company sold to 31 Group, 750,000 of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”). On February 12, 2015, the Company entered into a purchase agreement pursuant to which the Company sold to 31 Group, 350,000 of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”). On February 24, 2015, the Company entered into a purchase agreement pursuant to which the Company sold to certain members of George’s Schmitt’s family, 845,000 of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”). On February 24, 2015, the Company entered into a purchase agreement pursuant to which the Company sold to 31 Group and Dominion Capital, 1,800,000 of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”).

The Series A Preferred Stock are convertible, in whole or in part, at a conversion price equal to the lower of (i) $20.00 or (ii) 85% of the average of the five (5) lowest volume weighted average prices of the common stock during the twenty (20) consecutive trading day period ending the trading day immediately preceding the delivery of the applicable conversion notice.

The Series B and C Preferred Stock are convertible, in whole or in part, at a conversion price equal to the lower of (i) $20.00 or (ii) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice.

The conversion feature was bifurcated from the Preferred Stock as it was not considered to be clearly and closely related to the host agreement and is accounted for as a derivative liability.

Warrants to Purchase Common Stock

In connection with the issuance of Series A Preferred Stock to 31 Group, the Company issued warrants to purchase up to 37,500 shares of Common Stock which are exercisable at any time on or before December 31, 2019. In connection with the issuance of Series B Preferred Stock to 31 Group, the Company issued warrants to purchase up to 17,500 shares of Common Stock which are exercisable at any time on or before February 11, 2020. In connection with the issuance of Series B Preferred Stock to certain family members of George Schmitt, the Company issued warrants to purchase up to 42,250 shares of Common Stock are exercisable at any time on or before February 24, 2020. In connection with the issuance of Series C Preferred Stock to 31 Group and Dominion Capital, the Company issued warrants to purchase up to 90,000 shares of Common Stock are exercisable at any time on or before February 24, 2020. The Warrants each have an exercise price of $20.00 per share. The warrants are accounted for as derivative liability as they can be redeemed by the holder for Black Scholes value upon certain fundamental transactions.

Amendment of Warrants

On July 20, 2015, and effective June 11, 2015, the Company amended the warrants issued to investors on December 30, 2014, February 11, 2015 and February 24, 2015 in connection with issuances of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, to lower the exercise price from $20.00 per share to $11.50 per share, except for the warrants issued to certain family members of George Schmitt, which will retain an exercise price of $20.00 per share.

The Company accounted for the amendment of the warrants as a modification and valued the Series A, Series B and Series C warrants immediately before the modification and immediately after the modification and recorded an incremental approximately $26,000 expense that is included in Other Income and Expenses on the Statement of Operations.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities for the quarter ended June 30, 2015:

	Series A	Series B (31 Group)	Series B (Related Party)	Series C	Total
Balance at January 1, 2015	270,000	—	—	—	270,000
Additions to conversion option derivative liability	—	84,000	220,000	468,000	772,000
Additions to warrant derivative liability	8,000	45,000	118,000	270,000	441,000
Conversions of derivative liability	(150,000)	(54,000)	(224,000)	(245,000)	(673,000)
Change in fair market value of the derivative liabilities	(64,000)	(44,000)	(51,000)	(331,000)	(490,000)
Balance at June 30, 2015	64,000	31,000	63,000	162,000	320,000

These instruments were valued using the Black Scholes pricing model that incorporates the price of a share of Common Stock, volatility, risk free rate, dividend rate and estimated life. As of June 30, 2015 all outstanding shares of the Series A, B and C Preferred Stock, have been fully converted. The remaining derivative liabilities at June 30, 2015 relate to the warrants exercisable into common stock of the company issued under the preferred stock raises.

NOTE 13 — DERIVATIVE LIABILITIES (continued)

The following are the key assumptions used in connection with the valuation of the conversion option on the date of issuance, at December 31, 2014 and June 30, 2015:

	Series A	Series B (31 Group)	Series B (Related Party)	Series C
Date of issuance	12/30/2014	2/11/2015	2/24/2015	2/24/2015
Number of shares convertible into	750,000	350,000	845,000	1,800,000
Fair market value of stock	$5.10	$4.22	$4.50	$4.50
Conversion price	$5.70	$3.57	$4.00	$4.00
Volatility	131%	143.4%	143.4%	143.4%
Risk-free interest rate	0.13%	0.26%	0.26%	0.26%
Expected dividend yield	—	—	—	—
Life of convertible preferred stock (years)	1	1	1	1

All of the Series A, Series B and Series C preferred stock were fully converted during the six months ended June 30, 2015. As a result, all the Derivative Liabilities associated with the Series A, Series B and Series C preferred stock conversion features were extinguished upon conversion. See Note 12 Equity for more details.

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on the date of issuance, at December 31, 2014 and June 30, 2015:

	Series A	Series B (31 Group)	Series B (Related Party)	Series C
Date of warrant	12/30/2014	2/11/2015	2/24/2015	2/24/2015
Number of shares underlying the warrants	37,500	17,500	42,250	90,000
Fair market value of stock	$5.10	$4.22	$4.50	$4.50
Exercise price	$20.00	$20.00	$20.00	$20.00
Volatility	112.9%	120.6%	120.6%	120.6%
Risk-free interest rate	0.96%	0.90%	0.90%	0.90%
Expected dividend yield	—	—	—	—
Warrant life (years)	5	5	5	5

	Series A	Series B (31 Group)	Series B (Related Party)	Series C
Number of shares underlying the warrants on June 30, 2015	37,500	17,500	42,250	90,000
Fair market value of stock	$2.80	$2.80	$2.80	$2.80
Exercise price	$11.50	$11.50	$20.00	$11.50
Volatility	119.0%	118.5%	118.5%	118.0%
Risk-free interest rate	0.98%	0.98%	0.98%	0.98%
Expected dividend yield	—	—	—	—
Warrant life (years)	4.50	4.60	4.65	4.65

The risk-free rate is based on the rate for the U.S. Treasury note over the expected terms. The expected term is the full term of the warrant and preferred stock. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on London Stock Exchange’s AIM Market to the date of the grant.

NOTE 14 — RELATED PARTY TRANSACTIONS

MBTH

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $150,000 and $150,000, respectively, for the six months ended June 30, 2015 and 2014. As of June 30, 2015, MBTH owned approximately 32.35% of the Company’s outstanding shares. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Executive Chairman and, effective as of February 17, 2015, Chief Executive Officer, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH. From January 1, 2015 to June 30, 2015, the Company repaid MBTH $0 for liabilities previously paid by MBTH. The due to related party balance was $934,000 as of June 30, 2015.

The Company agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company or arranges a merger, consolidation or sale by the Company of substantially all of the assets. On February 24, 2015, MBTH invoiced the Company for $700,000 in fees associated with equity financings through April 16, 2014 at a rate of 3% per financing less certain discounts. The Company also accrued an additional fee of approximately $109,000 for equity financings between April 17, 2014 and December 31, 2014. The balance of $809,000 was recorded as an expense in general and administrative expenses and included in due to related parties as of December 31, 2014. The Company accrued approximately $90,000 for equity financings between January 1, 2015 and June 30, 2015.

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

On January 29, 2015 and February 13, 2015, the Company received an aggregate of $700,000 from certain family members of George Schmitt, Chairman of the Board and Chief Executive Officer (effective as of February 17, 2015). This amount was recorded as a short term loan in due to related parties. On February 23, 2015, George Schmitt transferred the balance of his $145,000 loan to certain family members bringing the total the Company owed to certain family members to $845,000. The $845,000 loan was settled through the issuance of 845,000 shares of Series B Preferred Stock, 5,310 shares of common stock and warrants with respect to 42,250 underlying shares of common stock exercisable for five years at a price of $20.00 per share. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

On February 24, 2015, the 845,000 shares of the Series B Preferred Stock issued to certain family members of George Schmitt and 59,150 shares of the Series B Preferred Stock issued as dividends were converted into 222,791 shares of our common stock (See Note 10 Preferred Stock). As of March 31, 2015 none of the Series B Preferred Stock issued to certain family members of George Schmitt remains outstanding.

From January 1, 2015 through June 30, 2015, the Company received a total of $700,000 in loans from George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. This amount was recorded in due to related parties.

Issuance of common stock to MBTH

On February 24, 2015, the company issued 399,114 shares of common stock to MBTH in consideration of converting $1,756,098 owed of the balance due to related parties at a conversion price of $4.40 per share.

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

NOTE 14 — RELATED PARTY TRANSACTIONS (continued)

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

On March 31, 2015, the Company shipped additional equipment purchased by Larry Townes and received a partial payment for the equipment that had been previously delivered in those transactions as the purchasers indicated that the equipment met certain technical specifications associated with their networks. Previously, Walnut Hill Telephone Company and Haxtun Telephone Company did not intend to deliver payment until such technical specifications were satisfied. These specifications have now been satisfied and the deferred revenue has been recorded as revenue.

In May 2015, the Company received an order for approximately $100,000 in xMax mobile broadband wireless equipment and services which will be deployed in a network to be initially installed in Escazu, Costa Rica, with plans to expand in other Latin American locations. The xMax equipment order was received from Itellum, LLC (“Itellum”), a related party, one of four companies who have entered into a formal agreement to participate in the initial xMax deployment as well as expansion into other Latin American markets thereafter. The other partners include Level 3 Communications (“Level 3”), Osmin Vargas Corporacion (“OV”), and MB Technology Holdings, LLC (“MBTH”), a related party. In June 2015, the Company announced the successful installation and initial deployment of an xMax broadband network in Escazu, Costa Rica by Itellum. This represents the first stage of xMax network deployments that are expected to cover additional areas of Costa Rica, with plans for expansion into other Latin American locations. In June 2015, the Company received an additional order for approximately $58,000 in xMax mobile broadband wireless equipment and services from Itellum.

NOTE 15 — CONCENTRATIONS

During the six months ended June 30, 2015, the Company recorded revenue from individual sales or services rendered of $427,000 (45%), $194,000 (20%) and $122,000 (13%) in excess of 10% of the Company’s total sales.

At June 30, 2015, approximately 100% of net accounts receivable was due from four customers broken down individually as follows; $316,000 (33%) and $134,000 (14%) to related parties and $264,000 (27%) and $251,000 (26%) to unrelated parties.

During the six months ended June 30, 2015, approximately 100% of the Company’s inventory purchases were derived from seven vendors.

NOTE 16 — CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of June 30, 2015, the Company did not have any legal actions pending.

NOTE 17 — SUBSEQUENT EVENTS

Reverse Stock Split

On July 9, 2015, the Board approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-10. On July 17, 2015, the Company effected a one-for-ten reverse stock split. Upon effectiveness of the reverse stock split, every 10 shares of outstanding common stock decreased to one share of common stock. Throughout this report the reverse split was retroactively applied to all period presented.

Amendment of Warrants

On July 20, 2015, and effective as of June 11, 2015, the Company amended the warrants issued to investors on December 30, 2014, February 11, 2015 and February 24, 2015 in connection with issuances of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, to lower the exercise price from $20.00 per share to $11.50 per share, except for the warrants issued to certain family members of George Schmitt, which will retain an exercise price of $20.00 per share.

Short-Term Loan

From July 1, 2015 to August 14, 2015, the Company received a total of $350,000 in loans from George Schmitt, Chairman of the Board and Chief Executive Officer. This amount was recorded in due to related parties.

Shares Issued Under S-8 Registration Statement

On July 16, 2015, the Company filed an S-8 Registration Statement to register 100,000 shares of common stock under the 2015 Employee Stock Purchase Plan. From July 15, 2015 to August 14, 2015, the Company issued 62,155 shares of common stock to employees in lieu of paying $130,830 of payroll due to cost cutting measures and 10,743 shares of common stock to various consultants to pay $19,550 worth of services. As of August 14, 2015, a total of 27,101 registered shares remain under the July 16, 2015 S-8 Registration Statement.

Pricing of Public Offering

On August 14, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Underwriter”), pursuant to which the Company agreed to sell, and the Underwriter agreed to purchase for resale to the public (the “Offering”), subject to the terms and conditions expressed therein, an aggregate of (i) 2,550,000 Class A Units, at a price of $1.00 per Class A Unit, each of which consists of one share of the Company’s common stock and 0.5 of a Series A Warrant  to purchase one share of the Company’s common stock at an exercise price of $1.00 per warrant (a “Series A Warrant”), (ii) 2,450,000 Class B Units, at a price of $0.99 per Class B Unit, each of which consists of one pre-funded Series B Warrant  to purchase one share of the Company’s common stock and 0.5 of a Series A Warrant, (iii) 2,550,000 Series C Warrants, at a price of $0.01 per Series C Warrant, which is deemed to be included in the $1.00 price per Class A Unit, each to purchase one additional Class A Unit at an exercise price of $1.00, and (iv) 4,950,000 Series D Warrants, at a price of $0.01 per Series D Warrant, which is deemed to be included in the $0.99 price per Class B Unit, each to purchase one additional Class B Unit at an exercise price of $0.99. The Company expects to receive approximately $5,000,000 in gross proceeds from the Offering, before underwriting discounts and commissions and offering expenses payable by the Company.

The Company expects the Offering to close on or about August 19, 2015, subject to the satisfaction of customary closing conditions.  The Underwriting Agreement provides that the Company will indemnify the Underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to reimburse the Underwriter for payments that the Underwriter may be required to make because of such liabilities.

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

Recent Developments

In June 2015, we announced we successfully demonstrated our interference mitigation capabilities against sustained electronic attacks (jamming) at the U.S. Special Operations Command’s (“USSOCOM”) Technical Experimentation Event 15-3 conducted June 14 to June 18 at the Muscatatuck Urban Training Center (“MUTC”) in Indiana. During a three day exercise, a tactical xMax network was deployed to provide real-time video, position location and integrated tactical radio communications from vehicles operating in diverse terrain throughout the MUTC. Sustained electronic attacks from military-grade jammers were introduced but were unable to disrupt the performance of the xMax network. xG was selected to participate as a technology developer at the event because of the unique capabilities that the xMax cognitive software-defined radio platform brings to tactical and expeditionary operations. xMax was the only communication system on display at the event that met the USSOCOM requirement for innovative and advanced software-defined radio technologies that will enable secure and interference-resistant communications for Special Operations Forces (“SOF”).

In July 2015, we announced we received an order for approximately $309,000 for xMax mobile broadband wireless equipment and services which will be integrated into a dedicated Telemedicine/Telehealth Systems Network Infrastructure. The initial network — Phase 1 — will be built out in St. George’s, the capital of Grenada, with a Network Operations Center (NOC) capable of supporting regional expansion and growth throughput CARICOM, the community of 15 nations and dependencies located in the Caribbean. The xMax equipment order was received from Telemedicine MM Systems-New York (“Telemedisys”), an integrator of healthcare and other network systems. Telmedisys plans to integrate the xMax mobile broadband communications platform into its network infrastructure to deliver telemedicine/telehealth, emergency response services, disaster recovery and other applications at an affordable cost. The integration of xMax broadband wireless networking equipment into the network infrastructure will facilitate the desired turnkey-design effect.

Results of Operations

Comparison for the three and six months ended June 30, 2015 and 2014

Revenues

Revenues for the three and six months ended June 30, 2015, were $374,000 and $957,000, respectively, representing an increase of $211,000 and $544,000, respectively, from $163,000 and $413,000 in the corresponding periods in 2014. The revenue of $374,000 resulted from $241,000 from sales of equipment and $133,000 from engineering services and a consulting services agreement during the three months ended June 30, 2015. The revenue of $957,000 resulted from $750,000 from sales of equipment and $207,000 from engineering services and a consulting services agreement during the six months ended June 30, 2015. Of the $957,000 in revenue, $480,000 was previously recorded as deferred revenue.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and six months ended June 30, 2015, were $245,000 and $575,000, respectively, representing an increase of $204,000 and $470,000, respectively, from $41,000 and $105,000 in the corresponding periods in 2014. Of the $245,000 and $575,000, $210,000 and $523,000 was based on the cost of components and the time allocated to building the products sold, and $35,000 and $52,000 was based on the cost of the time allocated towards the engineering and consulting service agreement.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and six months ended June 30, 2015, the Company incurred aggregate expense of $1.8 million and $3.4 million, respectively, compared to $1.4 million and $3.1 million, respectively, for the three and six months ended June 30, 2014, representing an increase of $0.4 million or 25% for the three months and $0.3 million or 8%.

The three month increase of $0.4 million is due to increases in consulting fees associated with the Company’s listing on the NASDAQ Capital Market of $0.4 million and $0.1 million in fees associated with sales and marketing consulting. The increases were partially offset by a decrease in payroll of $0.1 million.

The six month increase of $0.3 million is due to due to increases in consulting fees associated with the Company’s listing on the NASDAQ Capital Market of $0.6 million and $0.1 million in fees associated with sales and marketing consulting. The increases were partially offset by decreases in taxes and licenses of $0.2 million and travel expenses of $0.2 million.

Development Expenses

Development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. For the three and six months ended June 30, 2015, the Company incurred aggregate expense of $1.1 million and $2.7 million, compared to $2.1 million and $4.5 million, respectively, for the three and six months ended June 30, 2014, representing a decrease of $1.0 million or 46% for the three months and $1.8 million or 41% for the six months.

The three month decrease of $1.0 million is due to decreases of $0.3 in payroll; $0.1 in materials used for research and development purposes; $0.1 million in consulting services; $0.1 million in costs related to maintaining existing patents; and $0.3 million in additional payroll capitalization.

The six month decrease of $1.8 million is due to decreases of $0.2 in payroll; $0.5 in materials used for research and development purposes; $0.4 million in consulting services; $0.2 million in costs related to maintaining existing patents; and $0.7 million in additional payroll capitalization. The decreases were partially offset by an increase of $0.2 million in travel expenses.

We expect our development costs to decrease going forward as we implement cost saving measures in 2015 which include a reduction in our current full-time, part-time and contracted workforce.

Stock Based Compensation

Stock based compensation decreased $0.01 million from $0.15 million in the three months ended June 30, 2014 to $0.14 million in the three months ended June 30, 2015. Stock based compensation decreased $0.08 million from $0.36 million in the three months ended June 30, 2014 to $0.28 million in the six months ended June 30, 2015. The decreases arose from the decrease in the number of outstanding options being expensed in the three and six months ended June 30, 2015 compared to the same periods in the three and six months ended June 30, 2014.

Amortization and Depreciation

Amortization and depreciation expenses were $1.0 million the three months ended June 30, 2015 and 2014. Amortization and depreciation expenses increased $0.01 million, or 1%, from $1.91 million in the six months ended June 30, 2014 to $1.92 million in the six months ended June 30, 2015.

Other

Interest expense for the three and six months ended June 30, 2015 was $0.05 million and $0.1 million, respectively, compared to $0.04 million and $0.9 million, respectively, for the three and six months ended June 30, 2014.

Net Loss

For the three and six months ended June 30, 2015, the Company had a net loss of $4.0 million and $7.5 million, respectively, compared to a net loss of $4.5 million and $9.7 million for the three and six months ended June 30, 2014, or a decrease of $0.5 million and $2.2 million, respectively. The decreases in net loss are due mainly to increases in revenue and decreases in development expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2015, the Company had positive working capital of approximately $0.1 million including $0.2 million of cash and cash equivalents. We have incurred net losses of $7.5 million and $9.7 million, respectively, in the six months ended June 30, 2015 and 2014. Additionally, we have incurred negative operating cash flows including cash used in operations of $3.1 million and $8.6 million in the six months ended June 30, 2015 and 2014.

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

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Six Month Period Ended

(In Thousands)

	June 30, 2015	June 30, 2014
Cash flows used in Operations	$(3,084)	$(8,632)
Investing Activities	$(1,297)	$(679)
Financing Activities	$3,779	$8,754
Cash at end of period	$156	$4,960

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 totaled $3.1 million as compared to $8.6 million for the six months ended June 30, 2014. Of the $3.1 million, approximately $0.7 million was related to the increase of our payables and the remaining balance consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $1.3 million as compared to $0.7 million for the six months ended June 30, 2014. This represents capital expenditures primarily associated with the investment in product and technology development and our patent portfolio.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2015 was $3.8 million as compared to cash provided by financing activities of $8.8 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, there were cash inflows of $3.7 million. In the six months ended June 30, 2015 there were net proceeds from exercises of the Series B Preferred Stock and Series C Preferred Stock totaling $2.7 million and net proceeds from the issuance of a short term convertible note totaling $1.0 million.

2014 and 2015 Financings

April 2014 Offering

On April 22, 2014, the Company closed an underwritten public offering of 526,500 shares of common stock, at a purchase price to the public of $19.00 per share, for net proceeds to the Company, after deducting underwriter discounts and offering expenses, of $8,816,000. Roth Capital Partners and Feltl and Company acted as underwriters for the offering.

Purchase Agreements and Registration Rights Agreement with Lincoln Park

$1,000,000 Purchase Agreement

On September 22, 2014, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund (“Lincoln Park”), pursuant to which we offered 50,000 shares of our common stock to Lincoln Park at a price of $20.00 per share, for an aggregate purchase price of $961,000 net of expenses. The closing of the transaction occurred on September 24, 2014. The Company issued the 50,000 shares of common stock pursuant to the Company’s registration statement on Form S-3 that was declared effective on August 31, 2014 (the “Shelf Registration Statement”).

$15,000,000 Purchase Agreement

On September 19, 2014, we entered into a Purchase Agreement (the “$15M Purchase Agreement”) and a registration rights agreement with Lincoln Park. In consideration for entering into the transaction, we issued 17,500 shares of our common stock to Lincoln Park as a commitment fee upon execution of the $15M Purchase Agreement. We recorded $346,000 as a prepaid expense based upon a stock price of $19.80 on the date of issuance. Lincoln Park also agreed to purchase up to $15,000,000 of our shares of common stock over the 24-month term of the $15M Purchase Agreement.

The $15M Purchase Agreement provides that, from time to time over the term of the $15M Purchase Agreement, on any business day, as often as every other business day, and at our sole discretion, we may require Lincoln Park to purchase up to 10,000 shares of our common stock (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 15,000 shares of our common stock provided that the closing sale price of our common stock is not below $20.00 on the purchase date, (ii) a Regular Purchase may be increased to up to 20,000 shares of our common stock provided that the closing sale price of our common stock is not below $25.00 on the purchase date and (iii) a Regular Purchase may be increased to up to 25,000 shares of our common stock provided that the closing sale price of our common stock is not below $30.00 on the purchase date; and provided, further, that the aggregate price of any Regular Purchase shall not exceed $1,000,000. We may not sell any shares of our common stock as a Regular Purchase on a date in which the closing sale price of our common stock is below $15.00. The purchase price for Regular Purchases shall be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date and (ii) the average of the three (3) lowest closing sale prices of our common stock during the ten (10) business days prior to the purchase date, as reported on the NASDAQ Capital Market.

We also have the right, at our sole discretion, to require Lincoln Park to make an accelerated purchase on the business day following the purchase date of a Regular Purchase in an amount up to the lesser of (i) 200% of the number of shares of common stock purchased as a Regular Purchase and (ii) 30% of the trading volume of our common stock on such accelerated purchase date, provided that the closing price of our common stock equals or exceeds $15.00 on such accelerated purchase date, as reported on the NASDAQ Capital Market. The purchase price per share of common stock for any accelerated purchase will be equal to the lesser of (i) the closing sale price of our common stock on the accelerated purchase date and (ii) 95% of the volume weighted average price of our common stock on the accelerated purchase date.

On October 3, 2014, the Company filed a registration statement on Form S-1 with the SEC to register 478,291 shares of the Company’s common stock for sale to Lincoln Park under the $15M Purchase Agreement and the 17,500 shares of common stock issued to Lincoln Park as a commitment fee. On October 20, 2014, the SEC declared this registration statement effective.

As of March 31, 2015, the Company has drawn down $145,000 and issued 10,000 shares of common stock under the $15M Purchase Agreement. The prepaid expense for this financing was $204,000 as of June 30, 2015, representing a decrease of $142,000 from the initial recording of $346,000. The Company is amortizing the prepaid balance to additional paid in capital on a straight line basis over the term of the agreement.

$1,331,500 Purchase Agreement

On November 25, 2014, the Company entered into a purchase agreement, pursuant to which the Company sold to Lincoln Park, certain officers and directors of the Company (the “Affiliate Purchasers”) and certain other investors (the “Other Investors”) an aggregate of $1,331,500 of the Company’s common stock,. The Company received net proceeds of $1,311,500 after deducting $20,000 in expenses associated with the purchase agreement. Pursuant to the purchase agreement, Lincoln Park purchased 50,000 shares of Common Stock at a purchase price of $12.50 per share, the Affiliate Purchasers purchased 24,599 shares of Common Stock at a purchase price of $13.70 per share and the Other Investors purchased 29,560 shares of Common Stock at a purchase price of $12.50 per share pursuant to the Company’s Shelf Registration Statement.

$750,000 Purchase Agreement – Series A Preferred Stock

On December 30, 2014, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 31 Group, LLC (“31 Group”) pursuant to which we sold to 31 Group, for a purchase price of $750,000, 750,000 shares of our Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase 37,500 shares of our common stock. We also issued to 31 Group 3,315 shares of our common stock in consideration of 31 Group’s execution and delivery of the Purchase Agreement (the “Commitment Shares”). The offer and sale of the Series A Preferred Stock, the common stock issuable upon conversion of the Series A Preferred Stock and the Commitment Shares were made pursuant to the Shelf Registration Statement.

As of March 31, 2015, all outstanding shares of the Series A Preferred Stock have been fully converted.

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $20.00 per share which was subsequently lowered to $11.50 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

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

On January 29, 2015 and February 13, 2015, the Company received an aggregate of $700,000 from certain family members of George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. This amount was recorded as a short term loan in due to related parties. On February 23, 2015, George Schmitt transferred the balance of his $145,000 loan to certain family members bringing the total the Company owed to certain family members to $845,000. The $845,000 loan was settled through the issuance of 845,000 shares of Series B Preferred Stock, 5,310 shares of common stock and warrants with respect to 42,250 underlying shares of common stock exercisable for five years at a price of $20.00 per share. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

$350,000 Purchase Agreement with 31 Group – Series B Preferred Stock

On February 11, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to 31 Group, 350,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) and warrants to purchase 17,500 shares of the Company’s common stock for a purchase price of $350,000. The Company also issued 2,462 shares of its common stock in consideration of 31 Group’s execution and delivery of the purchase agreement (the “Commitment Shares”). The Series B Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

Series B Preferred Stock

As of June 30, 2015, 1,195,000 shares of the Series B Preferred Stock and 83,650 shares of the Series B Preferred Stock issued as dividends has been converted into 405,499 shares of our common stock. As of June 30, 2015, all outstanding shares of the Series B Preferred Stock have been fully converted.

Warrants

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $20.00 per share which was subsequently lowered to $11.50 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

$1,800,000 Purchase Agreement – Series C Preferred Stock

On February 24, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to institutional investors, 1,800,000 shares of the Company’s Series C Preferred Stock, par value $0.00001 per share (the “Series C Preferred Stock”) and warrants to purchase 90,000 shares of the Company’s common stock for a purchase price of $1,800,000. The Company also issued 11,864 shares of its common stock in consideration of the investors’ execution and delivery of the purchase agreement (the “Commitment Shares”). The Series C Preferred Stock and the Commitment Shares were issued pursuant to the Company’s Shelf Registration Statement.

Series C Preferred Stock

As of June 30, 2015, 1,800,000 shares of the Series C Preferred Stock and 126,000 shares of the Series C Preferred Stock issued as dividends have been converted into 946,518 shares of our common stock. As of June 30, 2015, all outstanding shares of the Series C Preferred Stock have been fully converted.

Warrants

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $20.00 per share which was subsequently lowered to $11.50 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes.

Subsequent Events

Pricing of Public Offering

On August 14, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (the “Underwriter”), pursuant to which the Company agreed to sell, and the Underwriter agreed to purchase for resale to the public (the “Offering”), subject to the terms and conditions expressed therein, an aggregate of (i) 2,550,000 Class A Units, at a price of $1.00 per Class A Unit, each of which consists of one share of the Company’s common stock and 0.5 of a Series A Warrant  to purchase one share of the Company’s common stock at an exercise price of $1.00 per warrant (a “Series A Warrant”), (ii) 2,450,000 Class B Units, at a price of $0.99 per Class B Unit, each of which consists of one pre-funded Series B Warrant  to purchase one share of the Company’s common stock and 0.5 of a Series A Warrant, (iii) 2,550,000 Series C Warrants, at a price of $0.01 per Series C Warrant, which is deemed to be included in the $1.00 price per Class A Unit, each to purchase one additional Class A Unit at an exercise price of $1.00, and (iv) 4,950,000 Series D Warrants, at a price of $0.01 per Series D Warrant, which is deemed to be included in the $0.99 price per Class B Unit, each to purchase one additional Class B Unit at an exercise price of $0.99. The Company expects to receive approximately $5,000,000 in gross proceeds from the Offering, before underwriting discounts and commissions and offering expenses payable by the Company.

The Company expects the Offering to close on or about August 19, 2015, subject to the satisfaction of customary closing conditions.  The Underwriting Agreement provides that the Company will indemnify the Underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to reimburse the Underwriter for payments that the Underwriter may be required to make because of such liabilities.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that as of June 30, 2015, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of June 30, 2015, we do not have any litigation matters pending.

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

xG TECHNOLOGY, INC.

Date: August 14, 2015	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.