Form 10-Q
period 2015-09-30
xG TECHNOLOGY, INC.
filed 2015-11-16
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of the Registrant’s common stock outstanding as of November 13, 2015 is 14,342,864.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets
Cash	$1,141	$758
Accounts receivable, net of allowance of $111 and $30 ($492 and $480 from related party, respectively)	1,153	702
Inventories	3,541	4,070

Prepaid expenses and other current assets	144	411
Total current assets	5,979	5,941
Property and equipment, net	789	816
Intangible assets, net	15,409	16,382
Total assets	$22,177	$23,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,354	$868
Accrued expenses	399	511
Accrued interest	158	42
Due to related parties	893	2,110
Deferred revenue ($19 and $480 from related party, respectively)	228	480
Short-term 8% convertible notes	931	—
Obligation under capital leases	74	123
Derivative liabilities	1,389	270
Total current liabilities	5,426	4,404
Long-term obligation under capital leases	63	—
Convertible note payable	2,000	2,000
Total liabilities	7,489	6,404
Commitments and contingencies
Series A convertible preferred stock – $0.00001 par value per share: 3,000,000 shares designated at September 30, 2015 and December 31, 2014; 0 issued and outstanding as of September 30, 2015 and 750,000 issued and outstanding as of December 31, 2014 (liquidation preference of $0 at September 30, 2015 and $750,100 at December 31, 2014)	—	378
Series B convertible preferred stock – $0.00001 par value per share: 3,000,000 and 0 shares designated at September 30, 2015 and December 31, 2014; 0 issued and outstanding as of September 30, 2015 and December 31, 2014 (liquidation preference of $0 at September 30, 2015 and December 31, 2014)	—	—
Series C convertible preferred stock – $0.00001 par value per share: 3,000,000 and 0 shares designated at September 30, 2015 and December 31, 2014; 0 issued and outstanding as of September 30, 2015 and December 31, 2014 (liquidation preference of $0 at September 30, 2015 and December 31, 2014)	—	—
Total convertible preferred stock	—	378
Stockholders’ equity (deficit)
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of September 30, 2015 and December 31, 2014; none issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, – $0.00001 par value, 100,000,000 shares authorized, 10,615,613 and 2,617,622 shares issued and 10,615,384 and 2,617,393 outstanding as of September 30, 2015 and December 31, 2014, respectively	— *	— *
Additional paid in capital	195,805	186,919
Accumulated deficit	(181,095)	(170,540)
Treasury stock, at cost – 229 shares at September 30, 2015 and December 31, 2014, respectively	(22)	(22)
Total stockholders’ equity	14,688	16,357
Total liabilities and stockholders' equity	$22,177	$23,139

* Less than $1

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$189	$150	$1,146	$563
Cost of revenue and operating expenses
Cost of components and personnel	114	60	689	165
General and administrative expenses	1,771	1,495	5,159	4,621
Development expenses	995	1,745	3,655	6,255
Stock based compensation	153	131	432	492
Amortization and depreciation	958	956	2,876	2,862
Total cost of revenue and operating expenses	3,991	4,387	12,811	14,395
Loss from operations	(3,802)	(4,237)	(11,665)	(13,832)
Other income (expense)
Changes in fair value of derivative liabilities	1,103	—	1,567	—
Interest expense	(362)	(44)	(457)	(132)
Total other income (expense)	741	(44)	1,110	(132)
Loss before income tax provision	(3,061)	(4,281)	(10,555)	(13,964)
Income tax provision	-	-	-	-
Net loss	$(3,061)	$(4,281)	$(10,555)	$(13,964)
Dividends and deemed dividends	—	—	(3,079)	—
Net loss attributable to common shareholders	$(3,061)	$(4,281)	$(13,634)	$(13,964)
Basic and diluted net loss per share	$(0.42)	$(1.77)	$(2.75)	$(6.37)
Weighted average number of shares outstanding basic and diluted	7,279	2,420	4,959	2,192

  The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock			Additional Paid In	Accumulated	Treasury
	Shares	Amount		Capital	Deficit	Stock	Total
Balance, January 1, 2015	2,617,622	$—	*	$186,919	$(170,540)	$(22)	$16,357
Net loss	—	—		—	(10,555)	—	(10,555)
Stock based compensation	—	—		432	—	—	432
Compensation granted in common stock	956,634	—	*	1,542	—	—	1,542
Issuance of common stock in settlement of due to related party (MBTH)	399,114	—	*	1,756	—	—	1,756
Amortization of commitment fees	—	—	*	(135)	—	—	(135)
Issuance of common stock in connection with Series A Preferred Stock conversion	239,247	—	*	1,011	—	—	1,011
Issuance of common stock in connection with Series B Preferred Stock conversion (related parties)	222,791	—	*	1,003	—	—	1,003
Issuance of common stock in connection with Series B Preferred Stock conversion	182,708	—	*	474	—	—	474
Issuance of common stock in connection with Series C Preferred Stock conversion	946,518	—	*	3,189	—	—	3,189
Issuance of common stock in connection with settlement of amounts due to related parties	5,310	—	*	24	—	—	24
Issuance of common stock in connection with Series B Financing	2,462	—	*	10	—	—	10
Issuance of common stock in connection with Series C Financing	11,864	—	*	53	—	—	53
Issuance of common stock in connection with repayment of accrued interest	31,343	—	*	90	—	—	90
Issuance of common stock in connection with underwritten offering, net of offering costs	2,550,000	—	*	1,302	—	—	1,302
Issuance of common stock in connection with reclassification of derivative liability and warrant exercise	2,450,000	—	*	1,214	—	—	1,214
Dividends and deemed dividends	—	—	*	(3,079)			(3,079)
Balance, September 30, 2015	10,615,613	$—	*	$195,805	$(181,095)	$(22)	$14,688

* Less than $1

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(10,555)	$(13,964)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	432	492
Share-based consulting and other services	219	233
Allowance for doubtful accounts	81	24
Depreciation and amortization	2,876	2,862
Change in fair value of derivative liabilities	(1,567)	—
Amortization of offering costs	163	—
Non-monetary transaction	43	(65)
Payment made in stock (payroll and consultants)	1,323	—

Changes in assets and liabilities
Accounts receivable	(532)	(185)
Inventory	529	(1,369)
Prepaid expenses and other current assets	132	(22)
Accounts payable	486	(1,153)
Accrued expenses	94	248
Deferred revenue – related party	(252)	—
Due to related parties	1,384	805
Net cash used in operating activities	(5,144)	(12,094)
Cash flows from investing activities
Capital expenditures for property and equipment	(160)	(114)
Capitalization of intangible assets	(1,716)	(1,105)
Net cash used in investing activities	(1,876)	(1,219)
Cash flows from financing activities
Repayment of capital lease obligations	(29)	(92)
Proceeds from issuance of convertible preferred stock, common stock and warrants, net of offering costs	1,977	—
Proceeds from issuance of convertible notes payable	1,470	—
Principle repayments on convertible notes payable	(702)
Proceeds from issuance of common stock and warrants, net of offering costs	4,670	9,777
Net proceeds from the exercise of warrants	17	—
Net cash provided by financing activities	7,403	9,685
Net increase (decrease) in cash	383	(3,628)
Cash, beginning of period	758	5,517
Cash, end of period	$1,141	$1,889
Cash paid for interest	$240	$—
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of investing and financing activities
Issuance of Common stock in connection with conversion of amounts due to related party	1,756	—
Common stock issued in connection with conversion of preferred stock and deemed dividend	5,677	—
Conversion of amounts of due to related parties into Series B Preferred, common stock and warrants	1,003	—
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	1,197
Amortization of commitment fees	135	45
Issuance of common stock in connection with the payment of a bonus	—	195
Issuance of common stock in connection with the repayment of accrued interest	90	90

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

xG Technology, Inc. (the “Company”), a Delaware corporation, has developed a broad portfolio of innovative intellectual property designed to enhance wireless communications. The Company’s intellectual property is embedded in proprietary software algorithms designed to offer cognitive interference mitigation and spectrum access solutions to organizations in a wide variety of industries, including national defense and rural broadband, which represent the primary vertical markets that the Company is initially targeting.

Basis of Presentation

The accompanying unaudited condensed financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014, the results of its cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2015 may not be indicative of results for the full year ending December 31, 2015.

Reverse Stock Split

On July 9, 2015, the Company’s Board of Directors (the “Board”) approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-10. On July 17, 2015, the Company effected a one-for-ten reverse stock split. Upon effectiveness of the reverse stock split, every 10 shares of outstanding common stock decreased to one share of common stock. Throughout this report the reverse split was retroactively applied to all periods presented.

Delisting Notices

On February 9, 2015, the Company received a written notification from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) relating to the minimum bid requirements as the Company’s closing bid price was below $1.00 per share for the previous thirty (30) consecutive business days.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had been granted a 180 calendar day compliance period, or until August 10, 2015, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock continued to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid of the Company’s shares of common stock had to meet or exceed $1.00 per share for at least ten (10) consecutive business days during the 180 calendar day grace period.

On August 5, 2015, the Company received notification from Nasdaq that the Company had maintained a closing bid price of $1.00 per share or greater for the last 10 consecutive business days. Accordingly, the Company regained compliance with Listing Rule 5550(a)(2) and this matter was closed.

On September 28, 2015, the Company received a written notification from the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) relating to the minimum bid requirements as the Company’s closing bid price was below $1.00 per share for the previous thirty (30) consecutive business days.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day compliance period, or until March 28, 2016, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during the 180 calendar day grace period.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts.

Concentrations of Credit Risk

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that a counterparty will default on its contractual obligations to the Company resulting in financial loss to the Company. The Company’s credit risk is primarily attributable to its cash and accounts receivable. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts through September 30, 2015. For customers, management assesses the credit quality of the customer, taking into account its financial position, past experience and other factors. A portion of trade receivables are those of related parties and management does not expect any losses from non-performance of these parties.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted loss per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share at September 30, 2015 and 2014 excludes the potentially dilutive securities for 14.8 million shares and 0.5 million shares, respectively, underlying the options, warrants, convertible debt and convertible preferred stock, as their effect on loss per share would be anti-dilutive.

Warranty Reserve

The Company established a warranty reserve policy effective for the fiscal year ending December 31, 2013. Although the Company tests its products in accordance with its quality programs and processes, its warranty obligations are affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve at September 30, 2015 and December 31, 2014 was $9,000 and $9,000, respectively.

Fair Value of Financial Instruments

Accounting Principles Generally Accepted in the United States of America (“GAAP”) require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including, accounts receivable, accounts payable, and accrued expenses, the Company estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

Recently Issued Accounting Principles

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. Debt issuance costs related to revolving lines of credit are not within the scope of this new guidance. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU 2015-15). It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory ” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s financial position and results of operations.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s financial position and results of operations.

NOTE 2 — GOING CONCERN

The financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As of September 30, 2015, the Company had an accumulated deficit of $181.1 million and incurred a net loss of $10.6 million for the nine months ended September 30, 2015. As of September 30, 2015, the Company has been funded through debt and equity financings and advances from related parties. The Company will use the proceeds from the exercise of the Series C and Series D warrants issued in connection with the August 2015 financing to support the Company’s operations (See Note 12 Subsequent Events). To date, the Company is experiencing long sales cycles in the areas that have potential for near term revenue, most notably, in the first responder, public safety, military and rural telco markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses
		Accumulated		Accumulated
	Costs	Amortization	Cost	Amortization	Net
Balance as of December 31, 2014	$16,455,000	$(5,494,000)	$12,378,000	$(6,957,000)	$16,382,000
Additions	1,716,000	—	—	—	1,716,000
Amortization	—	(2,190,000)	—	(499,000)	(2,689,000)
Balance as of September 30, 2015	$18,171,000	$(7,684,000)	$12,378,000	$(7,456,000)	$15,409,000

Software Development Costs

At September 30, 2015, the Company has capitalized a total of $18.2 million of software development costs. Included in the capitalized costs is $3.6 million of costs associated with enhancement of the xMax cognitive radio products. These costs are not being amortized considering that the enhancement is not yet incorporated in products and available for sale. During the nine months ended September 30, 2015 and 2014, the Company recognized amortization of software development costs available for sale of $2.2 million and $2.2 million, respectively. During the three months ended September 30, 2015 and 2014, the Company recognized amortization of software development costs available for sale of $0.8 million and $0.8 million, respectively.

Patents & Licenses

At September 30, 2015, the Company has capitalized a total of $12.4 million of patents and licenses. Included in the capitalized costs is $12.3 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.5 million of amortization expense related to patents and licenses for the nine months ended September 30, 2015 and 2014 and $0.2 million for the three months ended September 30, 2015 and 2014.

Future estimated amortization expense for the Company’s intangible assets is as follows:

Balance 2015	$700,000
2016	3,526,000
2017	2,802,000
2018	2,802,000
2019	1,188,000
2020 and thereafter	839,000
$11,857,000

NOTE 4 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on its maturity date, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. The accrued interest at September 30, 2015 was $87,000. On April 16, 2015, the Company issued approximately 31,000 common shares in repayment of $90,000 of interest.

NOTE 4 — CONVERTIBLE NOTES PAYABLE (continued)

Short-Term 8% Convertible Notes

Overview.   On June 11, 2015, the Company entered into a securities purchase agreement (the “June 2015 Purchase Agreement”) with a group of accredited investors pursuant to which the Company sold an aggregate of $1,166,666 in principal amount of 8% Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $1,050,000 (the “First Tranche”). On July 14, 2015, the Company and the investors entered into an amendment to the June 2015 Purchase Agreement (the “Amendment”) pursuant to which the Company sold an additional $466,667 in principal amount of 8% Convertible Notes for a purchase price of $420,000 (the “Second Tranche”) for total net proceeds to the Company of $400,000 under the same terms as the First Tranche. The Company received aggregate net proceeds of $1,470,000 in connection with the sale of the First and Second Tranche. The aggregate original issue discount of approximately $163,000 was also recorded by the Company on the issuance dates in convertible notes payable on the condensed balance sheets.

Maturity and Interest.   The First Tranche of 8% Convertible Notes will mature on December 11, 2015, and the Second Tranche of 8% Convertible Notes will mature on January 14, 2016 (each, a “Maturity Date”), less any amounts converted or redeemed prior to the respective Maturity Dates. If the 8% Convertible Notes are not repaid by the Company by the respective Maturity Dates, the Maturity Date shall be automatically extended for an additional three-month period until March 11, 2016 and April 14, 2016 for the First Tranche and Second Tranche, respectively (such period, the “Extension Period”), which extension shall not be considered an event of default. The 8% Convertible Notes currently bear interest at a rate of 8% per annum, and are subject to an increase to the lesser of 24% per annum or the maximum rate permitted under applicable law upon the occurrence of certain events of default.

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

Prepayments and Redemptions.   The Company may, at its option, prepay in cash any portion of the principal amount of the 8% Convertible Notes and any accrued and unpaid interest. If such prepayment is made within sixty (60) days after the issuance date of the 8% Convertible Notes, the Company shall pay an amount in cash equal to 125% of the sum of the then outstanding principal amount of the note and interest; thereafter, if such prepayment is made, the Company shall pay an amount in cash equal to 135% of the sum of the then outstanding principal amount of the note and interest. Within one (1) business day after the closing of any underwritten public offering of at least $7,000,000 of securities of the Company pursuant to a registration statement on Form S-1 or Form S-3 (the “Public Offering”), the Company shall prepay in cash an amount equal to (i) 125% of the sum of the then outstanding principal amount of the note and interest if the closing of the Public Offering occurs within sixty (60) days after the issuance date of the 8% Convertible Notes or (ii) 135% of the sum of the then outstanding principal amount of the note and interest if the closing of the Public Offering occurs after sixty (60) days following the issuance date of the 8% Convertible Notes.

On August 19, 2015, the Company made repayments of principal and interest of $702,000 and $9,700, respectively. In connection with the prepayments, the Company was required to make an additional payment of $234,000 as a result of the prepayment penalties disclosed above. This amount was included in Interest Expense on the condensed Statement of Operations for the three and nine months ending September 30, 2015.

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

NOTE 5 — COMMITMENTS

The Company's office rental, deployment sites and warehouse facility expenses equaled in aggregate approximately $337,000 and $327,000 for the nine months ended September 30, 2015 and 2014, respectively. The leases in connection with these facilities will expire on different dates from 2016 through 2019. Total obligation under minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Amount
2015 Balance	110,000
2016	$217,000
2017	$84,000
2018	$87,000
2019	$66,000
$564,000

The Company also entered into contractual agreements with one of its principal vendors to provide parts for production for an obligation of $1,634,000 to be made in 2016.

NOTE 6 — PREFERRED STOCK

In March 2013, by approval of the majority of the shareholders, the Company was authorized to issue 10,000,000 shares of “Blank Check” preferred stock, par value $0.00001 per share. On December 30, 2014, 3,000,000 shares were designated as authorized Series A Preferred Stock. On February 11, 2015, 3,000,000 shares were designated as authorized Series B Preferred Stock. On February 24, 2015, 3,000,000 shares were designated as authorized Series C Preferred Stock. Each series of preferred stock contains provisions that would require, at the option of the holder, the Company to redeem the convertible preferred stock upon the occurrence of certain fundamental transactions, as defined. As a result, each class of convertible preferred stock has been presented as temporary equity on the face of the condensed balance sheet.

Series A Convertible Preferred Stock

On December 30, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 31 Group, LLC (“31 Group”) pursuant to which the Company sold to 31 Group, for a purchase price of $750,000, 750,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) and warrants to purchase 37,500 shares of common stock (the “Series A Financing”). The Company also issued to 31 Group 3,315 shares of common stock in consideration of 31 Group’s execution and delivery of the Purchase Agreement.

The warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $20.00 per share but was subsequently reduced to $11.50 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In addition, the warrants also contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash. The change in fair value of the warrant liabilities was measured on the date of modification and was not material to the Company’s results of operations.

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

NOTE 6 — PREFERRED STOCK (continued)

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

Conversions Series A Preferred Stock

During the nine months ended September 30, 2015, 750,000 of the Series A Preferred Stock and 52,500 shares of Series A Preferred Stock issued as dividends have been converted into 239,247 shares of common stock. As a result of the conversion, the preferred stock value, net of discounts of $378,000, and the $150,000 derivative liability arising from the conversion feature were reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $1,011,000 and as result, the Company recorded $483,000 of dividends and deemed dividend.

Series B Convertible Preferred Stock

31 Group LLC Offering

On February 11, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to the 31 Group, 350,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) and warrants to purchase 17,500 shares of the Company’s common stock for a purchase price of $350,000 (the “Series B Financing”). The Company also issued 2,462 shares of its common stock with a grant date value of approximately $10,000 in consideration of 31 Group’s execution and delivery of the purchase agreement. The Company incurred costs associated with the offering of $89,000.

The warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $20.00 per share and were subsequently lowered to $11.50 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In addition, the warrants also contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

On July 20, 2015, and effective June 11, 2015, the Company amended the warrants issued to investors of the Series B Preferred Stock to lower the exercise price from $20.00 per share to $11.50 per share except for the warrants issued to certain family members of George Schmitt, which retained an exercise price of $20.00 per share (see below). The change in fair value of the warrant liabilities was measured on the date of modification and was not material to the Company’s results of operations.

Liquidation Preference of Series B Preferred Stock

The Series B Preferred Stock rank pari passu with our Series A Preferred Stock with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company and have the same terms and preferences as the Series A Preferred Stock except for the following:

Dividends on Series B Preferred Stock

Holders of Series B Preferred Stock shall be entitled to receive from the first date of issuance of the Series B Preferred Stock cumulative dividends at a rate of 7.0% per annum on a compounded basis. The Company shall have the right to pay dividends in cash or shares of common stock on the Maturity Date or in cash on any applicable redemption date or, with respect to Series B Preferred Stock subject to conversion into common stock, as part of the conversion amount.

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

Conversions of Series B Preferred Stock

During the first and second quarters of 2015, 350,000 of the Series B Preferred Stock and 24,500 shares of Series B Preferred Stock issued as dividends have been converted into 182,708 shares of common stock. As a result of the conversion, the preferred stock value, net of discounts of $125,000, and the $54,000 derivative liability arising from the conversion feature were reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $474,000 and as result, the Company recorded $295,000 of dividends and deemed dividend.

NOTE 6 — PREFERRED STOCK (continued)

Related Party Extinguishment

On December 30, 2014, the Company received a $245,000 loan from George Schmitt, Company’s Chairman of the Board and Chief Executive Officer. This amount was recorded as a due to related parties on the condensed balance sheet. On January 8, 2015, the Company repaid $100,000 of the $245,000 due to related party balance owed to Mr. Schmitt. On January 29, 2015 and February 13, 2015, the Company received an aggregate $700,000 from certain family members of Mr. Schmitt. This amount was recorded as a short term loan in due to related parties on the condensed balance sheet. On February 23, 2015, Mr. Schmitt transferred the remaining balance of his $145,000 loan to certain family members bringing the total the Company owed to Mr. Schmitt’s family members to $845,000.

On February 23, 2015, the Company issued 845,000 shares of Series B Preferred Stock, 5,310 shares of common stock, and warrants to purchase an aggregate 42,250 shares of common stock exercisable for five years at a price of $20.00 per share in full settlement and extinguishment of the $845,000 due to related parties. The grand date fair value of the consideration issued by the Company on the settlement date approximated the $845,000 due to related parties that was settled. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In addition, the warrants also contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

On February 23, 2015, 845,000 of the Series B Preferred Stock were converted into 222,791 shares of common stock. As a result of the conversion, the preferred stock value of $703,000, net of discounts was reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $1,003,000 and as result, the Company recorded $300,000 of dividends and deemed dividend.

Series C Convertible Preferred Stock

On February 24, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to institutional investors, 1,800,000 shares of the Company’s Series C Preferred Stock, par value $0.00001 per share (the “Series C Preferred Stock”) and warrants to purchase 90,000 shares of the Company’s common stock for a purchase price of $1,800,000 (the “Series C Financing”). The Company also issued 11,864 shares of its common stock with a grant date value of approximately $53,000 in consideration of the investors’ execution and delivery of the purchase agreement. The Company paid offering costs of $84,000 in connection issuance of the Series C Preferred Stock.

The Warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $20.00 per share which was subsequently lowered to $11.50 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In addition, the warrants also contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

On July 20, 2015, and effective June 11, 2015, the Company amended the warrants issued to investors of the Series C Preferred Stock to lower the exercise price from $20.00 per share to $11.50 per share. The change in fair value of the warrant liabilities was measured on the date of modification was not material to the Company’s results of operations.

Liquidation Preference of Series C Preferred Stock

The Series C Preferred Stock rank pari passu with our Series A Preferred Stock and our Series B Preferred Stock with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company and have the same terms and preferences as the Series A and Series B Preferred Stock except for the following:

Dividends on Series C Preferred Stock

Holders of Series C Preferred Stock shall be entitled to receive from the first date of issuance of the Series C Preferred Stock cumulative dividends at a rate of 7.0% per annum on a compounded basis. The Company shall have the right to pay dividends in cash or shares of common stock on the Maturity Date or in cash on any applicable redemption date or, with respect to Series C Preferred Stock subject to conversion into common stock, as part of the conversion amount.

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

NOTE 6 — PREFERRED STOCK (continued)

Conversions of Series C Preferred Stock

During the first and second quarters of 2015, 1,800,000 shares of the Series C Preferred Stock and 126,000 shares of the Series C Preferred Stock issued as dividends have been converted into 946,518 shares of common stock. As a result of the conversion, the preferred stock value, net of discounts of $943,000, and the $245,000 derivative liability arising from the conversion feature were reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $3,189,000 and as result, the Company recorded $2,001,000 of dividends and deemed dividend.

NOTE 7 — STOCKHOLDERS’ EQUITY

August 2015 Underwritten Offering

On August 19, 2015, the Company closed an underwritten public offering of its Class A Units, Class B Units, Series C Warrants and Series D Warrants. The Company offered (i) 2,550,000 Class A Units, at a price of $1.00 per Class A Unit, each of which consists of one share of common stock and 0.5 of a Series A Warrant to purchase one share of its common stock at an exercise price of $1.00 per warrant, (ii) 2,450,000 Class B Units, at a price of $0.99 per Class B Unit, each of which consists of one pre-funded Series B Warrant to purchase one share of common stock and 0.5 of a Series A Warrant, (iii) 2,550,000 Series C Warrants, at a price of $0.01 per Series C Warrant, which is deemed to be included in the $1.00 price per Class A Unit, each to purchase one additional Class A Unit at an exercise price of $1.00, and (iv) 4,950,000 Series D Warrants, at a price of $0.01 per Series D Warrant, which is deemed to be included in the $0.99 price per Class B Unit, each to purchase one additional Class B Unit at an exercise price of $0.99. The Company received approximately $4,975,500 in gross proceeds from the offering, before underwriting discounts and commissions and offering expenses payable by the Company. Roth Capital Partners, LLC acted as sole book-running manager and as underwriter for the offering.

The Class A Units and Class B Units will not be issued or certificated. Purchasers will receive only shares of common stock, Series A Warrants, Pre-funded Series B Warrants, Series C Warrants and Series D Warrants. The common stock, the Series A Warrants, the Pre-funded Series B Warrants, the Series C Warrants and the Series D Warrants may be transferred separately immediately upon issuance. Each Series A Warrant will be immediately exercisable at an initial exercise price of $1.00 per share. The Series A Warrants will expire on the fifth anniversary of the initial date of issuance.

Each Pre-funded Series B Warrant will be immediately exercisable at an initial exercise price of $0.01 per share. The Pre-funded Series B Warrants will expire on the fifth anniversary of the initial date of issuance. Pre-funded Series B Warrants that expire unexercised will have no further value and the holder of such warrant will lose the pre-funded amount.

Each Series C Warrant is exercisable for one additional Class A Unit, each of which consists of one share of our common stock and 0.5 of a Series A Warrant to purchase one share of our common stock. The Series C Warrants are exercisable immediately at an initial exercise price of $1.00 per Class A Unit, subject to adjustment. Beginning at the close of trading on the 60th trading day following the date of issuance, and effective beginning on the third (3rd) trading day immediately preceding such 60th trading day, the Series C Warrants will be exercisable at a per Class A Unit exercise price equal to the lowest of (i) the then-effective exercise price per Class A Unit, (ii) 80% of the closing price of our common stock on such 60th trading day and (iii) 80% of the average of the volume weighted average price of our common stock (‘‘VWAP’’) for the three (3) trading days ending and including the 60th trading day following the date of issuance. The Series C Warrants will expire at the close of business at 5:00 p.m. (New York time) on the 65th trading day following the date of issuance.

Each Series D Warrant is exercisable for one additional Class B Unit, each of which consists of one Pre-funded Series B Warrant to purchase one share of our common stock and 0.5 of a Series AWarrant to purchase one share of our common stock. The Series D Warrants are exercisable immediately at an initial exercise price of $0.99 per Class B Unit, subject to adjustment. Beginning at the close of trading on the 60th trading day following the date of issuance, and effective beginning on the third (3rd) trading day immediately preceding such 60th trading day, the Series D Warrants will be exercisable at a per Class B Unit exercise price equal to the lowest of (i) the then-effective exercise price per Class B Unit, (ii) 80% of the closing price of our common stock on such 60th trading day and (iii) 80% of the average of the VWAP for the three (3) trading days ending and including the 60th trading day following the date of issuance. The Series D Warrants will expire at the close of business at 5:00 p.m.(New York time) on the 65th trading day following the date of issuance.

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

As a result of the net cash settlement provisions included in each of the warrants issued in the offering, the Company recorded an aggregate $3,368,000 as a derivative liability on the date of the offering. The remaining portion of the gross proceeds of $1,607,000 was recorded by the Company to stockholders’ equity on the date of the offering. The Company allocated the aggregate costs associated with the offering of $945,000 on a pro rata basis to the warrants and common shares issued in the offering and as a result, $640,000 of the costs were expensed and $305,000 were recorded as a reduction to additional paid in capital on the date of the offering.

At various dates from the date of the offering through September 30, 2015, all 2,450,000 of the Series B Warrants were exercised into 2,450,000 shares of the Company’s common stock. The Company received $17,000 in cash as a result of the exercise and reclassified $1,197,000 of derivative liabilities to stockholders’ equity.

Shares Issued Under S-8 Registration Statement

On April 14, 2015, the Company filed an S-8 Registration Statement to register 350,000 shares of common stock under the 2013 Long Term Incentive Plan. From April 15, 2015 to June 30, 2015, the Company issued 301,402 shares of common stock to employees in lieu of paying $815,881 of payroll due to cost cutting measures; 17,456 shares of common stock to various consultants to pay $54,519 worth of services; and 18,904 shares of common stock to various employees of MBTH totaling $52,116. As of September 30, 2015, a total of 12,239 registered shares remain under the April 14, 2015 S-8 Registration Statement.

On July 16, 2015, the Company filed an S-8 Registration Statement to register 100,000 shares of common stock under the 2015 Employee Stock Purchase Plan. From July 15, 2015 to September 30, 2015, the Company issued 62,155 shares of common stock to employees in lieu of paying $130,830 of payroll due to cost cutting measures and 10,743 shares of common stock to various employees of MBTH totaling $19,550, As of September 30, 2015, a total of 27,101 registered shares remain under the July 16, 2015 S-8 Registration Statement.

On August 20, 2015, the Company filed an S-8 Registration Statement to register 700,000 shares of common stock under the 2015 Employee Stock Purchase Plan. From August 20, 2015 to September 30, 2015, the Company issued 391,333 shares of common stock to employees in lieu of paying $203,463 of payroll due to cost cutting measures; 30,613 shares of common stock to various consultants to pay $15,000 worth of services; and 64,784 shares of common stock to various employees of MBTH totaling $29,900. As of September 30, 2015, a total of 213,270 registered shares remain under the August 20, 2015 S-8 Registration Statement.

Other Common Stock Issuances

During the nine months ended September 30, 2015, the Company issued an additional 59,244 shares of common stock to various consultants and professionals with an aggregate grant date fair value of $219,000 in exchange for services provided.

Warrants and Options

The Company has issued warrants and options outside of the equity incentive plans. A summary of the warrant and option activity is as follows:

	Number of Warrants and Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2015	557,997	$96.78
Granted	12,844,250	0.99
Exercised	(2,450,000)	0.01
Forfeited or Expired	(36,899)	53.80
Outstanding, September 30, 2015	10,915,348	5.90
Exercisable, September 30, 2015	10,669,330	$5.95

NOTE 8 — DERIVATIVE LIABILITIES

Series A, B and C Preferred Stock Conversion Options

The conversion features embedded in the Company’s Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock were bifurcated as they were not considered to be clearly and closely related to the host agreement and were accounted for as a derivative liabilities.

As disclosed above, during the nine months ended September 30, 2015, all issued and outstanding shares of the Company’s Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock were converted into shares of the Company’s common stock. As a result, on the date of conversion the Company re-measured the fair value of each of the conversion features, recorded the change in fair value of the conversion feature in other expense on the condensed statements of operations, and reclassified the re-measured amount to stockholders’ equity.

Warrants to Purchase Common Stock

The warrants issued in connection with the Series A Financing, Series B Financing, and Series C Financing have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities associated with the Series A Financing, Series B Financing, and Series C Financing for the nine months ended September 30, 2015:

	Series A Financing	Series B Financing	Series B (Related Party)	Series C Financing	Total
Balance at January 1, 2015	$270,000	$—	$—	$—	$270,000
Recognition of conversion feature liability	—	81,000	220,000	468,000	769,000
Recognition of warrant derivative liability	—	45,000	118,000	252,000	415,000
Reclassification to stockholders’ equity upon conversion	(150,000)	(54,000)	(220,000)	(245,000)	(669,000)
Change in fair value of derivative liabilities	(111,000)	(69,000)	(111,000)	(455,000)	(746,000)
Balance at September 30, 2015	$9,000	$3,000	$7,000	$20,000	$39,000

The following are the key assumptions used in connection with the valuation of the conversion options associated with the Series A Financing, Series B Financing, and Series C Financing on the date of issuance, at December 31, 2014 and September 30, 2015:

	Series A Financing	Series B Financing	Series B (Related Party)	Series C Financing
Date of issuance	12/31/2014	2/11/2015	2/24/2015	2/24/2015
Number of shares convertible into	750,000	350,000	845,000	1,800,000
Fair market value of stock	$5.10	$4.22	$4.50	$4.50
Conversion price	$5.70	$3.57	$4.00	$4.00
Volatility	131%	143.4%	143.4%	143.4%
Risk-free interest rate	0.25%	0.24%	0.22%	0.22%
Expected dividend yield	7%	7%	7%	7%
Life of convertible preferred stock (years)	1	1	1	1

NOTE 8 — DERIVATIVE LIABILITIES (continued)

The following are the key assumptions used in connection with the valuation of the warrants associated with the Series A Financing, Series B Financing, and Series C Financing at December 31, 2014, their respective issuance dates, and September 30, 2015:

	Series A Financing	Series B Financing	Series B (Related Party)	Series C Financing
Date of warrant	12/31/2014	2/11/2015	2/24/2015	2/24/2015
Number of shares underlying the warrants	37,500	17,500	42,250	90,000
Fair market value of stock	$5.10	$4.22	$4.50	$4.50
Exercise price	$20.00	$20.00	$20.00	$20.00
Volatility	112.9%	120.6%	115.8%	115.8%
Risk-free interest rate	0.96%	0.90%	0.90%	0.90%
Expected dividend yield	—	—	—	—
Warrant life (years)	5	5	5	5

	Series A Financing	Series B Financing	Series B (Related Party)	Series C Financing
Number of shares underlying the warrants on September 30, 2015	37,500	17,500	42,250	90,000
Fair market value of stock	$0.58	$0.58	$0.58	$0.58
Exercise price	$11.50	$11.50	$20.00	$11.50
Volatility	119.9%	119.7%	119.5%	119.5%
Risk-free interest rate	1.03%	1.03%	1.03%	1.03%
Expected dividend yield	—	—	—	—
Warrant life (years)	4.25	4.35	4.40	4.40

August 2015 Underwritten Offering

On August 19, 2015, the Company closed its underwritten public offering of its Class A Units, Class B Units, Series C Warrants and Series D Warrants. The Company offered (i) 2,550,000 Class A Units, at a price of $1.00 per Class A Unit, each of which consists of one share of its common stock and 0.5 of a Series A Warrant to purchase one share of its common stock at an exercise price of $1.00 per warrant, (ii) 2,450,000 Class B Units, at a price of $0.99 per Class B Unit, each of which consists of one pre-funded Series B Warrant to purchase one share of its common stock and 0.5 of a Series A Warrant, (iii) 2,550,000 Series C Warrants, at a price of $0.01 per Series C Warrant, which is deemed to be included in the $1.00 price per Class A Unit, each to purchase one additional Class A Unit at an exercise price of $1.00, and (iv) 4,950,000 Series D Warrants, at a price of $0.01 per Series D Warrant, which is deemed to be included in the $0.99 price per Class B Unit, each to purchase one additional Class B Unit at an exercise price of $0.99. Each of the warrants issued in connection with the August 2015 underwritten offering have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities associated with the August 2015 underwritten offering for the nine months ended September 30, 2015:

	Series A	Series B	Series C	Series D	Total
Balance at January 1, 2015	$—	$—	$—	$—	$—
Recognition of warrant liability on issuance date	1,275,000	1,568,000	178,000	347,000	3,368,000
Reclassification of derivative liability to stockholders’ equity upon exercise	—	(1,197,000)	—	—	(1,197,000)
Change in fair value of derivative liabilities	(151,000)	(371,000)	(101,000)	(198,000)	(821,000)
Balance at September 30, 2015	$1,124,000	$—	$77,000	$149,000	$1,350,000

NOTE 8 — DERIVATIVE LIABILITIES (continued)

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on the date of issuance and September 30, 2015:

	Series A	Series B	Series C	Series D
Date of warrant	8/19/2015	8/19/2015	8/19/2015	8/19/2015
Number of shares underlying the warrants	2,500,000	2,450,000	2,550,000	4,950,000
Fair market value of stock	$0.65	$0.65	$0.65	$0.65
Exercise price	$1.00	$0.01	$1.00	$0.99
Volatility	121.4%	121.4%	125.4%	125.4%
Risk-free interest rate	1.03%	1.03%	0.30%	0.30%
Expected dividend yield	—	—	—	—
Warrant life (years)	5	5	0.25	0.25

	Series A	Series B	Series C	Series D
Number of shares underlying the warrants on September 30, 2015	2,500,000	—	2,550,000	4,950,000
Fair market value of stock	$0.58	—	$0.58	$0.58
Exercise price	$1.00	—	$1.00	$0.99
Volatility	124.2%	—	144.4%	144.4%
Risk-free interest rate	0.98%	—	0.38%	0.38%
Expected dividend yield	—	—	—	—
Warrant life (years)	4.88	—	0.13	0.13

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s Condensed Consolidated Statements of Operations in each subsequent period.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. In order to calculate fair value, the Company uses a binomial model style simulation, as the value of certain features of the warrant derivative liabilities would not be captured by the standard Black-Scholes model.

NOTE 8 — DERIVATIVE LIABILITIES (continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$320,000	$-	$270,000	$-
Recognition of conversion feature liability	-	-	769,000	-
Recognition of warrant liability on issuance date	3,368,000	-	3,783,000	-
Reclassification to stockholders’ equity upon exercise	(1,196,000)	-	(1,866,000)	-
Change in fair value of derivative liabilities	(1,103,000)	-	(1,567,000)	-
Ending balance	$1,389,000	$-	$1,389,000	$-

NOTE 9 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. For the three months and nine months ended September 30, 2015, the Company incurred fees related to the Management Agreement of $75,000 and $225,000, respectively, compared to $75,000 and $225,000, respectively, for the three and nine months ended September 30, 2014. As of September 30, 2015, MBTH owned approximately 11.52% of the Company’s outstanding shares. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Executive Chairman and, effective as of February 17, 2015, Chief Executive Officer, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH.

On February 24, 2015, the company issued 399,114 shares of common stock to MBTH in consideration of settling $1,756,098 of amounts due to related parties at a price of $4.40 per share. The balance outstanding to MBTH at September 30, 2015 is $893,000 and has been included in due to related parties on the condensed balance sheet.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company, arranges a merger, consolidation or sale by the Company of substantially all of the assets. On February 24, 2015, MBTH invoiced the Company for $700,000 in fees associated with equity financings through April 16, 2014 at a rate of 3% per financing less certain discounts. The Company also accrued for an additional fee of approximately $109,000 for equity financings between April 17, 2014 and December 31, 2014. The balance of $809,000 was recorded as an expense in general and administrative expenses and included in due to related parties as of December 31, 2014. The $809,000 was included in the settlement of amounts due to related parties in exchange for common stock on February 23, 2015, as disclosed above. The Company accrued an additional approximate $90,000 for equity financings between January 1, 2015 and September 30, 2015 which is included in the $893,000 due to related parties on the condensed balance sheet.

George Schmitt- Due to Related Party

As disclosed in Note 6, on February 23, 2015, the Company issued 845,000 shares of Series B Preferred Stock, 5,310 shares of common stock, and warrants to purchase an aggregate 42,250 shares of common stock exercisable for five years at a price of $20.00 per share in full settlement and extinguishment of $845,000 due to family members of George Schmitt. See Note 6.

From January 1, 2015 through September 30, 2015, the Company received a total of $1,900,000 in loans from George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. On August 19, 2015, the Company repaid $500,000 of the outstanding due to related party balance owed to George Schmitt.

NOTE 9 — RELATED PARTY TRANSACTIONS (continued)

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

Related party revenue was $4,000 and $156,000 for the three and nine months ended September 30, 2015 compared to $0 and $0 for the corresponding periods in 2014.

NOTE 10 — CONCENTRATIONS

During the nine months ended September 30, 2015, the Company recorded revenue from individual sales or services rendered of $457,000 (40%), $219,000 (19%) and $138,000 (12%), all of which are in excess of 10% of the Company’s total sales.

At September 30, 2015, approximately 100% of net accounts receivable was due from four customers broken down individually as follows; $316,000 (27%) and $138,000 (12%) to related parties and $277,000 (24%), $251,000 (22%) and $172,000 (15%) to unrelated parties.

During the nine months ended September 30, 2015, approximately 52% of the Company’s inventory purchases were derived from two vendors.

NOTE 11 —CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

NOTE 12 — SUBSEQUENT EVENTS

Exercise of Series C Warrants and Series D Warrants

From October 1, 2015 through November 13, 2015, 2,250,000 of the Series C Warrants issued in our August 2015 underwritten public offering have been exercised into 2,250,000 Class A Units, consisting of 2,250,000 shares of common stock and 1,125,000 Series A Warrants, at an exercise price of $0.2518 per share.

From October 1, 2015 through November 13, 2015, 2,536,950 of the Series D Warrants issued in our August 2015 underwritten public offering have been exercised into 2,536,950 Class B Units, consisting of 2,536,950 Series B Warrants and 1,268,475 Series A Warrants, at an exercise price of $0.2518 per share. Of such Series B Warrants issued, 187,500 were exercised into 187,500 shares of common stock.

The expiration date of the remaining unexercised Series C Warrants and Series D Warrants is November 19, 2015.

Settlement with Holders of Series B Warrants

On November 2, 2015, the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with certain holders (the “Holders”) of the Company’s Series B Warrants to purchase common stock (the “Original Warrants”), issued in connection with the August 2015 underwritten offering. Upon the consummation of the Agreement, in full and complete satisfaction of all claims that the Holders made or could have made against the Company arising in connection with the Original Warrants, the Company delivered to the Holders new warrants initially exercisable to purchase, in the aggregate, two million four hundred fifty thousand (2,450,000) shares of the Company’s common stock, par value $0.00001, at an exercise price of $0.75 per share with an expiration date of November 2, 2018, as set forth in the Agreement.

Settlement of Amounts Due to Related Parties

In October 2015, George Schmitt, Chief Executive Officer and Chairman of the Board, agreed to convert $500,000 of existing loans due from the Company into 892,858 shares of the Company’s common stock with a grant date fair value of approximately $500,000.

Shares Issued Under S-8 Registration Statement

From October 1, 2015 to November 16, 2015, the Company issued 73,877 shares of common stock to employees in lieu of paying $44,778 of payroll due to cost cutting measures and 39,264 shares of common stock to various consultants to pay $23,165 worth of services. As of November 16, 2015, a total of 100,129 registered shares remain under the August 20, 2015 S-8 Registration Statement.

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

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, and also including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Our current cognitive radio technology is based on years of product development. In 2008 and 2009, we generated material revenues from sales of our prior BSN250 voice-only products. After the introduction of various smartphones in 2007 and later, that could handle both voice and data, we decided to enhance our voice-only products to include data services. In 2011, we delivered our enhanced BSN250 base station and TX70 handset for both voice and SMS services to the U.S. Army. Given the proliferation of smartphones, the U.S. Army subsequently requested that our BSN250 base station should integrate with commercial off the shelf devices. In 2013, we introduced an improved product line that could handle both voice and data services. These new products, the Access Point (“CN1100”), formely known as the xAP base station, the Mobile Hotspot (‘‘CN5100’’), formerly known as the xMod modem, and the Vehicle Modem (‘‘CN3100’’), formerly known as the xVM modem, are able to communicate with any wi-fi enabled commercial off the shelf device. In 2014, we began developing a new product, the CN3200 Dual Band Routing Modem (‘‘CN3200’’), formerly known as the xRM modem. On September 30, 2014, we received certification from the U.S. Federal Communications Commission in connection with the CN3200. The CN3200 is a module that complements the xMax mobile system and is designed to provide high speed fixed broadband access using frequencies at 2.4 GHz. It offers an end-user solution that seamlessly integrates xMax and wi-fi in a single device, and allows the delivery of both high data rates and reliable high-speed mobility in the same system. We believe that the CN3200 will provide higher performance with dedicated channels for voice (xMax) and data (wi-fi), will maximize user experience via interprotocol smart-routing, and will provide greater reliability.

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

Plan of Operations

We are executing on our sales and marketing strategy, through both direct sales to end-customers and indirect sales to channel network partners, and as a result, we have entered into a number of equipment purchase, reseller and teaming agreements as a result. These customer engagements span our target markets in rural telecommunications and defense.

Recent Developments

In August 2015, we announced a report that found our xMax private mobile broadband wireless networks deliver superior interference tolerance capabilities compared to current, commercially available communications systems. These capabilities enable xMax to provide enhanced data rates under interference conditions as well as capacity increases of up to three times over conventional wireless networks such as 802.11 (WiFi), with particular advantages for the public safety and military sectors.

In September 2015, we announced the introduction of the xMax NOW Network on Wheels™ (“xMax NOW”) transportable broadband wireless system. xMax NOW, which is available for customer shipments immediately, has everything needed to establish instant, wide-area mobile communications capabilities in a roll-out format. xG specifically designed xMax NOW to meet the rapid-deploy requirements of emergency response, homeland security, law enforcement, military and private entities. The system can extend the range of data communications up to seven miles (160 square miles of coverage) around a mobile command center to enable real-time situational awareness. xMax NOW is a fully self-contained mobile voice and data communications system that can be easily transported by vehicles of any size. The system, which has been pre-packaged for easy setup and installation, allows communications links to be established within 30 minutes. Components of the system include a self-configuring wireless broadband data center unit, a fast and flexible mast structure, all necessary antennas, cabling, switches, and quick-install hardware and accessories. All items are enclosed in rugged, easily transportable packaging for deployment on demand. Satellite backhaul capability pre-configured in a flyaway kit can also be included.

In September 2015, we announced in an 8-K filing that we received an executed purchase order from an agency of the U,S. government for approximately $200,000. In November 2015, we announced that the order was received from the U.S. State Department. The equipment will provide essential communications to assure the safety of U.S. government personnel serving in Mexico, their families, and U.S citizens in Mexico during disaster events.

In October 2015, the Company received an order from a Department of Defense agency for xMax mobile broadband wireless equipment and services. The equipment will be used for additional testing and validation of xMax as a mobile tactical data communications system in response to specific technology objectives.

In November 2015, we announced that we enetered a partnership with GlobalMedia Group, LLC (‘GlobalMed”) to market integrated health delivery systems that incorporate xG mobile broadband technology and GlobalMed’s telemedicine hardware, devices and software. The xMax Telemedicine Network Solution (“xMax TMN”) facilitates the immediate and reliable transmission of critical health information, multimedia medical applications, and lifesaving services to locations that are difficult to reach or have limited communications options available. It consists of a rapidly-deployable, easy-to-install, turnkey mobile network solution that provides a secure, two-way telemedicine communications infrastructure.

Results of Operations

Comparison for the three and nine months ended September 30, 2015 and 2014

Revenues

Revenues for the three and nine months ended September 30, 2015, were $189,000 and $1,146,000, respectively, representing an increase of $39,000 and $583,000, respectively, from $150,000 and $563,000 in the corresponding periods in 2014. The revenue of $189,000 resulted from $172,000 from sales of equipment and $17,000 from engineering services and a consulting services agreement during the three months ended September 30, 2015. The revenue of $1,146,000 resulted from $922,000 from sales of equipment and $224,000 from engineering services and a consulting services agreement during the nine months ended September 30, 2015. Of the $1,146,000 in revenue, $480,000 was previously recorded as deferred revenue. Of the $189,000 and $1,146,000 in revenue, related party revenue was $4,000 and $156,000 for the three and nine months ended September 30, 2015 compared to $0 and $0 for the corresponding periods in 2014.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and nine months ended September 30, 2015, were $114,000 and $689,000, respectively, representing an increase of $204,000 and $470,000, respectively, from $60,000 and $165,000 in the corresponding periods in 2014. Of the $114,000 and $689,000, respectively, $112,000 and $635,000 was based on the cost of components and the time allocated to building the products sold, and $2,000 and $54,000, respectively, was based on the cost of the time allocated towards the engineering and consulting service agreement.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the Company’s business on a daily basis and includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and nine months ended September 30, 2015, the Company incurred aggregate expense of $1.8 million and $5.2 million, respectively, compared to $1.5 million and $4.6 million, respectively, for the three and nine months ended September 30, 2014, representing an increase of $0.3 million or 20% for the three months ended September 30, 2015 and $0.6 million or 13% for the nine months ended September 30, 2015.

The three month increase of $0.3 million is due to an increase of $0.5 million in consulting fees associated with the Company’s listing on the NASDAQ Capital Market which was partially offset by a decrease of $0.2 million in payroll.

The nine month increase of $0.6 million is due to increases in consulting fees associated with the Company’s listing on the NASDAQ Capital Market of $1.1 million; $0.1 million in insurances; and $0.1 million in consulting fees. The increases were partially offset by decreases of $0.2 million in payroll; $0.2 million in legal fees; $0.2 million in taxes and licenses; and $0.1 million of travel expenses.

Development Expenses

Development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. For the three and nine months ended September 30, 2015, the Company incurred aggregate expense of $1.0 million and $3.7 million, respectively, compared to $1.7 million and $6.3 million, respectively, for the three and nine months ended September 30, 2014, representing a decrease of $0.7 million or 41% for the three months ended September 30, 2015 and $2.6 million or 41% for the nine months ended September 30, 2015.

The three month decrease of $0.7 million is due to decreases of $0.4 million in payroll due to a reduction in personnel; $0.1 million in materials used for research and development purposes; $0.1 million in consulting services; and $0.1 million in travel expenses.

The nine month decrease of $2.6 million is due to decreases of $0.5 million in payroll due to a reduction in personnel; $0.6 million in materials used for research and development purposes; $0.4 million in consulting services; $0.2 million in costs related to maintaining existing patents; $0.7 million in additional payroll capitalization; and $0.1 million in insurances.

We expect our development costs to decrease going forward as we implemented cost saving measures in 2015 which included a reduction in our current full-time, part-time and contracted workforce.

Stock Based Compensation

Stock based compensation increased $0.02 million from $0.13 million in the three months ended September 30, 2014 to $0.15 million in the three months ended September 30, 2015. Stock based compensation decreased $0.06 million from $0.49 million in the three months ended September 30, 2014 to $0.43 million in the nine months ended September 30, 2015. The fluctuations arose from the number of outstanding options expensed in the three and nine months ended September 30, 2015 compared to the same periods in the three and nine months ended September 30, 2014.

Amortization and Depreciation

Amortization and depreciation expenses were $1.0 million the three months ended September 30, 2015 and 2014. Amortization and depreciation expenses increased $0.01 million, or 1%, from $2.86 million in the nine months ended September 30, 2014 to $2.87 million in the nine months ended September 30, 2015.

Other

Interest expense for the three and nine months ended September 30, 2015 was $0.1 million and $0.2 million, respectively, compared to $0.04 million and $0.1 million, respectively, for the three and nine months ended September 30, 2014.

Net Loss

For the three and nine months ended September 30, 2015, the Company had a net loss of $3.1 million and $10.6 million, respectively, compared to a net loss of $4.3 million and $14.0 million for the three and nine months ended September 30, 2014, or a decrease of $1.2 million and $3.4 million, respectively. The decreases in net loss are due mainly to increases in revenue and decreases in development expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2015, the Company had positive working capital of approximately $0.6 million including $1.1 million of cash and cash equivalents. We have incurred net losses of $10.6 million and $14.0 million, respectively, in the nine months ended September 30, 2015 and 2014. Additionally, we have incurred negative operating cash flows including cash used in operations of $5.1 million and $12.1 million in the nine months ended September 30, 2015 and 2014.

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

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Nine Month Period Ended

(In Thousands)

	September 30, 2015	September 30, 2014
Cash flows used in Operations	$(5,144)	$(12,094)
Investing Activities	$(1,876)	$(1,219)
Financing Activities	$7,403	$9,865
Cash at end of period	$1,141	$1,889

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 totaled $5.1 million as compared to $12.1 million for the nine months ended September 30, 2014. Of the $5.1 million, approximately $0.5 million was related to the increase of our payables and the remaining balance consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $1.9 million as compared to $1.2 million for the nine months ended September 30, 2014, respectively representing, capital expenditures primarily associated with product and technology development and maintenance of our patent portfolio.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2015 was $7.4 million as compared to cash provided by financing activities of $9.9 million for the nine months ended September 30, 2014. In the nine months ended September 30, 2015 there were net proceeds from the August financing totaling $4.7 million; net proceeds from the conversion of the August financing Series B warrants totaling $0.1 million, net proceeds from the Series B and C Preferred Stock totaling $1.5 million; and net proceeds from a short term convertible note totaling $1.5 million.

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

On October 3, 2014, the Company filed a registration statement on Form S-1 with the SEC to register 478,291 shares of the Company’s common stock for sale to Lincoln Park under the $15M Purchase Agreement and the 17,500 shares of common stock issued to Lincoln Park as a commitment fee. On October 20, 2014, the SEC declared this registration statement effective. On May 18, 2015, the Company filed a Post-Effective Amendment to deregister the 4,857,906 shares of common stock registered pursuant to the registration statement declared effective on October 20, 2014, that remained unsold.

Between October 20, 2014 and May 18, 2015, the Company had drawn down $145,000 and issued 10,000 shares of common stock under the $15M Purchase Agreement. The prepaid expense for this financing was $159,000 as of September 30, 2015, representing a decrease of $187,000 from the initial recording of $346,000. The Company is amortizing the prepaid balance to additional paid in capital on a straight line basis over the term of the agreement.

$1,331,500 Purchase Agreement

On November 25, 2014, the Company entered into a purchase agreement, pursuant to which the Company sold to Lincoln Park, certain officers and directors of the Company (the “Affiliate Purchasers”) and certain other investors (the “Other Investors”) an aggregate of $1,331,500 of the Company’s common stock. The Company received net proceeds of $1,311,500 after deducting $20,000 in expenses associated with the purchase agreement. Pursuant to the purchase agreement, Lincoln Park purchased 50,000 shares of Common Stock at a purchase price of $12.50 per share, the Affiliate Purchasers purchased 24,599 shares of Common Stock at a purchase price of $13.70 per share and the Other Investors purchased 29,560 shares of Common Stock at a purchase price of $12.50 per share pursuant to the Company’s Shelf Registration Statement.

$750,000 Purchase Agreement – Series A Preferred Stock

On December 30, 2014, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 31 Group, LLC (“31 Group”) pursuant to which we sold to 31 Group, for a purchase price of $750,000, 750,000 shares of our Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) and warrants to purchase 37,500 shares of our common stock. We also issued to 31 Group 3,315 shares of our common stock in consideration of 31 Group’s execution and delivery of the Purchase Agreement (the “Commitment Shares”). The offer and sale of the Series A Preferred Stock, the common stock issuable upon conversion of the Series A Preferred Stock and the Commitment Shares were made pursuant to the Shelf Registration Statement.

As of September 30, 2015, all outstanding shares of the Series A Preferred Stock have been fully converted.

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

Short Term Related Party Loans

On December 30, 2014, the Company received a $245,000 loan from George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. This amount was recorded as due to related parties on the financial statements.

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

As of June 30, 2015, 1,195,000 shares of the Series B Preferred Stock and 83,650 shares of the Series B Preferred Stock issued as dividends has been converted into 405,499 shares of our common stock. As of September 30, 2015, all outstanding shares of the Series B Preferred Stock have been fully converted.

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

As of September 30, 2015, 1,800,000 shares of the Series C Preferred Stock and 126,000 shares of the Series C Preferred Stock issued as dividends have been converted into 946,518 shares of our common stock. As of September 30, 2015, all outstanding shares of the Series C Preferred Stock have been fully converted.

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

August 2015 Financing

On August 19, 2015, the Company closed its underwritten public offering of its Class A Units, Class B Units, Series C Warrants and Series D Warrants. The Company offered (i) 2,550,000 Class A Units, at a price of $1.00 per Class A Unit, each of which consists of one share of its common stock and 0.5 of a Series A Warrant to purchase one share of its common stock at an exercise price of $1.00 per warrant, (ii) 2,450,000 Class B Units, at a price of $0.99 per Class B Unit, each of which consists of one pre-funded Series B Warrant to purchase one share of its common stock and 0.5 of a Series A Warrant, (iii) 2,550,000 Series C Warrants, at a price of $0.01 per Series C Warrant, which is deemed to be included in the $1.00 price per Class A Unit, each to purchase one additional Class A Unit at an exercise price of $1.00, and (iv) 4,950,000 Series D Warrants, at a price of $0.01 per Series D Warrant, which is deemed to be included in the $0.99 price per Class B Unit, each to purchase one additional Class B Unit at an exercise price of $0.99. The Company received approximately $4,975,500 in gross proceeds from the offering, before underwriting discounts and commissions and offering expenses payable by the Company. Roth Capital Partners, LLC acted as sole book-running manager and as underwriter for the offering.

Subsequent Events

Exercise of Series C Warrants and Series D Warrants

From October 1, 2015 through November 13, 2015, 2,250,000 of the Series C Warrants issued in our August 2015 underwritten public offering have been exercised into 2,250,000 Class A Units, consisting of 2,250,000 shares of common stock and 1,125,000 Series A Warrants, at an exercise price of $0.2518 per share.

From October 1, 2015 through November 13, 2015, 2,536,950 of the Series D Warrants issued in our August 2015 underwritten public offering have been exercised into 2,536,950 Class B Units, consisting of 2,536,950 Series B Warrants and 1,268,475 Series A Warrants, at an exercise price of $0.2518 per share. Of such Series B Warrants issued, 187,500 were exercised into 187,500 shares of common stock.

The expiration date of the remaining unexercised Series C Warrants and Series D Warrants is November 19, 2015.

Settlement with Holders of Series B Warrants

On November 2, 2015, the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with certain holders (the “Holders”) of the Company’s Series B Warrants to purchase common stock (the “Original Warrants”), issued in connection with the August 2015 underwritten offering. Upon the consummation of the Agreement, in full and complete satisfaction of all claims that the Holders made or could have made against the Company arising in connection with the Original Warrants, the Company delivered to the Holders new warrants initially exercisable to purchase, in the aggregate, two million four hundred fifty thousand (2,450,000) shares of the Company’s common stock, par value $0.00001, at an exercise price of $0.75 per share with an expiration date of November 2, 2018, as set forth in the Agreement.

Settlement of Amounts Due to Related Parties

In October 2015, George Schmitt, Chief Executive Officer and Chairman of the Board, agreed to convert $500,000 of existing loans due from the Company into 892,858 shares of the Company’s common stock with a grant date fair value of approximately $500,000.

Shares Issued Under S-8 Registration Statement

From October 1, 2015 to November 16, 2015, the Company issued 73,877 shares of common stock to employees in lieu of paying $44,778 of payroll due to cost cutting measures and 39,264 shares of common stock to various consultants to pay $23,165 worth of services. As of November 16, 2015, a total of 100,129 registered shares remain under the August 20, 2015 S-8 Registration Statement.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that as of September 30, 2015, our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of September 30, 2015, we do not have any litigation matters pending.

Item 1A.   Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

xG TECHNOLOGY, INC.

Date: November 16, 2015	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.