Form 10-K
period 2015-12-31
xG TECHNOLOGY, INC.
filed 2016-04-14
CIK 1565228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2015, 5,028,658 (retroactively adjusted to reflect the July 17, 2015 one-for-ten reverse stock split) shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the second fiscal quarter, was approximately $9,223,334, based on the average high and low price of $2.90 (retroactively adjusted to reflect the July 17, 2015 one-for-ten reverse stock split) for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 46,051,516 shares of its common stock outstanding as of April 13, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the 2016 annual meeting of stockholders.

XG TECHNOLOGY, INC.
FORM 10-K
ANNUAL REPORT
For the Fiscal Year Ended December 31, 2015

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

We file reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our Web site (www.xgtechnology.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Our Company was founded on the premise that the wireless communications industry is facing a spectrum crisis because the demand for flexible, affordable voice and data access continues to increase rapidly while the amount of available spectrum remains relatively constant. We have developed frequency-agnostic cognitive radio solutions to address this increasing demand by eliminating the need to acquire scarce and expensive licensed radio spectrum and thus ideally lowering the total cost of ownership for wireless broadband access. With such fast growing demand straining network capacity, our intellectual property is also designed to help wireless broadband network operators make more efficient use of existing spectrum allocations. We are targeting numerous industries world-wide, such as telecommunications, cable, defense, and public safety, municipal governments, critical infrastructure and markets ranging from rural to urban areas and expeditionary deployments.

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

The initial implementation of our cognitive radio intellectual property is xMax®. We believe the xMax® system, represents the only commercially available cognitive radio network system that includes our interference mitigation and spatial processing technologies. xMax® implements our proprietary interference mitigation software that can increase capacity on already crowded airwaves by improving interference tolerance, enabling the delivery of a comparatively high quality of service where other technologies would not be able to cope with the interference. We believe that the xMax® system will also, when in a future development operating on more than one radio channel, deliver dynamic spectrum access by using our patented self-organizing network techniques.

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

Below is a diagram that provides a high-level overview of the xMax® network architecture:

On January 29, 2016, we completed the acquisition of certain assets and liabilities of Integrated Microwave Technologies, LLC, a Delaware limited liability company (‘‘IMT’’), pursuant to an asset purchase agreement by and between us and IMT (the ‘‘Asset Purchase Agreement’’). Pursuant to the terms of the Asset Purchase Agreement, we acquired substantially all of the assets and liabilities of IMT in connection with, necessary for or material to IMT’s business of designing, manufacturing and supplying of Coded Orthogonal Frequency Division Multiplexing (COFDM) microwave transmitters and receivers serving the broadcast, sports and entertainment, military, aerospace and government markets.

IMT comprises the leading microwave brands Nucomm, RF Central and IMT, offering customers worldwide complete video solutions. Nucomm is a premium brand of digital broadcast microwave video systems. RF Central is an innovative brand of compact microwave video equipment for licensed and license-free sports and entertainment applications. IMT is a trusted provider of mission-critical wireless video solutions to state, local and federal police departments.

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

Our acquisition of the IMT assets allows us to offer a comprehensive suite of services and product offerings in each of the markets it is already active in. Leveraging its heritage as a leader in the broadcast industry that dates back to 1990, IMT’s key sector strategies are the following:

1.	Expand their current markets for existing miniature wireless video products. These include educational sectors, videographers, and video service providers.

2.	Provide complete end-to-end solutions for the video surveillance market.

3.	Introduce complete end-to-end IP technology into the broadcast market.

Market Overview

Our Market

We are witnessing rapidly increasing demand in the marketplace for mobile bandwidth. The surge in demand is attributable to the proliferation of smartphones, tablet PCs and other broadband-centric devices, as well as the shift to data and video-intensive services. A Cisco report (the Cisco Visual Networking Index: Global Mobile Data Traffic Forecast Update, 2015–2020 White Paper, February 2016) indicates that in 2015 55% of the data traffic on mobile networks was video, and they forecast video traffic to account for over 75% of total mobile data traffic by 2020.

There has also been an increase in mobile voice demand as more people unplug their wired phones and rely on wireless devices for all of their calling needs. According to Cisco’s report, as well as several studies undertaken by the Federal Communications Commission (“FCC”), the demand for wireless services will continue to grow in the coming years, as shown in the chart below. Cisco predicts mobile data traffic will increase nearly 8-fold between 2015 and 2020, a 53% CAGR, reaching 30.6 exabytes per month by 2020.

Source: Cisco VNI Mobile 2015

In early 2009, Congress directed the Federal Communications Commission (FCC) to develop a National Broadband Plan to ensure every American has “access to broadband capability.” After conducting thirty-six public workshops and engaging in significant collaboration and conversations with other government agencies and Congress, the FCC released the National Broadband Plan (“the Plan”) in early 2010. Within the Plan the FCC acknowledges that “the current spectrum policy framework sometimes impedes the free flow of spectrum to its most highly valued uses.” The Plan states that “Wireless broadband is poised to become a key platform for innovation in the U.S. over the next decade. As a result, U.S. spectrum policy requires reform to accommodate the new ways that industry is delivering wireless services. These reforms include making more spectrum available on a flexible basis, including for unlicensed and opportunistic uses.”

Specific recommendations within the report that indicate a favorable regulatory environment for cognitive radio technology include: “Recommendation 5.13: The FCC should spur further development and deployment of opportunistic uses across more radio spectrum.” The Plan further states that, “the FCC and NTIA should take steps to expand the environment in which new, opportunistic technologies can be developed and improved” and “the FCC should allow opportunistic radios to operate on spectrum currently held by the FCC (such as in certain license areas where spectrum was not successfully auctioned).”

Over the years since the Plan was released, it has been generally accepted that many of the its spectrum-related suggestions have been attempted or implemented. It recommended, for example, that 500 additional MHz of spectrum be made available for commercial high-speed data use, that incentive-based auctions for spectrum be considered, and that opportunistic use of spectrum be considered. Since the time of the Plan’s publication, much of this has happened or been tried.

On March 27, 2012 the U.S. Department of Commerce, through the National Telecommunications and Information Administration (“NTIA”), released a report in which they announced, “In the past, the federal government has freed up spectrum for exclusive commercial use by clearing a spectrum band of federal users, who typically relocated to other bands. However, given the growing demand for spectrum by both industry and the federal agencies, it is increasingly difficult to find desirable spectrum that can be vacated by federal users as well as spectrum in which to relocate these federal users. Due to the scarcity of spectrum, the complexity of federal operations, and the time and cost of relocating federal users, the old approach alone is no longer feasible.”

The report further states, “NTIA proposes a new path forward for spectrum repurposing that relies on a combination of relocating federal users and sharing spectrum between federal agencies and commercial users. Spectrum sharing will be a vital component to satisfying the growing demand for spectrum, and federal and non-federal users will need to adopt innovative spectrum-sharing techniques to accommodate this demand.”

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

There have been other activities by Federal agencies in support of spectrum sharing since the release of the aforementioned reports.

To meet escalating commercial and Federal demands for spectrum, the NTIA and FCC have been conducting spectrum band analyses to identify additional opportunities for spectrum sharing and repurposing. They are also developing publicly accessible spectrum inventories and conducting a number of measurement studies to gain a better understanding of spectrum use patterns. In addition, the NTIA has joined with Federal partners in launching research and development activities at new facilities in Boulder, Colorado, and the NTIA and FCC are developing the “RF Model City” concept.

Other Federal agencies, including the Department of Defense, the National Science Foundation, and the Department of Energy, have ongoing research and development activities in the area of spectrum sharing. For example, the Defense Advanced Research Projects Agency (DARPA) supported early research into cognitive radio and dynamic spectrum access, and it continues to address key problem areas in spectrum sharing for military systems.

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

The rules for these bands sprung from FCC Docket 81-413 which sought to end an implicit prohibition of spread spectrum/CDMA technology that resulted from a focus on FDMA spectrum uses. This resulted in rules adopted in 1985 that allow unlicensed spread spectrum systems to use these bands for almost any possible application subject to a 1W power limit. When wireless LAN use became of interest several years later, these time-tested rules allowed U.S. market access without FCC deliberations. The 2.4 and 5.8 GHz bands are used for Wi-Fi today. In a similar fashion, we are launching our initial software-defined product offering programmed to operate on unlicensed spectrum in order to speed commercialization of our intellectual property without requiring FCC or NTIA deliberations on opportunistic access. Because we have designed our core technology to be usable beyond the unlicensed band that its initial product offering operates on, we believe that we are well positioned to benefit from possible future regulatory reforms that support wider spread use of spectrum sharing and opportunistic access techniques.

The growth of wireless data over the past few years has made the subject of available spectrum a pressing priority. In fact, the current situation has been referred to as a “looming spectrum crisis”. (FCC Chairman Julius Genachowski, speech to CTIA, October 2009). Responses to this “crisis” have included lobbying efforts to persuade the FCC to find new sources of licensed spectrum and proposals to reallocate existing licensed spectrum. Demand for more spectrum and capacity has also been a key factor in industry consolidation. The rationale given for the AT&T/Cingular merger was based on the fact that AT&T had more spectrum than Cingular, and by combining the companies they could more efficiently serve their customers. Likewise, Verizon’s $3.6 billion bidding to buy unused wireless spectrum and AT&T’S $39 billion attempt to acquire T-Mobile was primarily driven by AT&T’s desire to secure additional spectrum and cell sites in order to provide more capacity across its network. Most recently, the FCC’s AWS-3 spectrum auction, which began on November 13, 2014, generated nearly $45 billion in bids by the time bidding closed on January 29, 2015. This was another indication of the ongoing need for wireless carriers to increase network capacity and coverage by securing additional spectrum assets.

Our Company and our technology and products are built based on our belief that there is insufficient spectrum available to satisfy the current and future growth of wireless data. However, we also believe that this crisis is not solely a result of insufficient amounts of available spectrum, but also the result of inefficient use of the currently available spectrum. Rather than merely demanding more spectrum we believe that the more appropriate response to the call for increased bandwidth would be to shift the focus to getting more use out of spectrum that has already been allocated. More effective utilization of the available spectrum can be accomplished in a number of different ways. Advancements in radio technology, such as the movement to the LTE standard from the previous 3G networks, for example, have allowed for better spectrum utilization. This has been attributed to the incorporation of new advanced technologies such as multiple in, multiple out (“MIMO”) and Orthogonal Frequency-Division Multiple to reduce multiuser interference.

Other methods being employed by network operators to meet bandwidth requirements have included off-loading some of the demand to unlicensed Wi-Fi hotspots and selling in-building femtocells that make use of a customer’s own wired Internet connection. Another approach is to build more cell sites closer together. Each cell site would cover a smaller area, and thus offer the ability to reuse frequencies more times in a larger geographic coverage area. However, such methods would entail more costs, and is time consuming due to local permitting and other considerations. Many of these approaches have been driven by the need to receive more capacity out of limited spectrum.

While the spectrum currently available cannot satisfy the future growth of wireless data, the idea of getting better use out of spectrum (both licensed and unlicensed) by sharing it is receiving increased attention as a more effective and efficient solution for the industry than simply identifying new spectrum. This has led industry and policy makers to consider technology-based approaches, such as cognitive radio and opportunistic (i.e. shared) spectrum use.

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

AT&T reported that 4% of its iPhone customers were accounting for more than 50% of the data traffic on its 3G network, and a Cisco report indicates that today more than 60% of the data traffic on mobile networks is video. This trend is expected to accelerate as network operators expand deployments of 4G (fourth-generation cellular services). However, 4G does not fully address the current spectrum issues, and in fact may make it worse, as new bandwidth and spectrum-intensive services are brought to market.

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

Our IMT services and product offerings address three markets: Broadcasting, Sports and Entertainment, and Surveillance (Military and Government).

The Broadcasting market consists of a few key segments including electronic news gathering, wireless camera systems, portable microwave, and fixed point to point systems. The market looks to improve operational efficiencies in the gathering, production, and transmission of wireless content. Recent trends in the market include a movement towards IP connectivity over point to point links for infrastructure, high definition upgrades of remote news gathering vehicles, and continued pressure to reduce expenses by improving operational efficiencies. Customers within this market are major network TV stations including over-the- air broadcasters, cable and satellite news providers. IMT focuses on the unique manner in which these customers create and gather content wirelessly.

The Sports and Entertainment market consists of a few key segments including sports production, sports venue entertainment systems, movie director video assist, and the non-professional user segment. Generally this market is focused on much more agile wireless video systems. Drivers in these markets include small, lightweight, easy to use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market are to further reduce the size and improve agility of the wireless video systems as users are demanding higher link reliabilities at longer ranges. Customers within this market are professional sports teams, movie production companies, live video production service providers, system integrators and a growing segment of drone and unmanned ground vehicle providers.

The Government/Surveillance market consists of a few key segments including state and local law enforcement agencies, federal “3-letter” agencies and military system integrators. The market looks to improve the reliability and quality of video content without adding complexity. The video systems must be operated without technical intervention. State and local agencies benefit from Department of Homeland Security grant programs to improve overall security. Recent trends within these segments are improved interoperability within agencies, and demand for fully integrated systems including robust microwave combined with ubiquitous IP networks. As wireless video systems are becoming more reliable and easier to deploy, the adoption rate of wireless systems is increasing. Customers within this market include state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice and the Department of Home Land Security.

Products

xMax® :  The first implementation of xG’s innovative cognitive radio intellectual property is xMax®. Operating initially within the 902 – 928 MHz license-free band, xMax® is a mobile voice over internet protocol (“VoIP”) and broadband data system that utilizes an end-to-end Internet Protocol (“IP”) system architecture. The xMax® technology we have developed is spectrum agnostic. In any spectrum band that xMax® will operate in, we will break the band into channels and sub channels. We will then use spatial processing and adaptive modulation to mitigate interference in that band. If the band becomes unusable because of overwhelming interference, we will then use dynamic spectrum access to change to another channel or band. The xMax® product suite we are currently developing is band specific due to the current limitations in RF technology that can be produced for a given size, cost and complexity. Multiband, small, portable devices today require custom developed integrated circuits, which are on our technology roadmap, but not currently available. The mid-term objective is to transition implementation of xMax® to a licensing and semiconductor chip business model.

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

The CN5100 Mobile Hotspot and xMax® system is designed to support nomadic and mobile connectivity (including high-speed handoffs) which will allow xMax® operators to offer on-the-go services that differ from those of fixed services, such as cable and DSL. It can be deployed in fixed, mobile or nomadic configurations. As with all the components in the xMax® family of products, the CN5100 Mobile Hotspot offers increased range, flexibility, throughput and reliability, while reducing network deployment and management costs. Management believes this will make xMax® an attractive solution for WISPs, mobile telecommunications operators and other service providers.

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

Having numerous accessible channels will allow neighboring network nodes (made up of one or more CN1100 Access Points) to utilize non-interfering channels automatically when employing the network self-planning features that are in our technology roadmap. This will allow the network to grow and scale more easily without the operator having to redesign the network RF plan each time a device moves, or when CN1100 Access Points or users are added or removed from the network.

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

xMonitor is a component of the CN7000 Mobile Control Center that monitors the status and health of all CN1100 Access Points, CN7000 Mobile Control Center elements, and VoIP core elements. It provides end-to-end IP network management and monitoring services. xMonitor is a web-based application that will be installed at an operator’s Network Operation Center, enabling remote management of network status. The program runs as a live application that continuously collects data from the network, updating the aggregated information without user intervention. It can be programmed to display specific views around the clock — providing an at-a-glance heads-up display from which to survey the network.

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

Through IMT, we offer a full spectrum of wireless video products which are built around providing complete solutions. IMT has traditionally focused on the development of core product technologies that have the potential for application in final assembled products that cross market segments. Technology focus areas include RF and microwave component development spanning the frequency range from DC to 18GHz, waveform modulation, H.264 video encoding and decoding, and digital signal processing. Through these products, we are uniquely positioned with significant technology IP and an established reputation for rapidly and economically delivering complex, bespoke engineering products and solutions to customers that are expertly managed to tight deadlines. Production of these products can be rapidly scaled to respond to changes in market demand.

Key products by segment are:

Broadcast: We have a line of high-margin receiver products including the DR3, CRx6 and CIRAS. These products may be interconnected over IP networks, expanding and simplifying their overall use and reducing the deployment cost significantly. The microLite is a small, low-cost wireless camera system enabling broadcast news operators to eliminate the use of coaxial cables in their remote news operations. This significantly reduces labor costs in the operation, and increases the speed and agility of the cameramen to focus on capturing engaging content.

DR3 Receiver

CRx6 Receiver

CIRAS Receiver

Sports and Entertainment: The microLite is available in both licensed and unlicensed frequency bands, the latter enabling non-TV broadcasters to capture broadcast quality video without the cost and limitations of gaining a frequency license. The unlicensed market is very large and just being opened to high quality technologies.

microLite

Government/Surveillance: IMT has focused on handheld receivers and benefits from limited competition in this area. The MiniMobile Commander and Mobile Commander are high quality, feature-rich products. IMT vNet IP Video Distribution Servers enable commanders and managers to view near real time video captured on scene and consumed anywhere in the world over public and private IP networks.

MiniMobile Commander
Receiver Monitor

Mobile Commander
Receiver Monitor

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

Primary competitors of IMT are Vislink, Domo Tactical Communications (Formerly a division of Cobham), and a number of smaller market- specific businesses.  IMT has been able to successfully leverage its long broadcast industry leadership, reputation for advanced technology, and ability to provide end-to-end-solutions in order to maintain and increase its customer base and to continue providing highly competitive offerings.

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

We are well positioned for continued growth in broadcast and sports and entertainment markets, and expect near term growth in the government/surveillance market. IMT has recently completed a number of new products and product updates, enabling us to offer end-to- end solutions that encompass video capture, consolidation and distribution. Full control of the production process is now inhouse, eliminateing reliance on third party providers and allow us to realize improving margins, control over product quality and competitive agility.

Sales and Marketing

Our strategy is to sell the equipment in which our intellectual property is initially implemented, globally direct and through an indirect channel network of technology partners that we will leverage in order to upscale our selling efforts without the significant cost of a large direct sales force. Our channel partners will utilize their own internal and external sales representatives to provide lead generation among their established customer base and beyond, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. In certain cases, service providers may also act as a channel partner for sales of our solutions to their existing customers or new enterprise accounts. Among the channel partner firms with whom we have formally announced agreements are GlobalMed (telemedicine market), DirectView (video and security market), Drakontas (public safety market), Kerberos (government markets), and Radio IP Software (mobile security markets).

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

IMT uses a combination of sales channels, including direct-to-end customer sales, network group sales, reseller/integrators and OEM sales channels, to reach its customers depending on the market segment.

Effective March 1, 2015, we implemented cost reduction initiatives that included a decrease in our then current full, part-time and contracted workforce. We reduced our business development, sales and marketing team to ten full-time employees or contractors. As of December 31, 2015, our business development, sales and marketing team consisted of six full-time employees or contractors.

Customers

We have begun to implement our sales and marketing strategy, both through direct sales to end-customers and indirect sales to channel network partners, and we have entered into a number of equipment purchase, reseller and teaming agreements as a result. These customer engagements span our target markets in rural telecommunications and defense.

Manufacturing and Suppliers

We have historically retained contract manufacturers to manufacture, test, assure the quality of, and ship our products. With our recently announced IMT acquisition, we anticipate that our internal manufacturing organization, which currently consists of a small number of supply chain managers, employees and independent contractors, will increase. During the next several months, as we integrate the IMT business that we have acquired, we will rely less on our contract manufacturers, and more on internal test engineers and resources to implement quality assurance programs designed to assure high product quality and reliability. Going forward, we anticipate that we will focus on our core strengths, which are innovation and technology design and the development, creation and exploitation of our intellectual property. Accordingly, we ultimately plan to become a designer, developer and fabless supplier of xMax® integrated circuits and system software solutions for xMax® products where we would supply integrated circuits produced either through the IMT assets, if we are able to successfully integrate them into our business, or by third party manufacturing partners under license, software, reference designs, features, tools and technical support.

We intend to integrate IMT into our plan to build our products, but may continue to rely, particularly in the short term, on third party components and technology to build our products, as we procure components, subassemblies and products necessary for the manufacture of our products based upon our design, development and production needs. While components and supplies are generally available from a variety of sources, we currently depend on a single or limited number of suppliers for several components for our products. We are using a single source digital signal processor that may be difficult to replace with an equivalent performance device. In the longer term, we are planning to adapt the xMax® system to run on multiple low cost platforms. We rely on purchase orders rather than long-term contracts with our suppliers. We do not currently stockpile enough components to mitigate any potential supply disruption if we are required to re-engineer our products to use alternative components.

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our technologies, solutions and products. We have developed a broad portfolio of intellectual property that covers wired and wireless communications systems. As of December 31, 2015, in the U.S., we have 55 patents granted, 3 patent applications pending, and no provisional application pending. Internationally, we have 57 patents granted, 36 patent applications pending, and no Patent Cooperation Treaty (PCT) applications.

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

There are also applications, such as paging, that have fallen out of favor and contribute to this underutilization. Despite the dramatic drop in the use of pagers, a large amount of spectrum is still dedicated to this application. In addition, there are large swaths of unused or lightly-used spectrum that have been held by federal agencies. Traditionally, these agencies were not allowed to sell or transfer their spectrum to commercial users, meaning those spectral resources were locked. This regulatory policy has led to inefficient use of spectrum which has been exacerbated by exploding consumption of commercial mobile data services and, consequently, the declaration of a spectrum crisis. While regulators are continuing to allocate spectrum based upon this assumption that radios do not have the ability to share spectrum, they are now starting to embrace the concept of shared spectrum and the opportunistic use of spectrum enabled by cognitive radio networks.

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

We are well-versed in the process involved in meeting FCC equipment authorization for products, owing to our extensive experience dating back to certifying pre-commercial prototype xMax networking devices. This process has included working closely with FCC authorized testing laboratories, sending sample units and representative data, and participating in briefings with the FCC Office of Engineering Technology. As a result, we have been able to secure FCC equipment authorization of our xMax commercial networking devices on a timely basis, thus preventing disruption to the sales process caused by regulatory issues. We believe this accumulated experience makes us well-positioned to continue meeting regulatory requirements for future equipment we intend to bring into commercial production.

Underserved and underpenetrated markets.   Wireless networks are emerging as an attractive alternative for addressing both the broadband access needs of underserved and underpenetrated markets and for offering a host of other services and solutions. According to forecasts made by the ITU in 2015, global mobile broadband penetration was expected to reach 47% by the end of 2015, compared to only 7% for fixed-mobile penetration. The difference is especially acute in less developed areas. We believe this is due to the lack of an established network infrastructure and the high initial deployment costs of wired networks. We believe that this rate has the potential to be even higher if carrier class wireless solutions were broadly available at a fraction of the established market costs.

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

Increasing use of unlicensed spectrum.   Private industry in underserved and underpenetrated markets worldwide has responded to the lack of wired infrastructure by deploying wireless networks utilizing unlicensed RF spectrum. These network operators and service providers often cannot afford the capital outlay to acquire licenses for the licensed RF spectrum and have consequently designed their wireless networks for unlicensed RF spectrum. In the absence of affordable broadband access in licensed spectrum, the number of users of unlicensed RF spectrum has increased for communications equipment, as well as consumer devices such as cordless phones, baby monitors and microwave ovens. As a result of high demand for unlicensed RF spectrum, use of this spectrum to provide high quality wireless networking has become more challenging and congestion is limiting the growth of wireless networks.

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

Employees

As of December 31, 2015, we employed 58 full-time equivalent employees, contractors or consultants, which included 37 in development, 4 officers, 5 in general and administrative, 1 in business development, 5 in operations and 6 in sales and marketing. In 2016, in connection with our acquisition of IMT, we added 32 employees. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union or are party to collective bargaining agreements. We believe that we have good relations with our employees.

Item 1A. Risk Factors

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and marketing and business development office are located in Sarasota, Florida, in an office consisting of a total of 3,403 square feet pursuant to a lease that expires October 31, 2019. For our research and development, engineering, sales and support personnel we also have an office in Sunrise, Fort Lauderdale, Florida consisting of 12,832 square feet pursuant to a lease that expires on May 11, 2016. IMT leases 65,000 square feet at 200 International Drive, Mount Olive Township, NJ 07828 through February 5, 2017. We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are currently listed on The NASDAQ Stock Market under the symbol “XGTI”. Our shares began trading on NASDAQ on July 19, 2013

The following table shows the high and low market prices for our shares for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly. As a result, the market prices shown in the following table may not be indicative of the market prices at which our shares will trade after this filing. These prices reflect our reverse splits of our common stock undertaken in 2013 and the 1-for-10 reverse stock split on July 17, 2015.

	Share Price

Quarter	High	Low
Fourth Quarter 2015	$0.80	$0.19
Third Quarter 2015	$3.20	$0.35
Second Quarter 2015	$5.60	$2.00
First Quarter 2015	$6.40	$2.60
Fourth Quarter 2014	$20.50	$4.90
Third Quarter 2014	$27.40	$18.60
Second Quarter 2014	$30.10	$12.80
First Quarter 2014(**)	$50.01	$11.20

Holders

As of April 13, 2016, there were 46,051,516 shares outstanding and approximately 171 holders of record of our shares. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. Our transfer agent and registrar is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

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

The shares were issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, based on the extensive information the shareholder has regarding us.

Item 6. Selected Financial Data

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6 Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2015 and December 31, 2014 should be read in conjunction with the accompanying financial statements and the related notes included in Item 8 in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

xG Technology, Inc. has developed a broad portfolio of innovative intellectual property that we believe will enhance wireless communications. Our intellectual property is embedded in proprietary software algorithms that offer cognitive (intelligent) radio-based interference mitigation and spectrum sharing solutions for countless applications using commercial off the shelf devices.

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

The initial implementation of our cognitive radio intellectual property is xMax®. We believe the xMax® system, represents the only commercially available cognitive radio network system that includes our interference mitigation and spatial processing technologies. xMax® implements our proprietary interference mitigation software that can increase capacity on already crowded airwaves by improving interference tolerance, enabling the delivery of a comparatively high quality of service where other technologies would not be able to cope with the interference. We believe that the xMax® system will also, when in a future development operating on more than one radio channel, deliver dynamic spectrum access by using our patented self-organizing network techniques.

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

On January 29, 2016, we completed the acquisition of certain assets and liabilities of IMT, pursuant to the Asset Purchase Agreement by and between us and IMT. Pursuant to the terms of the Asset Purchase Agreement, we acquired substantially all of the assets and liabilities of IMT in connection with, necessary for or material to IMT’s business of designing, manufacturing and supplying of Coded Orthogonal Frequency Division Multiplexing (COFDM) microwave transmitters and receivers serving the broadcast, sports and entertainment, military, aerospace and government markets (the ‘‘Transaction’’). The purchase price for the Transaction was $3,000,000, which was paid through: (i) the issuance of a promissory note in the principal amount of $1,500,000 due March 31, 2016 (the ‘‘Initial Payment Note’’); and (ii) the issuance of a promissory note in the principal amount of $1,500,000 due July 29, 2017 (the ‘‘Deferred Payment Note’’). The Company has not yet made the required $1.5 million payment due on March 31, 2016 and is currently in negotiations to modify the repayment terms.

IMT comprises the leading microwave brands Nucomm, RF Central and IMT, offering customers worldwide complete video solutions. Nucomm is a premium brand of digital broadcast microwave video systems. RF Central is an innovative brand of compact microwave video equipment for licensed and license-free sports and entertainment applications. IMT is a trusted provider of mission-critical wireless video solutions to state, local and federal police departments.

Result of Operations

The following table sets forth the items contained in the statements of operations of the financial statements included herewith for the fiscal years ended December 31, 2015 and December 31, 2014.

xG TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2015	2014
Revenue	$932	$628
Cost of Revenue and operating expenses
Cost of components and personnel	510	156
Inventory valuation adjustments	861	200
General and administrative expenses	6,259	7,418
Research and development	4,658	7,597
Stock based compensation	1,584	625
Impairment charge	2,092	-
Amortization and depreciation	4,829	3,871
Total cost of revenue and operating expenses	(20,793)	(19,867)
Loss from operations	(19,861)	(19,239)
Other income (expenses)
Changes in fair value of derivative liabilities	2,559
Other income	-	440
Other expense	(26)	-
Interest expense	(529)	(179)
Total other income	2,004	261
Net loss	$(17,857)	$(18,978)
Dividends and deemed dividends	(3,079)	-
Net loss attributable to common shareholders	$(20,936)	$(18,978)
Basic and diluted net loss per common share	$(2.76)	$(8.31)
Weighted average number of shares outstanding basic and diluted	7,599	2,285

Revenue

Our revenues for the fiscal year ended December 31, 2015 increased 48% from $628,000 in the year ended December 31, 2014 to $932,000 as a result of having additional sales during the fiscal year. Of the $932,000 in revenue, $145,000 was previously recorded as deferred revenue but was earned in the current year. Revenue of $701,000 resulted from sales of equipment and $231,000 resulted from an engineering and consulting services agreement.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel was $510,000 in the year ended December 31, 2015 as compared to $156,000 in fiscal 2014. $458,000 of such costs is based on the cost of components and the time allocated to building the products sold and $52,000 is based on the cost of the time allocated towards the engineering and consulting services agreements.

Inventory valuation adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or reserved for slow moving or excess inventory. Inventory valuation adjustments increased by $0.7 million or 350%, from $0.2 million in the year ended December 31, 2014 to $0.9 million in the year ended December 31, 2015. The increase is primarily due to reserving all the xMod finished goods due to lack of sales for that product in 2015.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis and include salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel.

General and administrative expenses decreased by $1.1 million, or 17%, from $7.4 million in the year ended December 31, 2014 to $6.3 million in the year ended December 31, 2015. The change is primarily due to decreases of $0.3 million in salary and benefit expenses due to a reduction in personnel; $0.3 million in advertising due to not attending as many trade shows in 2015 as we did in 2014; $0.2 million in legal fees; $0.2 million of travel expenses; $0.1 million in taxes and licenses associated with paying less in Delaware Franchise Tax in 2015 than we did in 2014.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. Development expenses decreased by $2.9 million, or 38%, from $7.6 million in the year ended December 31, 2014 to $4.7 million in the year ended December 31, 2015. The change is primarily due to due to decreases of $1.0 million in payroll and $0.5 in consulting services due to a reduction in personnel and contracted workforce; $0.4 million in materials used for research and development purposes; $0.2 million in costs related to maintaining existing patents; $0.5 million in additional payroll capitalization; $0.1 in office, computer-IT expenses; and $0.1 million in insurances. We expect our development costs to continue to decrease going forward due to the implemented cost saving measures in 2015, which included a reduction in the full-time, part-time and contracted workforce by 22 employees; and new cost saving measures implemented in April 2016 which included a reduction in the full-time workforce by 3 employees.

Stock Based Compensation

Stock based compensation increased by $1.0 million, or 167%, from $0.6 million in the year ended December 31, 2014 to $1.6 million in the year ended December 31, 2015. The change arose from an increase in the number of options granted and outstanding options being expensed in fiscal 2015 when compared to fiscal 2014.

Amortization and Depreciation

Amortization and depreciation expenses increased by $0.7 million, or 18%, from $3.9 million in the year ended December 31, 2014 to $4.8 million in the year ended December 31, 2015. The change arose from an increase in the amount of software development costs subject to amortization.

Impairment

We recorded an impairment charge of $2.1 million on software development costs due to our analysis of the net realizable value of our capitalized software costs.

Other Income (Expense)

Other income increased by $2.2 million, or 550%, from $0.4 for the year ended December 31, 2014 to $2.6 million in the year ended December 31, 2015. The increase was the result of the changes in fair value of derivative liabilities due to the significant number of warrants issued during 2015 that required liability classification. Decreases in our stock price subsequent to these warrant issuances resulted in an unrealized gain in the fair value of the derivative liabilities.

Interest expense for the year ended December 31, 2015 was $0.5 million compared to $0.2 million for the year ended December 31, 2014, representing an increase of $0.3 million or 150%. The increase was due to the interest incurred on the 8% Bridge Loans and promissory notes with our CEO, George Schmitt.

Net Loss

For the year ended December 31, 2015, the Company had a net loss of $17.9 million, as compared to a net loss of $19.0 million for the year ended December 31, 2014, a decrease of $1.1 million or 6%. The decrease in net loss is due cost cutting measures implemented during 2015 and the unrealized gain in the change in fair value of derivative liabilities.

Liquidity and Capital Resources

Our operations primarily have been funded through cash generated by debt and equity financing. Cash comprises cash on hand and demand deposits. Our cash balances were as follows (in thousands):

	December 31,
	2015	2014
Cash	368	758

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented (in thousands).

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net cash used in operating activities	$(7,693)	$(14,904)
Net cash used in investment activities	(2,226)	(1,905)
Net cash inflow from financing activities	9,529	12,050
Net decrease in cash	$(390)	$(4,759)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 totaled $7.7 million as compared to $14.9 million for the year ended December 31, 2014. Of the $7.7 million, $0.3 million to the increase of our payables and $1.1 million from the increase in accrued expense and the remaining consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $2.2 million as compared to $1.9 million for the year ended December 31, 2014. This represents capital expenditures primarily associated with the investment in product and technology development.

We have invested in product and technology development, with $2.2 million accounted for as investment in intangible assets in the year ended December 31, 2015, and $1.8 million in the year ended December 31, 2014. In addition, the Company’s investment in property and equipment, comprising of the purchase of two Cell-on-Wheels and a deployment vehicle in 2015 of $0.34 million in the year ended December 31, 2015, and $0.13 million in the year ended December 31, 2014.

Financing Activities

Our net cash provided by financing activities for the year ended December 31, 2015 was $9.5 million as compared to $12.0 million for 2014. The proceeds of $9.7 million in 2015 primarily consisted of proceeds from the issuance of common and preferred stock advances from related parties, warrant exercises, and short-term convertible notes. During 2015, there were net proceeds from the August financing totaling $4.0 million; net proceeds from the conversion of the August financing Series B, C and D warrants totaling $1.8 million, net proceeds from the Series B and C Preferred Stock totaling $2.0 million; and net proceeds from a short term convertible note totaling $1.5 million

During the year ended December 31, 2014, the proceeds of $12.0 million primarily consisted of proceeds from the issuance of common and preferred stock. During 2014, we raised $8.8 million through the third offering; $1.0 million from the $1 million purchase agreement; $1.3 million from various investors through financing under our S-3 registration statement; and $0.7 million through the sale of convertible preferred stock.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If we are unable to raise additional capital and/or close on some of our revenue producing opportunities in the near term, the carrying value our assets may be materially impacted. The financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Cost Reduction Initiatives

In 2015, we implemented cost reduction initiatives that included a decrease in our current full, part-time and contracted workforce. These initiatives resulted in a reduction in monthly operating expenses to approximately $800,000 – an improvement of over 30 percent. This saved us approximately $3,500,000 in 2015.

On April 6, 2016, we announced the implementation of further additional cost reduction initiatives that will include a decrease in our current, full, part-time and contracted workforce, transitioning other employees to non-cash compensation agreements, and other reductions in operating expenses. These initiatives are expected to result in a monthly decrease of $300,000 in our operating expenses.

Subsequent Financing Events

$500,000 Securities Purchase Agreement

On January 29, 2016, we entered into a securities purchase agreement (the ‘‘Securities Purchase Agreement’’) pursuant to which we sold 5% Senior Secured Convertible Promissory Notes (the ‘‘5% Convertible Notes’’) to accredited investors (each, a ‘‘Holder’’, and collectively, the ‘‘Holders’’) for an aggregate purchase price of $500,000 for net proceeds of $500,000. In connection with the February 2016 offering, all of our obligations under the 5% Convertible Notes have been extinguished.

February 2016 Financing

On February 29, 2016, we closed a public offering of 3,556,660 Units, at a price of $1.00 per Unit, each of which consists of one share of its Series B Convertible Preferred Stock and 0.5 of a Warrant to purchase one share of its common stock at an exercise price of $0.21 per Warrant. We received approximately $3,556,660 in gross proceeds from the offering, before deducting placement agent fees and offering expenses payable by the Company. Roth Capital Partners acted as sole placement agent for the offering. The Company used $1,456,660 of the gross proceeds and repaid the outstanding principal balance and interest on the 8% and 5% Convertible Notes.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. Our ability to continue as a going concern is dependent upon its ability to raise additional capital, obtain other means of financing, and to fulfill purchase orders. The ability to recognize revenue and ultimately cash receipts, on purchase orders is contingent upon, but not limited to, acceptable performance of the delivered equipment and services.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014 we had no off-balance sheet arrangements.

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

The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company has not yet determined the effect of the adoption of this standard will have on the Company’s financial position and results of operations.

In August 2015, the FASB issued FASB ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted commencing January 1, 2017. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The Company has not yet determined the effect of the adoption of this standard will have on the Company’s financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “ Simplifying the Measurement of Inventory ” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company has not yet determined the effect of the adoption of this standard will have on the Company’s financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. Debt issuance costs related to revolving lines of credit are not within the scope of this new guidance. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU 2015-15). It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements . This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not yet determined the effect of the adoption of this standard will have on the Company’s financial position and results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends. In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the customer, the Company will make a best estimate of probable or potential losses in accounts receivable balance using the allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made based on current available evidence and historical experience.

Intangible Assets

Capitalized software costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established and amortized on a straight-line basis over five years, beginning when the products are offered for sale or the enhancements are integrated into the products. Management is required to use its judgment in determining whether capitalized software costs meet the criteria for immediate expense or capitalization, in accordance with U.S. GAAP. The unamortized capitalized costs of a computer software product are compared to the net realizable value of that product and any excess is written off.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement in common stock or (ii) give the Company a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement). The Company classifies the following contracts as either an asset or a liability: contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement) or (iii) contain reset provisions. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Convertible Instruments

The Company evaluates and bifurcates conversion features from the instruments containing such features and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the underlying instrument, (b) the hybrid instrument that contains both the embedded derivative instrument and the underlying instrument is not re-measured at fair value under otherwise applicable U.S. GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the underlying instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  As further discussed below, we have identified material weaknesses in the effectiveness, design and operation of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

As of December 31, 2015, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.   Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We currently have inadequate accounting resources due to the need to hire accounting personnel with the requisite knowledge of U.S. GAAP.

3.	We did not perform an effective risk assessment or monitor internal controls over financial reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2015, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Information about our Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance” and is incorporated by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders in the section entitled “Executive Compensation” and “Director Compensation for Fiscal 2015” and is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheets of the Company as of December 31, 2015, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Marcum LLP, independent auditors, are filed herewith.

The audited balance sheets of the Company as of December 31, 2014, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Friedman LLP, independent auditors, are filed herewith.

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

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014(2)
3.1 (i)(b) 3.1(i)(c)	Amendment to Certificate of Incorporation filed July 10, 2015(14) Amended and Restated Certificate of Designation of Series B Convertible Stock (19)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering. (11)
4.6	Form of Warrant issued in February 11, 2015 Offering. (12)
4.7	Form of Warrant issued in February 24, 2015 Offering. (13)
4.8	Form of 8% Convertible Note(14)
4.9	Form of Series A Warrant for the August 2015 Offering(16)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering(16)
4.11	Form of Series C Warrant for the August 2015 Offering (16)
4.12	Form of Series D Warrant for the August 2015 Offering (16)
4.13	Form of 5% Convertible Note(18)
10.1	2013 Long Term Incentive Plan(7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	Loan Documents Between xG Technology and MB Technology Holdings, LLC (7)
10.4	Form of Securities Subscription Agreement (7)
10.5	Form of Bridge Loan Documents (7)
10.6	2004 Option Plan (7)
10.7	2005 Option Plan (7)
10.8	2006 Option Plan (7)
10.9	2007 Option Plan (7)
10.10	2009 Option Plan (7)
10.11	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.12	Sunrise Office Lease (7)
10.13	Treco Documents (7)
10.14	Mats Wennberg Consulting Agreement (7)
10.15	Mats Wennberg Warrant Agreement (7)
10.16	MBC Agreement (7)
10.17	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (11)
10.18	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (12)
10.19	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (13)
10.20	Form of Purchase Agreement dated as of June 11, 2015(14)
10.21	Amendment to Purchase Agreement dated as of June 11, 2015(14)
10.22	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC(18)
10.23	Form of Securities Purchase Agreement (18)
10.24	$1,500,000 Initial Payment Note from the Company to IMT(18)
10.25	$1,500,000 Deferred Payment Note from the Company to IMT(18)
10.26	2015 Employee Stock Purchase Plan
10.27	2015 Incentive Compensation Plan

Exhibit Number	Description of Exhibit
14.1	Code of Ethics(8)
23.1	Consent of Marcum LLP
23.2	Consent of Friedman LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7) (8)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013. Filed as an Exhibit on Form 10-K with the SEC on March 6, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 12, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 20, 2015
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 4, 2015.
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(20)	Filed as an Exhibit on Form S-1 with the SEC on February 12, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

xG TECHNOLOGY, INC.

Date: April 14, 2016	By:	/s/ George Schmitt George Schmitt Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

Date: April 14, 2016	By:	/s/ Roger G. Branton Roger G. Branton Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Schmitt	Chief Executive Officer and Chairman of the Board	April 14, 2016
George Schmitt	(Principal Executive Officer)

/s/ Roger G. Branton	Chief Financial Officer	April 14, 2016
Roger G. Branton	(Principal Financial and Accounting Officer)

/s/ John C. Coleman	Director	April 14, 2016
John C. Coleman

/s/ Richard L. Mooers	Director	April 14, 2016
Richard L. Mooers

/s/ Gary Cuccio	Director	April 14, 2016
Gary Cuccio

/s/ Raymond M. Sidney	Director	April 14, 2016
Raymond M. Sidney

/s/ Kenneth Hoffman	Director	April 14, 2016
Kenneth Hoffman

/s/ James T. Conway	Director	April 14, 2016
James T. Conway

xG TECHNOLOGY, INC.

December 31, 2015 and December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of xG Technology, Inc.

We have audited the accompanying balance sheet of xG Technology, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of xG Technology, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred significant net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of xG Technology, Inc.

We have audited the accompanying balance sheet of xG Technology, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of xG Technology, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ FRIEDMAN LLP
East Hanover, New Jersey
March 31, 2015

xG TECHNOLOGY, INC.

BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	December 31,
	2015	2014
ASSETS
Current assets
Cash	$368	$758
Accounts Receivable, net of allowance of $87 and $30 ($138 and $480 from related party, respectively)	641	702
Inventories, net	777	4,070
Prepaid expenses and other current assets	15	411
Total current assets	1,801	5,941
Inventories, net	2,078	—
Property and equipment, net	792	816
Intangible assets, net	11,903	16,382
Total assets	$16,574	$23,139
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,196	$868
Accrued expenses	252	511
Accrued interest ($56 due to related party)	137	42
Due to related parties	324	2,110
Deferred revenue ($13 and $480 from related party, respectively)	149	480
Convertible notes payable	781	—
Obligation under capital lease	54	123
Derivative liabilities	1,284	270
Total current liabilities	4,177	4,404
Long-term obligation under capital lease, net of current portion	106	—
Convertible notes payable	2,000	2,000
Total liabilities	6,283	6,404
Commitments and contingencies
Series A convertible preferred stock – $0.00001 par value per share: 3,000,000 and 3,000,000 shares designated at December 31, 2015 and December 31, 2014; 0 issued and outstanding as of December 31, 2015 and 750,000 issued and outstanding as of December 31, 2014 (liquidation preference of $0 at December 31, 2015)	—	378
Total convertible preferred stock	—	378
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized at December 31, 2015 and December 31, 2014; 0 and 750,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock, – $0.00001 par value, 100,000,000 shares authorized, 20,227,701 and 2,617,622 shares issued and 20,227,472 and 2,617,393 outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid in capital	198,710	186,919
Treasury stock, at cost – 229 shares as of December 31, 2015 and 2014, respectively	(22)	(22)
Accumulated deficit	(188,397)	(170,540)
Total stockholder’s equity	10,291	16,357
Total liabilities and stockholders’ equity	$16,574	$23,139

The accompanying notes are an integral part of these financial statements.

xG TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31,
	2015	2014
Revenue	$932	$628
Cost of Revenue and operating expenses
Cost of components and personnel	510	156
Inventory valuation adjustments	861	200
General and administrative expenses	6,259	7,418
Research and development	4,658	7,597
Stock based compensation	1,584	625
Impairment charge	2,092	-
Amortization and depreciation	4,829	3,871
Total cost of revenue and operating expenses	(20,793)	(19,867)
Loss from operations	(19,861)	(19,239)
Other income (expenses)
Changes in fair value of derivative liabilities	2,559
Other income	-	440
Other expense	(26)	-
Interest expense	(529)	(179)
Total other income	2,004	261
Net loss	$(17,857)	$(18,978)
Dividends and deemed dividends	(3,079)	-
Net loss attributable to common shareholders	$(20,936)	$(18,978)
Basic and diluted net loss per common share	$(2.76)	$(8.31)
Weighted average number of shares outstanding basic and diluted	7,599	2,285

The accompanying notes are an integral part of these financial statements.

xG TECHNOLOGY, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2014

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock		Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2014	1,868,235	$—	$174,000	$(22)	$(151,562)	$22,416
Net loss	—	—	—	—	(18,978)	(18,978)
Stock-based compensation	—	—	625	—	—	625
Compensation granted in stock	14,560	—	307	—	—	307
Issuance of stock as payment of 2011 and 2012 bonus	14,887	—	272	—	—	272
Issuance of stock in exchange for payment of interest on convertible debt	8,466	—	180	—	—	180
Issuance of stock – third offering	526,500	—	8,816	—	—	8,816
Issuance of stock – 15 million purchase agreement	27,500	—	439	—	—	439
Issuance of stock – 1 million purchase agreement	50,000	—	961	—	—	961
Issuance of stock – S-3 financing	104,159	—	1,302	—	—	1,302
Issuance of stock to financing agent – Series A financing	3,315	—	17	—	—	17
Balance, December 31, 2014	2,617,622	$—	$186,919	$(22)	$(170,540)	$16,357

The accompanying notes are an integral part of these financial statements.

xG TECHNOLOGY, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2015

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock		Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2015	2,617,622	$—	$186,919	$(22)	$(170,540)	$16,357
Net loss	—	—	—	—	(17,857)	(17,857)
Stock-based compensation	—	—	530	—	—	530
Compensation granted in common stock	1,833,464	—	1,834	—	—	1,834
Issuance of common stock in settlement of due to related party (MBTH)	399,114	—	1,756	—	—	1,756
Amortization of commitment fees	—	—	(294)	—	—	(294)
Issuance of common stock in connection with Series A Preferred Stock conversion See Note 13.	239,247	—	1,011	—	—	1,011
Issuance of common stock in connection with Series B Preferred Stock conversion (related parties) See Note 13.	222,791	—	1,003	—	—	1,003
Issuance of common stock in connection with Series B Preferred Stock conversion	182,708	—	474	—	—	474
Issuance of common stock in connection with Series C Preferred Stock conversion	946,518	—	3,189	—	—	3,189
Issuance of common stock in connection with settlement of amounts due to related parties	5,310	—	24	—	—	24
Issuance of common stock in connection with Series B Financing See Note 13.	2,462	—	10	—	—	10
Issuance of common stock in connection with Series C Financing See Note 13.	11,864	—	53	—	—	53
Issuance of common stock in connection with repayment of accrued interest	200,435	—	180	—	—	180
Issuance of common stock in connection with underwritten offering, net of offering costs	2,550,000	—	1,302	—	—	1,302
Issuance of common stock in connection with reclassification of derivative liability and warrant exercise	9,365,000	—	3,147	—	—	3,147
Issuance of common stock in connection with conversion of convertible notes payable	758,308	—	150	—	—	150
Issuance of common stock in connection with conversion of advances from related parties	892,858	—	500	—	—	500
Dividends and deemed dividends	—	—	(3,079)		—	(3,079)
Balance, December 31, 2015	20,227,701	$—	$198,710	$(22)	$(188,397)	$10,291

The accompanying notes are an integral part of these financial statements.

xG TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2015	2014
Cash flows used in operating activities
Net loss	$(17,857)	$(18,978)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	530	625
Payment made in stock (payroll and consultants)	1,834	307
Allowance for doubtful accounts	78	14
Bad debt write-off	—	257
Reserve for slow moving inventory	861	200
Depreciation and amortization	4,830	3,871
Impairment charge	2,092	—
Expenses associated with offering of warrant liabilities	640	—
Change in fair value of derivative liabilities	(2,559)	—
Other income	—	(440)
Amortization of offering costs	326	—
Non-monetary exchange	—	(65)
Reversal of accrued bonus expense	—	(25)
Inventory write-off	—	159

Changes in assets and liabilities
Accounts receivable	(336)	(185)
Inventory	354	(1,676)
Prepaid expenses and other current assets	102	(3)
Accounts payable	328	(973)
Accrued expenses and interest	1,096	359
Deferred revenue – related party	(12)	—
Due to related parties	—	1,649
Net cash used in operating activities	(7,693)	(14,904)

Cash flows used in investing activities
Capital expenditures for property and equipment	(34)	(134)
Capitalization of intangible assets	(2,192)	(1,771)
Net cash used in investing activities	(2,226)	(1,905)

Cash flows provided by financing activities
Repayment of capital lease obligations	(156)	(123)
Proceeds from issuance of convertible preferred stock, common stock and warrants	1,977	664
Proceeds received from related party advances	2,330	285
Repayments of advances to related parties	(1,015)
Proceeds from issuance of convertible notes payable	1,470	—
Principle repayments of convertible notes payable	(702)	—
Costs incurred in connection with convertible notes payable	(163)	—
Proceeds from issuance of common stock and warrants	4,976	11,224
Costs associated with under written offering	(946)	—
Net proceeds from the exercise of warrants	1,758	—
Net cash provided by financing activities	9,529	12,050
Net decrease in cash	(390)	(4,759)
Cash, beginning of year	758	5,517
Cash, end of year	$368	$758

The accompanying notes are an integral part of these financial statements.

xG TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS – (continued)

(IN THOUSANDS)

	Year Ended December 31,
	2015	2014
Cash paid for interest	$240	$—
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of investing and financing activities
Stock issued as payment of fees under the $15M purchase agreement	$—	$294
Acquisition of equipment under capital lease obligation	193	—
Issuance of Common stock in connection with conversion of amounts due to related party	1,756
Common stock issued in connection with conversion of preferred stock	5,677	—
Conversion of amounts of due to related parties into Series B Preferred, common stock and warrants	845	—
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	1,390	—
Issuance of common stock in connection with the conversion of promissory note (related party)	500	—
Issuance of common stock in connection with the conversion of convertible notes payable	150	—
Amortization of commitment fees	294	—
Issuance of common stock in connection with the payment of a bonus	—	272
Issuance of common stock in connection with the repayment of accrued interest	180	180
Derivative liability in connection with conversion option and warrants	270	270
Reclassification of inventory to fixed asset	—	163
Stock issued as payment of fees on convertible preferred stock	—	17
Deemed dividend	$3,079	$-

The accompanying notes are an integral part of these financial statements.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

1 — NATURE OF OPERATIONS

Description of Business

xG Technology, Inc. (the “Company”) is a Delaware corporation that has developed a broad portfolio of innovative intellectual property that it believes will enhance wireless communications. The Company’s intellectual property is embedded in proprietary software algorithms designed to offer cognitive interference mitigation and spectrum access solutions to organizations in a wide variety of industries, including national defense and rural broadband, which represent the primary vertical markets that the Company is initially targeting.

On January 29, 2016, the Company completed the acquisition of certain assets and liabilities of Integrated Microwave Technologies, LLC, a Delaware limited liability company (‘‘IMT’’), pursuant to an asset purchase agreement by and between the Company and IMT (the ‘‘Asset Purchase Agreement’’). Pursuant to the terms of the Asset Purchase Agreement, the Company acquired substantially all of the assets and liabilities of IMT in connection with, necessary for or material to IMT’s business of designing, manufacturing and supplying of Coded Orthogonal Frequency Division Multiplexing (COFDM) microwave transmitters and receivers serving the broadcast, sports and entertainment, military, aerospace and government markets (the ‘‘Transaction’’). The purchase price for the Transaction was $3,000,000, which was paid through: (i) the issuance of a promissory note in the principal amount of $1,500,000 that was originally due on March 31, 2016 (the ‘‘Initial Payment Note’’); and (ii) the issuance of a promissory note in the principal amount of $1,500,000 due July 29, 2017 (the ‘‘Deferred Payment Note’’). The acquisition of IMT will be treated as a business combination in accordance with Accounting Standards Codification 805. See Note 17.

IMT comprises the microwave brands Nucomm and RF Central offering customers worldwide complete video solutions. Nucomm is a premium brand of digital broadcast microwave video systems. RF Central is an innovative brand of compact microwave video equipment for licensed and license-free sports and entertainment applications. IMT is a trusted provider of mission-critical wireless video solutions to state, local and federal police departments.

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

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

1 — NATURE OF OPERATIONS - (continued)

Delisting Notice

On September 28, 2015, the Company received a written notification from the Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) relating to the minimum bid requirements as the Company’s closing bid price was below $1.00 per share for the previous thirty (30) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day compliance period, or until March 28, 2016, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during the 180 calendar day grace period. On March 29, 2016, the Company received written notice from Nasdaq, that it had granted the Company an additional 180 calendar days, or until September 26, 2016, to regain compliance with the minimum bid price requirement of $1.00 per share for continued listing on Nasdaq, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii).

2 — GOING CONCERN

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which contemplate continuation of the Company as a going concern. At December 31, 2015, the Company has an accumulated deficit of $188.4 million and a net loss of approximately $17.9 million for the year then ended. As of December 31, 2015, the Company has been funding its business principally through debt and equity financings and advances from related parties. The Company will use the proceeds from the February 2016 financing to support the Company’s operations (See Note 17 Subsequent Events). The Company continues to experience significantly long sales cycles in certain areas, most notably, in the first responder, public safety, military and rural telco markets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If the Company is unable to raise additional capital and/or close on some of its revenue producing opportunities in the near term, the carrying value its assets may be materially impacted. The financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents on hand as of December 31, 2015 and 2014.

Concentrations of Credit Risk for Cash and Accounts Receivable

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company’s credit risk is primarily attributable to its cash and account receivables. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts during the years ended December 31, 2015 and 2014. For customers, management assesses the credit quality of the customer, taking into account its financial position, past experience and other factors.

Inventory

Inventories, consisting principally of raw materials and finished goods, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. The Company evaluates inventory balances and either writes-down its inventory to its net realizable value based on a lower of cost or market analysis or a obsolecense or records a reserve for slow moving or excess inventory.

Intangible Assets

Software costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Costs incurred in connection with the enhancement of software that has reached technological feasibility are capitalized and amortized on a straight-line basis over five years, beginning when the products are offered for sale or the enhancements are integrated into the products. Management is required to use its judgment in determining whether software costs meet the criteria for immediate expense or capitalization, in accordance with U.S. GAAP. The unamortized capitalized costs of a computer software product are compared to the net realizable value of that product and any excess is written off.

The Company’s proprietary software solutions operate in a fast changing industry that may generate unknown methods of detecting and monitoring disturbances that could render its technology inferior, resulting in the Company’s results of operations being materially adversely affected. The Company does, however, closely monitor trends and changes in technologies and customer demand that could adversely impact its competitiveness and overall success. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to competitive pressures. As a result, the Company recorded an impairment charge of $2.1 million and $0 during the years ended December 31, 2015 and 2014, respectively.

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

Property and Equipment

Property and equipment are presented at cost at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful asset lives, which range from 3 to 7 years.

Impairment of Long-Lived Assets

Long lived assets including certain intangible assets with finite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment of intangible assets amounted to $2.1 million and $0 for the years ended December 31, 2015 and 2014, respectively. Impairment of property and equipment amounted to $0 and $0 for the years ended December 31, 2015 and 2014, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends. In the event that management determines that a receivable becomes uncollectible, or events or circumstances change, which result in a temporary cessation of payments from the customer, the Company will make a best estimate of probable or potential losses in accounts receivable balance using the allowance method for each quarterly period. Management will periodically review the receivables at the end of each quarterly reporting period and the appropriate accrual will be made based on current available evidence and historical experience. Allowance for doubtful accounts were $87,000 and $30,000 for the years ended December 31, 2015 and 2014, respectively.

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

Research and Development Expenses

Development expenses consist primarily of salaries and related costs for technical and programming personnel associated with the Company’s software and the products for which such software is embedded. These costs are expensed as incurred.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement in common stock or (ii) give the Company a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement). The Company classifies the following contracts as either an asset or a liability: contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement) or (iii) contain reset provisions. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Convertible Instruments

The Company evaluates and bifurcates conversion features from the instruments containing such features and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the underlying instrument, (b) the hybrid instrument that contains both the embedded derivative instrument and the underlying instrument is not re-measured at fair value under otherwise applicable U.S. GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

The Company files a U.S. federal and state income tax return. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by U.S. GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as a component of income tax expense in the statements of operations. There were no liabilities recorded for uncertain tax positions at December 31, 2015 and 2014.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with U.S. GAAP, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options.

The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, and expected term. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Equity instruments issued to non-employees are recorded on the basis of the fair value of the instruments, as required by Accounting Standards Codification (“ASC”) 718.  ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”), defines the measurement date and recognition period for such instruments.  In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete and (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505. The unvested portions of non-employee awards are revalued each reporting period.

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

Loss Per Share

Basic loss per common share amounts are based on weighted average number of common shares outstanding. Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants, convertible preferred stock, and convertible debt. All such potentially dilutive instruments were anti-dilutive as of December 31, 2015 and 2014. At December 31, 2015 and 2014 approximately 11.9 million and 0.7 million shares underlying the convertible notes payable, convertible preferred stock, options and warrants were anti-dilutive.

Warranty Reserve

Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve for the fiscal year ending December 31, 2015 and 2014 was $9,000 and $9,000, respectively. There were immaterial warranty accruals during the year ended December 31, 2015 and immaterial claims made. Warranty reserve is included in accrued expenses on the accompanying balance sheet.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $48,000 and $347,000, for the years ended December 31, 2015 and 2014, respectively. Advertising costs are included in general and administrative expenses in the accompanying statement of operations.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Fair Value of Financial Instruments

U.S. GAAP requires disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including accounts receivable, accounts payable, and accrued expenses, the fair value was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

U.S. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:

Capitalized software development costs	$—	$—	$7,147,000	$7,147,000
Total	$—	$—	$7,147,000	$7,147,000

Liabilities:
	$—	$—	$—	$—
Derivative liability	—	—	1,284,000	1,284,000
Total	$—	$—	$1,284,000	$1,284,000

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:	$—	$—	$—	$—
Liabilities:
Preferred stock -conversion feature	$—	$—	$150,000	$150,000
Preferred stock -warrants	$—	$—	$120,000	$120,000

Recently Issued Accounting Principles

The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has not yet determined the effect of the adoption of this standard will have on the Company’s financial position and results of operations.

In August 2015, the FASB issued FASB ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The Company has not yet determined the effect of the adoption of this standard will have on the Company’s financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “ Simplifying the Measurement of Inventory ” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company has not yet determined the effect of the adoption of this standard will have on the Company’s financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. Debt issuance costs related to revolving lines of credit are not within the scope of this new guidance. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU 2015-15). It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements . This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s financial position and results of operations.

4 — INVENTORIES

Inventories included in the accompanying balance sheet are stated at the lower of cost or market as summarized below:

	December 31, 2015	December 31, 2014
Raw materials	$2,113,000	$2,084,000
Finished goods	1,803,000	2,186,000
Sub-total inventories	3,916,000	4,270,000
Less reserve for slow moving and excess inventory	(1,061,000)	(200,000)
Total inventories, net	$2,855,000	$4,070,000

Based upon the Company’s analysis of slow moving goods the Company has recorded a reserve for inventory of $1,061,000 and $200,000 as of December 31, 2015 and 2014, respectively. The Company wrote-off $0 and $159,000 of inventory for the years ending December 31, 2015 and 2014, respectively.

5 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2015	December 31, 2014
Accounts receivable	$572,000	$252,000
Accounts receivable – related party (see note 16)	156,000	480,000
	728,000	732,000
Allowance for doubtful accounts	(87,000)	(30,000)
Net accounts receivable	$641,000	$702,000

During the years ended December 31, 2015 and 2014, the Company incurred bad debt expense of $78,000 and $208,000, respectively. During the year ended December 31, 2015, the Company reversed accounts receivable of $336,000 with a corresponding reversal to deferred revenue. See Note 16.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

6 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life (years)	December 31,
		2015	2014
Cost:
Furniture and equipment	3 – 7 years	$3,157,000	$2,930,000
Accumulated depreciation		(2,365,000)	(2,114,000)
Property and equipment, net		$792,000	$816,000

Depreciation of property and equipment amounted to $251,000 and $287,000 for the years ended December 31, 2015 and 2014, respectively. The Company reclassified inventory totaling $163,000 into equipment in 2014.

7 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses
	Cost	A.A.	Cost	A.A.	Total
Balance as of December 31, 2013	$14,788,000	$(2,574,000)	$12,275,000	$(6,293,000)	$18,196,000
Additions	1,667,000	—	103,000	—	1,770,000
Amortization	—	(2,920,000)	—	(664,000)	(3,584,000)
Balance as of December 31, 2014	$16,455,000	$(5,494,000)	$12,378,000	$(6,957,000)	$16,382,000
Additions	2,192,000	—	—	—	2,192,000
Impairments	—	(2,092,000)	—	—	(2,092,000)
Amortization	—	(3,914,000)	—	(665,000)	(4,579,000)
Balance as of December 31, 2015	$18,647,000	$(11,500,000)	$12,378,000	$(7,622,000)	$11,903,000

Amortization of intangible assets amounted to $4,579,000 and $3,584,000 for 2015 and 2014, respectively.

Software Development Costs:

At December 31, 2015 the Company has capitalized a total of $18.6 million of software development costs. The Company recognized amortization of software development costs available for sale of $3.9 million and $2.9 million in 2015 and 2014, respectively. Based on the Company’s analysis of the net realizable value of the software development costs, an impairment charge of $2.1 million was taken during the year ended December 31, 2015 as the Company’s sales cycles continue to take longer to complete than anticipated. No impairment charge was taken during the year ended December 31, 2014.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

7 — INTANGIBLE ASSETS  – (continued)

Patents & Licenses:

At December 31, 2015 the Company has capitalized a total of $12.4 million of patents & licenses. Included in the capitalized costs is $12.3 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.7 million of amortization expense related to patents and licenses in each of the years ended December 31, 2015 and 2014.

Estimated amortization expense for total intangible assets for the succeeding five years is as follows:

2016	$3,989,000
2017	3,568,000
2018	1,680,000
2019	664,000
2020	664,000
Thereafter	1,338,000
$11,903,000

The Company's intangible assets will be amortized over a weighted average remaining life of approximately 4.6 years.

8 — OBLIGATIONS UNDER CAPITAL LEASE

The future minimum payments for capital leases as of December 31, 2015 are as follows:

2016	$66,000
2017	66,000
2018	24,000
2019	16,000
2020	14,000
Total minimum lease payments	186,000
Less amount representing interest	(26,000)
Present value of the net minimum lease payments	160,000
Less obligations under capital lease maturing within one year	54,000
Long-term portion of obligations under capital lease	$106,000

The interest rate for the capital leases range between 7.6% and 7.9% and the leases mature between February 2018 and October 2020.

As of December 31, 2015 and 2014, the Company held equipment under capital leases was in the gross amount of $195,000 and $370,000 net of accumulated amortization of $19,000 and $55,000, respectively. Amortization expense for the capital leases for the year ended December 31, 2015 and 2014 are included in the depreciation expense. During the year ended December 31, 2015, the Company repaid the remaining capital lease obligations associated with the equipment held under capital lease obligations in the prior year. As a result, equipment with the gross balance of $195,000 is the only equipment for which obligations under capital lease arrangements remains at December 31, 2015.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

9 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $350.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of December 31, 2015, $2 million of principal balance was outstanding under the $2 million Convertible Note. During the years ended December 31, 2015 and 2014, the Company incurred interest expense of $180,000 per year. The accrued interest was $42,329 at December 31, 2015 and 2014, respectively. On May 7, 2014, the Company issued 3,410 shares in repayment of $90,000 of interest. On November 5, 2014, the Company issued 5,057 shares in repayment of $90,000 of interest. On April 16, 2015, the Company issued 30,623 shares in repayment of $90,000 of interest. On October 14, 2015, the Company issued 169,812 shares in repayment of $90,000 of interest.

Short-Term 8% Convertible Notes

Overview.   On June 11, 2015, the Company entered into a securities purchase agreement (the “June 2015 Purchase Agreement”) with a group of accredited investors pursuant to which the Company sold an aggregate of $1,166,666 in principal amount of 8% Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $1,050,000 (the “First Tranche”). On July 14, 2015, the Company and the investors entered into an amendment to the June 2015 Purchase Agreement (the “Amendment”) pursuant to which the Company sold an additional $466,667 in principal amount of 8% Convertible Notes for a purchase price of $420,000 (the “Second Tranche”) for total net proceeds to the Company of $400,000 under the same terms as the First Tranche. The Company received aggregate net proceeds of $1,470,000 in connection with the sale of the First and Second Tranche. The Company paid a 5% fee totaling $163,500 in connection with both tranches. The aggregate original issue discount of approximately $163,333 was also recorded by the Company on the issuance dates in convertible notes payable on the balance sheets. The Company amortized the total offering costs and the total original issue discount during the year ended December 31, 2015, which is included in interest expense on the accompanying statement of operations.

Maturity and Interest.   The First Tranche of 8% Convertible Notes matured on December 11, 2015, and the Second Tranche of 8% Convertible Notes matured on January 14, 2016 (each, a “Maturity Date”), less any amounts converted or redeemed prior to the respective Maturity Dates. If the 8% Convertible Notes are not repaid by the Company by the respective Maturity Dates, the Maturity Date shall be automatically extended for an additional three-month period until March 11, 2016 and April 14, 2016 for the First Tranche and Second Tranche, respectively (such period, the “Extension Period”), which extension shall not be considered an event of default. The 8% Convertible Notes currently bear interest at a rate of 8% per annum, and are subject to an increase to the lesser of 24% per annum or the maximum rate permitted under applicable law upon the occurrence of certain events of default. The Company incurred a total of $48,000 in interest associated with these notes during the year ended December 31, 2015. The accrued interest as of December 31, 2015 is $39,000. See Note 17.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

9 — CONVERTIBLE NOTES PAYABLE (continued)

Conversion.   The 8% Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $5.00 per share, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. However, during the Extension Period, the conversion price shall be the lesser of (i) $5.00, subject to adjustment for stock dividends, stock splits, combinations or similar events, and (ii) 85% of the lowest closing price of the common stock in the twenty (20) trading days prior to the date of conversion. During the year ended December 31, 2015, the notes holders converted a total of $150,000 principal into 758,263 shares of common stock.

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

On August 19, 2015, the Company made repayments of principal and interest of $702,000 and $9,700, respectively. In connection with the prepayments, the Company was required to make an additional payment of $234,000 as a result of the prepayment penalties disclosed above. This amount was included in Interest Expense on the Statement of Operations for the year ended December 31, 2015.

Right to Participate in Future Financings.   For so long as the 8% Convertible Notes are outstanding, the holder has a right to participate in any issuance of the Company’s common stock, common stock equivalents or a combination of units thereof in an underwritten public offering (a “Subsequent Financing”), in an aggregate amount of the Subsequent Financing equal to at least $500,000, on the same terms, conditions and price provided for in the Subsequent Financing. See Note 17.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

10 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	December 31,
	2015	2014
Current tax provision (benefit)
Federal	$—	$—
State	—	—
	—	—
Deferred tax provision (benefit)
Federal	(6,923,000)	(5,530,980)
State	(741,000)	(547,020)
Change in valuation allowance	7,664,000	6,078,000
Income tax provision (benefit)	$—	$—

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	December 31,
	2015	2014
Statutory Federal income tax rate	34.0%	35%
State and local taxes net of Federal benefit	4.15	5.50
Permanent differences	4.77	(1.90)
Valuation allowance	(42.92)	(38.60)
Effective tax rate	—%	—%

There were no uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the years ended December 31, 2015 or 2014.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2015	2014
Deferred Tax Assets
Federal R&D credit	$2,285,000	$2,285,000
Inventory	399,000	75,000
Allowance for bad debt	33,000	11,000
Compensation Related	68,000	113,000
Other Accruals	9,000	184,000
State NOL	5,094,000	4,540,000
Federal NOL	47,831,000	42,658,000
Property & Equipment	157,000	187,000
Stock Options	7,371,000	7,172,000
Valuation Allowance	(59,023,000)	(51,359,000)
Total Deferred Tax Assets	4,224,000	5,866,000

Deferred Tax Liabilities
Intangibles	(4,224,000)	(5,866,000)
Total Deferred Tax Liabilities	(4,224,000)	(5,866,000)

Net Deferred Tax Asset/(Liability)	$-	$-

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

10 — INCOME TAXES  – (continued)

Net operating losses (“NOL”) of approximately $140.7 million will expire beginning in 2027 for both federal and state purposes. The Company also has research and development credits of approximately $2.3 million which will begin to expire in 2027.

Realization of the NOL carry forwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company plans to perform a Section 382 analysis in the future.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — DERIVATIVE LIABILITIES

Series A, B and C Preferred Stock Conversion Options

The conversion features embedded in the Company’s Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock were bifurcated as they were not considered to be clearly and closely related to the host agreement and were accounted for as a derivative liabilities.

During the year ended December 31, 2015, all issued and outstanding shares of the Company’s Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock were converted into shares of the Company’s common stock. As a result, on the date of conversion the Company re-measured the fair value of each of the conversion features, recorded the change in fair value of the conversion feature in other expense on the statements of operations, and reclassified the re-measured amount to stockholders’ equity.

Warrants to Purchase Common Stock

The warrants issued in connection with the Series A Financing, Series B Financing, and Series C Financing issued to investors on December 30, 2014, February 11, 2015 and February 24, 2015, respectively, have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

On July 20, 2015, and effective June 11, 2015, the Company amended the warrants issued to investors on December 30, 2014, February 11, 2015 and February 24, 2015 in connection with issuances of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, to lower the exercise price from $20.00 per share to $11.50 per share, except for the warrants issued to certain family members of George Schmitt, which retained an exercise price of $20.00 per share.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative liabilities (conversion option and warrant derivatives) associated with the Series A Financing, Series B Financing, and Series C Financing for the year ended December 31, 2015:

	Series A Financing	Series B Financing	Series B (Related Party)	Series C Financing	Total
Balance at January 1, 2015	$270,000	$—	$—	$—	$270,000
Recognition of conversion feature liability	—	81,000	220,000	468,000	769,000
Recognition of warrant derivative liability	—	45,000	118,000	252,000	415,000
Reclassification to stockholders’ equity upon conversion	(150,000)	(54,000)	(220,000)	(245,000)	(669,000)
Change in fair value of derivative liabilities	(114,000)	(71,000)	(117,000)	(470,000)	(772,000)
Balance at December 31, 2015	$6,000	$1,000	$1,000	$5,000	$13,000

The following are the key assumptions used in connection with the valuation of the conversion options associated with the Series A Financing, Series B Financing, and Series C Financing on the date of issuance, at December 31, 2014 and December 31, 2015:

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

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — DERIVATIVE LIABILITIES (continued)

The following are the key assumptions used in connection with the valuation of the warrants associated with the Series A Financing, Series B Financing, and Series C Financing at December 31, 2014, their respective issuance dates, and December 31, 2015:

	Series A Financing	Series B Financing	Series B (Related Party)	Series C Financing
Date of warrant	12/31/2014	2/11/2015	2/24/2015	2/24/2015
Number of shares underlying the warrants	37,500	17,500	42,250	90,000
Fair market value of stock	$5.10	$4.22	$4.50	$4.50
Exercise price	$20.00	$20.00	$20.00	$20.00
Volatility	112.9%	120.6%	115.8%	115.8%
Risk-free interest rate	0.96%	0.90%	0.90%	0.90%
Expected dividend yield	—	—	—	—
Warrant life (years)	5	5	5	5

	Series A Financing	Series B Financing	Series B (Related Party)	Series C Financing
Number of shares underlying the warrants on December 31, 2015	37,500	17,500	42,250	90,000
Fair market value of stock	$0.23	$0.23	$0.23	$0.23
Exercise price	$11.50	$11.50	$20.00	$11.50
Volatility	118.4%	116.8%	116.3%	116.3%
Risk-free interest rate	1.2%	1.2%	1.2%	1.2%
Expected dividend yield	—	—	—	—
Warrant life (years)	4.00	4.10	4.15	4.15

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

Settlement with Holders of Series B Warrants

On November 2, 2015, the Company entered into a Settlement Agreement and Mutual Release (the ‘‘Agreement’’) with certain holders (the ‘‘Holders’’) of our Series B Warrants to purchase common stock (the ‘‘Original Warrants’’) issued in connection with the August 2015 underwritten public offering. Upon the consummation of the Agreement, in full and complete satisfaction of all claims that the Holders made or could have made against us arising in connection with the Original Warrants, the Company delivered to the Holders new warrants initially exercisable to purchase, in the aggregate, 2,450,000 shares of our common stock, par value $0.00001, at an exercise price of $0.75 per share with an expiration date of November 2, 2018.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — DERIVATIVE LIABILITIES (continued)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative warrant associated with the August 2015 underwritten offering for the year ended December 31, 2015:

	Series A	Series B and Settlement	Series C	Series D	Total
Balance at January 1, 2015	$—	$—	$—	$—	$—
Recognition of warrant liability on issuance date	2,053,000	4,275,000	178,000	347,000	6,853,000
Reclassification of derivative liability to stockholders’ equity upon exercise	—	(2,617,000)	(714,000)	(464,000)	(3,795,000)
Change in fair value of derivative liabilities	(1,124,000)	(1,316,000)	536,000	117,000	(1,787,000)
Balance at December 31, 2015	$929,000	$342,000	$—	$—	$1,271,000

The following are the key assumptions used in connection with the valuation of the warrants associated with the August 2015 offering into common stock on the date of issuance, various exercise dates, and December 31, 2015:

	Series A	Series B	Series C	Series D
Date of warrant	8/19/2015	8/19/2015	8/19/2015	8/19/2015
Number of shares underlying the warrants	2,500,000	2,450,000	2,550,000	4,950,000
Fair market value of stock	$0.65	$0.65	$0.65	$0.65
Exercise price	$1.00	$0.01	$1.00	$0.99
Volatility	121.4%	121.4%	125.4%	125.4%
Risk-free interest rate	1.03%	1.03%	0.30%	0.30%
Expected dividend yield	—	—	—	—
Warrant life (years)	5	5	0.25	0.25

	Series A	Series B Settlement
Date of warrant	11/10 to 11/19/2015	11/2/2015
Number of shares underlying the warrants	3,457,501	2,450,000
Fair market value of stock	$0.25 to 0.53	$0.60
Exercise price	$1.00	$0.75
Volatility	123 to 127%	128%
Risk-free interest rate	0.93%	0.26%
Expected dividend yield	—	—
Warrant life (years)	5	3

	Series A	Series B Settlement	Series C	Series D
Number of shares underlying the warrants on December 31, 2015	5,957,501	2,450,000	—	—
Fair market value of stock	$0.23	$0.23	$—	$—
Exercise price	$1.00	$0.75	$—	$—
Volatility	129%	140%	—%	—%
Risk-free interest rate	1.2%	0.48%	—%	—%
Expected dividend yield	—	—	—	—
Warrant life (years)	4.63 to 4.88	2.83	—	—

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

11 — DERIVATIVE LIABILITIES (continued)

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

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s statements of operations in each subsequent period.

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended
	December 31,
	2015	2014
Beginning balance	$270,000	$-
Recognition of conversion feature liability	769,000	150,000
Recognition of warrant liability on issuance date	7,268,000	120,000
Reclassification to stockholders’ equity upon exercise	(4,464,000)	-
Change in fair value of derivative liabilities	(2,559,000)	-
Ending balance	$1,284,000	$270,000

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

12 — Preferred Stock

In March 2013, by approval of the majority of the shareholders, the Company was authorized to issue 10,000,000 shares of “Blank Check” preferred stock, par value $0.00001 per share. On December 30, 2014, 3,000,000 shares were designated as authorized Series A Convertible Preferred Stock. On February 11, 2015, 3,000,000 shares were designated as authorized Series B Convertible Preferred Stock. On February 24, 2015, 3,000,000 shares were designated as authorized Series C Convertible Preferred Stock.

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

The warrants were exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $20.00 per share but was subsequently reduced to $11.50 on June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In addition, the warrants also contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash. The change in fair value of the warrant liabilities was measured on the date of modification and was not material to the Company’s results of operations.

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

Conversions Series A Preferred Stock

During the year ended December 31, 2015, 750,000 of the Series A Preferred Stock and 52,500 shares of Series A Preferred Stock issued as dividends have been converted into 239,247 shares of common stock. As a result of the conversion, the preferred stock value, net of discounts of $378,000, and the $150,000 derivative liability arising from the conversion feature were reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $1,011,000 and as result, the Company recorded $483,000 of dividends and deemed dividend.

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

Conversion Rights of Series B Preferred Stock . A holder of Series B Preferred Stock shall have the right to convert the Series B Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to the lower of (i) $20.00 or (ii) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice (as adjusted for stock splits, share combinations and similar transactions).

Conversions of Series B Preferred Stock

During the first and second quarters of 2015, 350,000 of the Series B Preferred Stock and 24,500 shares of Series B Preferred Stock issued as dividends were converted into 182,708 shares of common stock. As a result of the conversion, the preferred stock value, net of discounts of $125,000, and the $54,000 derivative liability arising from the conversion feature were reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $474,000 and as result, the Company recorded $295,000 of dividends and deemed dividend.

Related Party Extinguishment

On December 30, 2014, the Company received a $245,000 loan from George Schmitt, the Company’s Chairman of the Board and Chief Executive Officer. This amount was recorded as a due to related parties on the balance sheet. On January 8, 2015, the Company repaid $100,000 of the $245,000 due to related party balance owed to Mr. Schmitt. On January 29, 2015 and February 13, 2015, the Company received an aggregate $700,000 from certain family members of Mr. Schmitt. This amount was recorded in due to related parties on the balance sheet. On February 23, 2015, Mr. Schmitt transferred the remaining balance of his $145,000 loan to certain family members bringing the total the Company owed to Mr. Schmitt’s family members to $845,000. See Note 17 for additional details.

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

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

12 — Preferred Stock  – (continued)

Conversion Rights of Series C Preferred Stock . Upon the occurrence of certain triggering events (including the Series C Preferred Stock or common stock underlying the Series C Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against the Company shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by the Company), the holder of Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Series C Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by the lower of (x) $20.00 or (y) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series C Preferred Stock.

Conversions of Series C Preferred Stock

During the first and second quarters of 2015, 1,800,000 shares of the Series C Preferred Stock and 126,000 shares of the Series C Preferred Stock issued as dividends were converted into 946,518 shares of common stock. As a result of the conversion, the preferred stock value, net of discounts of $943,000, and the $245,000 derivative liability arising from the conversion feature were reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $3,189,000 and as result, the Company recorded $2,001,000 of dividends and deemed dividend.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — STOCKHOLDERS’ EQUITY

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

$15,000,000 Purchase Agreement

On September 19, 2014, the Company entered into a Purchase Agreement (the “$15M Purchase Agreement”) and a registration rights agreement with Lincoln Park. In consideration for entering into the transaction, the Company issued 17,500 shares of our common stock to Lincoln Park as a commitment fee upon execution of the $15M Purchase Agreement. The Company recorded $346,000 as a prepaid expense based upon a stock price of $19.80 on the date of issuance. Lincoln Park also agreed to purchase up to $15,000,000 of our shares of common stock over the 24-month term of the $15M Purchase Agreement.

The $15M Purchase Agreement provides that, from time to time over the term of the $15M Purchase Agreement, on any business day, as often as every other business day, and at our sole discretion, the Company may require Lincoln Park to purchase up to 10,000 shares of our common stock (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 15,000 shares of our common stock provided that the closing sale price of our common stock is not below $20.00 on the purchase date, (ii) a Regular Purchase may be increased to up to 20,000 shares of our common stock provided that the closing sale price of our common stock is not below $25.00 on the purchase date and (iii) a Regular Purchase may be increased to up to 25,000 shares of our common stock provided that the closing sale price of our common stock is not below $30.00 on the purchase date; and provided, further, that the aggregate price of any Regular Purchase shall not exceed $1,000,000. The Company may not sell any shares of our common stock as a Regular Purchase on a date in which the closing sale price of our common stock is below $15.00. The purchase price for Regular Purchases shall be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date and (ii) the average of the three (3) lowest closing sale prices of our common stock during the ten (10) business days prior to the purchase date, as reported on the NASDAQ Capital Market.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — STOCKHOLDERS’ EQUITY – (continued)

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

Between October 20, 2014 and May 18, 2015, the Company had drawn down $145,000 and issued 10,000 shares of common stock under the $15M Purchase Agreement. The prepaid expense for this financing was $0 as of December 31, 2015, representing a decrease of $346,000 from the initial recording of $346,000. The Company is amortizing the prepaid balance to additional paid in capital on a straight line basis over the term of the agreement.

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

Equity Distribution Agreement with Roth Capital Partners, LLC

On November 18, 2014, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company may sell from time to time up to $10,000,000 of shares of common stock (the “Shares”), through Roth (the “Offering”). The Equity Distribution Agreement was amended on December 29, 2014 to change the amount of the Offering to up to $1,000,000. Effective February 23, 2015, the Company terminated the Equity Distribution Agreement with Roth.

Issuance of common stock to 31 Group

On December 30, 2014, the Company issued 3,315 shares of its common stock in consideration of 31 Group’s execution and delivery of the Purchase Agreement (See Note 12 – Series A Convertible Preferred Stock).

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — STOCKHOLDERS’ EQUITY – (continued)

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

Each Series A Warrant was immediately exercisable at an initial exercise price of $1.00 per share. The Series A Warrants will expire on the fifth anniversary of the initial date of issuance.

Each Pre-funded Series B Warrant was immediately exercisable at an initial exercise price of $0.01 per share. The Pre-funded Series B Warrants will expire on the fifth anniversary of the initial date of issuance. Pre-funded Series B Warrants that expire unexercised will have no further value and the holder of such warrant will lose the pre-funded amount.

Each Series C Warrant was exercisable for one additional Class A Unit, each of which consists of one share of our common stock and 0.5 of a Series A Warrant to purchase one share of our common stock. The Series C Warrants are exercisable immediately at an initial exercise price of $1.00 per Class A Unit, subject to adjustment. Beginning at the close of trading on the 60th trading day following the date of issuance, and effective beginning on the third (3rd) trading day immediately preceding such 60th trading day, the Series C Warrants will be exercisable at a per Class A Unit exercise price equal to the lowest of (i) the then-effective exercise price per Class A Unit, (ii) 80% of the closing price of our common stock on such 60th trading day and (iii) 80% of the average of the volume weighted average price of our common stock (‘‘VWAP’’) for the three (3) trading days ending and including the 60th trading day following the date of issuance. The Series C Warrants expired at the close of business at 5:00 p.m. (New York time) on November 19, 2015, the 65th trading day following the date of issuance.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — STOCKHOLDERS’ EQUITY – (continued)

Each Series D Warrant was exercisable for one additional Class B Unit, each of which consists of one Pre-funded Series B Warrant to purchase one share of our common stock and 0.5 of a Series AWarrant to purchase one share of our common stock. The Series D Warrants are exercisable immediately at an initial exercise price of $0.99 per Class B Unit, subject to adjustment. Beginning at the close of trading on the 60th trading day following the date of issuance, and effective beginning on the third (3rd) trading day immediately preceding such 60th trading day, the Series D Warrants will be exercisable at a per Class B Unit exercise price equal to the lowest of (i) the then-effective exercise price per Class B Unit, (ii) 80% of the closing price of our common stock on such 60th trading day and (iii) 80% of the average of the VWAP for the three (3) trading days ending and including the 60th trading day following the date of issuance. The Series D Warrants will expired at the close of business at 5:00 p.m.(New York time) on November 19, 2015, the 65th trading day following the date of issuance.

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

At various dates from the date of the offering through December 31, 2015, all 2,450,000 of the Series B Warrants were exercised into 2,450,000 shares of the Company’s common stock. The Company received $17,000 in cash as a result of the exercise and reclassified $1,197,000 of derivative liabilities to stockholders’ equity.

From October 1, 2015 through November 19, 2015, 2,250,000 Series C Warrants issued in our August 2015 underwritten public offering have been exercised into 2,250,000 Class A Units, consisting of 2,250,000 shares of common stock and 1,125,000 Series A Warrants, at an exercise price of $0.2518 per share.

From October 1, 2015 through November 19, 2015, 4,665,000 Series D Warrants issued in our August 2015 underwritten public offering have been exercised into 4,665,000 Class B Units, consisting of 4,665,000 Series B Warrants and 2,332,501 Series A Warrants, at an exercise price of $0.2518 per share. Of such Series B Warrants issued, 4,665,000 were then exercised into 4,665,000 shares of common stock as of December 1, 2015.

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

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — STOCKHOLDERS’ EQUITY – (continued)

Settlement of Amounts Due to Related Parties

In October 2015, George Schmitt, Chief Executive Officer and Chairman of the Board, agreed to convert $500,000 of existing loans due from the Company into 892,858 shares of the Company’s common stock with a grant date fair value of approximately $500,000.

Shares Issued for Services

In 2015, the Company issued 1,363,333 shares of common stock to employees in lieu of paying $1,325,221 of payroll due to cost cutting measures and 469,411 shares of common stock to various other parties to pay $509,072 worth of services. In 2014, the Company did not issue any shares to employees in lieu of paying payroll or any shares to consultants.

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

A summary of the Company’s historical stock option plan activity as of December 31, 2015 is as follows:

Plan Name	Options Authorized	Options Granted	Shares Exercised	Shares Forfeited/Expired	Options Outstanding
2004	14,287	14,287	(6,746)	(4,683)	2,858
2005	14,287	14,287	(1,000)	(13,287)	0
2006	31,429	31,011	(631)	(7,242)	23,138
2007	2,858	2,572	—	(429)	2,143
2009	28,572	35,844	(1,005)	(14,970)	19,869
2013	90,630	49,323	—	(12,644)	36,679
2015	236,500	236,500	—	(18,000)	218,500
Total	418,563	383,824	(9,382)	(71,255)	303,187

The weighted average fair value of options granted was $2.16 and $12.18 during the years ended December 31, 2015 and 2014, respectively. Each option is estimated on the date of grant, using the Black-Scholes model and the following assumptions (all in weighted averages):

	2015	2014
Exercise price	$2.55	$14.20
Volatility	116%	118%
Risk-free interest rate	1.54%	1.63%
Expected dividend yield	0%	0%
Expected term (years)	6	6

The risk-free rate is based on the rate for the U.S. Treasury note over the expected term of the option. The expected term for employees represents the period of time that options granted are expected to be outstanding using the simplified method and for non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on London Stock Exchange’s AIM Market to the date of the grant. The forfeiture rate for the year ended December 31, 2015 was 5.5%. The forfeiture rate is based on historical data related to prior option grants, as the Company believes such historical data will be similar to future results.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — STOCKHOLDERS’ EQUITY – (continued)

A summary of the status of the Company’s stock option plans for the years ended December 31, 2015 and 2014 is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Options Outstanding, January 1, 2015	95,940	$266.86
Granted	244,500	2.55
Exercised	—	—
Forfeited or Expired	(37,253)	53.75
Options outstanding, December 31, 2015	303,187	79.90
Exercisable, December 31, 2015	65,723	$356.27

As of December 31, 2015, the weighted average remaining contractual life was 8.26 years for the options outstanding and 4.29 years for the options exercisable.

Summary information regarding the options outstanding and exercisable at December 31, 2015 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in shares)	Weighted Average Exercise Price
$2.50 – 80.50	263,489	9.13	$6.34	26,474	$34.79
84 – 238	13,597	6.65	125.17	13,148	124.93
350 – 700	23,538	0.19	688.20	23,538	688.20
1,225 – 2,890	2,563	1.01	1,815.45	2,563	1,815.45
	303,187			65,723

Under the provisions of ASC 718, the Company recorded approximately $530,000 and $625,000 of stock based compensation expense for the years ended December 31, 2015 and 2014, respectively. Stock based compensation for employees was approximately $269,000 and $305,000 and stock based compensation expense for non-employees was approximately $261,000 and $320,000 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, there was approximately $0.5 million and $0.6 million, respectively, of unrecognized compensation cost related to non-vested options under the plans. The weighted average grant date value of the options forfeited in 2015 was $53.75.

In 2015 and 2014, no options were exercised. The intrinsic value of options exercisable at December 31, 2015 and 2014 was $0 and $0, respectively. The total fair value of shares vested during 2015 and 2014 was approximately $498,000 and $830,000, respectively.

The Company had approximately $0.5 million of unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, as of December 31, 2015, which we expect to be recognized over the next three years.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

13 — STOCKHOLDERS’ EQUITY – (continued)

Warrants:

The Company has issued warrants, at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance in connection with numerous financing transactions.

A summary of the warrant and option activity is as follows:

	Number of Options/Warrants (in Shares)	Weighted Average Exercise Price
Warrants Outstanding, January 1, 2015	462,116	$61.60
Granted	23,172,251	0.51
Exercised	(14,030,000)	0.13
Forfeited or Expired	(585,000)	1.15
Warrants Outstanding, December 31, 2015	9,019,367	4.21
Exercisable, December 31, 2015	9,019,367	$4.21

Summary information regarding the warrants as of December 31, 2015 is as follows:

Exercise Price	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)
$0.75	2,450,000	2.83
$1.00	5,957,501	4.77
$11.50	145,000	4.10
$20.00	42,250	4.14
$21.88	17,145	2.89
$35.00	7,074	2.65
$55.00	57,144	0.13
$68.70	326,680	2.66
$78.70	1,429	0.28
$87.50	14,286	2.04
$350.00	858	1.20
Exercisable, December 31, 2015	9,019,367

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

14 — COMMITMENTS AND CONTINGENCIES

Leases:

The Company’s office rental, deployment sites and warehouse facilities expenses aggregated approximately $484,000 and $437,000 during the years ended December 31, 2015 and 2014, respectively. The leases will expire on different dates from 2016 through 2019. Total obligation of minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Year Ending December 31,
2016	$215,000
2017	84,000
2018	87,000
2019	66,000
$452,000

In connection with the acquisition of IMT, the Company assumed the lease obligations relating to IMT’s were house and office space. Future payments under such lease will amount to $360,000 for the year ending December 31, 2016 and $60,000 for the year ending December 31, 2017. IMT’s lease expires in February of 2017.

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the years ended December 31, 2015 and 2014, the Company did not have any legal actions pending.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

15 — CONCENTRATIONS

During the year ended December 31, 2015, the Company recorded sales to two customers of $229,000 (25%), and $150,000 (16%) in excess of 10% of the Company’s total sales. During the year ended December 31, 2014, the Company recorded sales to two customers of $204,000 (32%), and $100,000 (16%) in excess of 10% of the Company’s total sales. During the year ended December 31, 2014, the Company also recorded consulting revenue of which $200,000 (32%) came from one customer.

At December 31, 2015, approximately 100% of net accounts receivable was due from three customers broken down individually as follows: $272,000 (43%) and $231,000 (36%) due from unrelated parties, and $138,000 (21%) due from a related party. At December 31, 2014, approximately 97% of net accounts receivable was due from four customers, of which three comprised more than 10% of the outstanding balance, broken down individually as follows; $289,000 (41%), $190,000 (27%) and $172,000 (24%).

During the year ended December 31, 2015, approximately 61% of the Company’s inventory purchases were derived from three vendors broken down individually as follows: $41,000 (30%), $27,000 (19%) and $16,000 (12%). During the year ended December 31, 2014, approximately 33% of the inventory purchases were derived from three vendors broken down individually as follows: $239,000 (13%), $188,000 (10%) and $178,000 (10%).

16 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $300,000 and $300,000 respectively, for the years ended December 31, 2015 and 2014. As of December 31, 2015, MBTH owned approximately 6.1% of the Company’s outstanding shares. Roger Branton, the Company’s Chief Financial Officer, George Schmitt, the Company’s Executive Chairman and, effective as of February 17, 2015, Chief Executive Officer, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH.

On February 24, 2015, the Company issued 399,114 shares of common stock to MBTH in consideration of settling $1,756,098 of amounts due to related parties at a price of $4.40 per share. The balance outstanding to MBTH at December 31, 2015 is $24,000 and has been included in due to related parties on the balance sheet.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing, a merger, consolidation or sale by the Company of substantially all of its assets. On February 24, 2015, MBTH invoiced the Company for $700,000 in fees associated with equity financings that had occurred through April 16, 2014 at a rate of 3% per financing less certain discounts. The Company also accrued for an additional fee of approximately $109,000 for equity financings between April 17, 2014 and December 31, 2014. The balance of $809,000 was recorded as an expense in general and administrative expenses and included in due to related parties as of December 31, 2014. The $809,000 was included in the settlement of amounts due to related parties in exchange for common stock on February 24, 2015, as disclosed above. The Company accrued an additional approximate $90,000 for equity financings between January 1, 2015 and December 31, 2015 which is included in due to related parties on the balance sheet. The Company recorded the $90,000 in general and administrative expenses on the accompanying statement of operations.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

16 — RELATED PARTY TRANSACTIONS – (continued)

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

From January 1, 2015 through December 31, 2015, the Company received a total of $1,900,000 in loans from George Schmitt, Chairman of the Board and, effective as of February 17, 2015, Chief Executive Officer. On August 19, 2015, the Company repaid $500,000 of the outstanding due to related party balance owed to George Schmitt.

In October 2015, George Schmitt, Chief Executive Officer and Chairman of the Board, agreed to convert $500,000 of existing loans due from the Company into 892,858 shares of the Company’s common stock with a grant date fair value of approximately $500,000.

Deferred Revenue

On October 16, 2013, the Company completed the first delivery of xMax comprehensive cognitive radio system, shipping equipment and providing engineering services required to fulfill the $179,000 purchase order that was received from rural broadband provider Walnut Hill Telephone Company on November 26, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Walnut Hill Telephone Company. Given that Larry Townes was a director of xG Technology at the time of the purchase order, the sale of equipment to Walnut Hill Telephone Company was, at the time it was entered into, considered to be a related party transaction. Due to Walnut Hill Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction was considered deferred revenue as of December 31, 2014.

On December 16, 2013, the Company sold xMax comprehensive cognitive radio system to Haxtun Telephone Company for $301,000 to fulfill a purchase order that was received on November 24, 2012. Larry Townes is Chairman of Townes Tele-Communications, Inc., the parent company of Haxtun Telephone Company. Given that Larry Townes was a Director of xG Technology at the time of the purchase order (Larry Townes resigned as a Director effective December 30, 2014), the sale of equipment to Haxtun Telephone Company was, at the time it was entered into, considered to be a related party transaction. Due to Haxtun Telephone Company waiting for the equipment to meet certain technical specifications, the revenue from this transaction was considered deferred revenue as of December 31, 2014.

On March 31, 2015, the Company shipped additional equipment purchased by Larry Townes and received a partial payment for the equipment that had been previously delivered in those transactions as the purchasers indicated that the equipment met certain technical specifications associated with their networks. Despite the technical specifications being met, the customer opted to return a portion of the equipment to the Company during the year ended December 31, 2015 resulting in the Company reversing accounts receivable of $336,000, with a corresponding reversal to deferred revenue.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

16 — RELATED PARTY TRANSACTIONS – (continued)

In May 2015, the Company received an order for approximately $100,000 in xMax mobile broadband wireless equipment and services which will be deployed in a network to be initially installed in Escazu, Costa Rica, with plans to expand in other Latin American locations. The xMax equipment order was received from Itellum, LLC (“Itellum”), an entity owned by MBTH, a related party, one of four companies who have entered into a formal agreement to participate in the initial xMax deployment as well as expansion into other Latin American markets thereafter. The other partners include Level 3 Communications (“Level 3”), Osmin Vargas Corporacion (“OV”), and MBTH. In June 2015, the Company announced the successful installation and initial deployment of an xMax broadband network in Escazu, Costa Rica by Itellum. This represents the first stage of xMax network deployments that are expected to cover additional areas of Costa Rica, with plans for expansion into other Latin American locations. In June 2015, the Company received an additional order for approximately $58,000 in xMax mobile broadband wireless equipment and services from Itellum.

Related party revenue was $156,000 for the year ended December 31, 2015 compared to $0 for the year ended December 31, 2014.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

17 — SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

Delisting Notice from Nasdaq

On March 29, 2016, the Company received written notice from Nasdaq, that it had granted the Company an additional 180 calendar days, or until September 26, 2016, to regain compliance with the minimum bid price requirement of $1 per share for continued listing on Nasdaq, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii).

Acquisition of Integrated Microwave Technologies, LLC

On January 29, 2016, the Company completed the acquisition of the assets and liabilities that constituted the business of IMT pursuant to an asset purchase agreement by and between the Company and IMT. Pursuant to the terms of the Asset Purchase Agreement, the Company acquired substantially all of the assets and liabilities of IMT in connection with, necessary for or material to IMT’s business of designing, manufacturing and supplying of Coded Orthogonal Frequency Division Multiplexing (COFDM) microwave transmitters and receivers serving the broadcast, sports and entertainment, military, aerospace and government markets (the ‘‘Transaction’’). The purchase price for the Transaction was $3,000,000, which was paid through: (i) the issuance of a promissory note in the principal amount of $1,500,000 due March 31, 2016 (the ‘‘Initial Payment Note’’); and (ii) the issuance of a promissory note in the principal amount of $1,500,000 due July 29, 2017 (the ‘‘Deferred Payment Note’’). The Company has yet to make its required $1.5 million payment and is currently in negotiations to modify the repayment terms.

The fair value of the purchase consideration issued to the sellers of IMT was allocated to the preliminary fair value of the net tangible assets acquired and to the separately identifiable intangibles. The excess of the aggregate fair value of the net tangible assets and identified intangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The preliminary purchase price allocation was based, in part, on management’s knowledge of IMT’s business and the preliminary results of a third party appraisal commissioned by management.

Purchase Consideration

Amount of consideration:	$3,000,000

Tangible assets acquired and liabilities assumed at preliminary fair value
Cash	$477,000
Accounts receivable	676,000
Inventories	2,649,000
Property and equipment	133,000
Prepaid expenses	55,000
Accounts payable and deferred revenue	(423,000)
Deferred rent	(167,000)
Accrued expenses	(378,000)
Net tangible assets acquired	$3,022,000

Identifiable intangible assets
Trade names and technology	$320,000
Customer relationships	170,000
Total Identifiable Intangible Assets	$490,000

Total net assets acquired	$3,512,000
Consideration paid	3,000,000
Preliminary gain on bargain purchase	$512,000

The following presents the unaudited pro-forma combined results of operations of the Company with IMT as if the acquisition occurred on January 1, 2014.

	For the Year Ended December 31,
	2015	2014

Revenues, net	$8,160	$14,970
Net loss allocable to common shareholders	$(24,634)	$(21,339)
Net loss per share	$(3.24)	$(9.34)
Weighted average number of shares outstanding	7,599	2,285

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2014 or to project potential operating results as of any future date or for any future periods.

xG TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

17 — SUBSEQUENT EVENTS  – (continued)

$500,000 Securities Purchase Agreement

On January 29, 2016, the Company entered into a securities purchase agreement (the ‘‘Securities Purchase Agreement’’) pursuant to which the Company sold 5% Senior Secured Convertible Promissory Notes (the ‘‘5% Convertible Notes’’) to accredited investors (each, a ‘‘Holder’’, and collectively, the ‘‘Holders’’) for an aggregate purchase price of $500,000 for net proceeds of $500,000. In connection with the February 2016 Financing, all of the Company’s obligations under the 5% Convertible Notes have been extinguished.

February 2016 Financing

On February 29, 2016, the Company closed the public offering of 3,556,660 Units, at a price of $1.00 per Unit, each of which consists of one share of its Series B Convertible Preferred Stock (as amended) and 0.5 of a Warrant to purchase one share of its common stock at an exercise price of $0.21 per Warrant. The Company received approximately $3,556,660 in gross proceeds from the offering, before deducting placement agent fees and offering expenses totaling $218,000 payable by the Company. Roth Capital Partners acted as sole placement agent for the offering.

Series A Preferred Stock and Series C Preferred Stock

The Series A Convertible Preferred Stock and Series C Convertible Preferred Stock were cancelled on February 5, 2016.

Series B Preferred Stock

On February 5, 2016, the Company filed an Amended and Restated Certificate of Designation of its Series B Convertible Preferred Stock to modify the terms of the Series B Preferred stock and the following terms were amended:

Dividends on Series B Preferred Stock

Holders of Series B Preferred Stock shall be entitled to receive from the first date of issuance of the Series B Preferred Stock until the Maturity Date cumulative dividends at a rate of 12.5% per annum. The Company shall have the right to pay dividends in cash or shares of common stock on the Maturity Date or in cash on any applicable redemption date or, with respect to Series B Preferred Stock that is converted, as part of the conversion amount.

Redemption of Series B Preferred Stock

Upon the occurrence of certain triggering events (including if the Series B Preferred Stock or common stock underlying the Series B Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against us shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by us), the holders of Series B Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Series B Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by the lower of (x) $0.25 or (y) 87.5% of the lowest volume weighted average price of our common stock during the five (5) consecutive trading-day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series B Preferred Stock; provided that the conversion price will not be less than the Floor Price, which Floor Price will not be adjusted for stock splits, share combinations and similar transactions.

Shares Issued Under S-8 Registration Statement

From January 1, 2016 to April 13, 2016, the Company issued 1,062,387 shares of common stock to employees in lieu of paying $147,630 of payroll due to cost cutting measures and 284,534 shares of common stock to various consultants to pay $39,000 worth of services.

From January 1, 2016 to April 13, 2016, holders of our 8% Convertible Notes converted $250,000 of principal into 1,809,476 shares of common stock.

From January 1, 2016 to April 13, 2016, the Company issued a total of 732,373 shares of common stock to directors, consultants and general counsel in lieu of paying $115,700 worth of services.

Conversions and Balances of Outstanding Series B Preferred Stock from February 2016 Financing

From January 1, 2016 to April 13, 2016, 1,966,807 of the Series B Convertible Preferred Stock and 240,851 in dividends have been converted into 21,200,445 shares of common stock. As of April 13, 2016, 1,589,853 of the Series B Convertible Preferred Stock remain outstanding.

Conversions of Series A Warrants

From January 1, 2016 to April 13, 2016, 734,600 of the Series A warrants issued in connection with the August 2015 Financing, have been exercised into 734,600 shares of common stock. The Company received $75,042 in gross proceeds from the exercise.

MB Technology Holdings

On March 3, 2016, the Board of Directors approved to award MBTH 300,000 shares of common stock on March 15, 2016, which will vest if by December 31, 2016, if IMT achieves its goals on revenue, EBITA, and cash contributions, the Board would grant MBTH up to 300,000 shares. The Board reserves the right to award lesser or greater awards based on under or over achievement of the goals.

As of April 14, 2016, the balance due to MBTH is $190,847.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014(2)
3.1 (i)(b) 3.1(i)(c)	Amendment to Certificate of Incorporation filed July 10, 2015(14) Amended and Restated Certificate of Designation of Series B Convertible Stock (19)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering. (11)
4.6	Form of Warrant issued in February 11, 2015 Offering. (12)
4.7	Form of Warrant issued in February 24, 2015 Offering. (13)
4.8	Form of 8% Convertible Note(14)
4.9	Form of Series A Warrant for the August 2015 Offering(16)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering(16)
4.11	Form of Series C Warrant for the August 2015 Offering (16)
4.12	Form of Series D Warrant for the August 2015 Offering (16)
4.13	Form of 5% Convertible Note(18)
10.1	2013 Long Term Incentive Plan(7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	Loan Documents Between xG Technology and MB Technology Holdings, LLC (7)
10.4	Form of Securities Subscription Agreement (7)
10.5	Form of Bridge Loan Documents (7)
10.6	2004 Option Plan (7)
10.7	2005 Option Plan (7)
10.8	2006 Option Plan (7)
10.9	2007 Option Plan (7)
10.10	2009 Option Plan (7)
10.11	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.12	Sunrise Office Lease (7)
10.13	Treco Documents (7)
10.14	Mats Wennberg Consulting Agreement (7)
10.15	Mats Wennberg Warrant Agreement (7)
10.16	MBC Agreement (7)
10.17	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (11)
10.18	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (12)
10.19	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (13)
10.20	Form of Purchase Agreement dated as of June 11, 2015(14)
10.21	Amendment to Purchase Agreement dated as of June 11, 2015(14)
10.22	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC(18)
10.23	Form of Securities Purchase Agreement (18)
10.24	$1,500,000 Initial Payment Note from the Company to IMT(18)
10.25	$1,500,000 Deferred Payment Note from the Company to IMT(18)
10.26	2015 Employee Stock Purchase Plan
10.27	2015 Incentive Compensation Plan

Exhibit Number	Description of Exhibit
14.1	Code of Ethics(8)
23.1	Consent of Marcum LLP
23.2	Consent of Friedman LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7) (8)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013. Filed as an Exhibit on Form 10-K with the SEC on March 6, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 12, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 20, 2015
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 4, 2015.
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(20)	Filed as an Exhibit on Form S-1 with the SEC on February 12, 2016.