Form 10-Q
period 2016-03-31
xG TECHNOLOGY, INC.
filed 2016-05-23
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of the Registrant’s common stock outstanding as of May 20, 2016 is 88,448,418.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2016

 PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets
Cash	$484	$368
Accounts receivable, net of allowance of $105 and $87 ($138 and $138 from related party, respectively)	1,210	641
Inventories, net	3,196	777
Prepaid expenses and other current assets	117	15
Total current assets	5,007	1,801
Inventories, net	2,078	2,078
Property and equipment, net	855	792
Intangible assets, net	11,121	11,903
Total assets	$19,061	$16,574
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,493	$1,196
Accrued expenses	766	252
Accrued interest ($93 and $56 due to related party)	180	137
Due to related parties	466	324
Deferred revenue and customer deposits	294	149
Deferred rent	141	—
Payment to IMT (see Note 1)	500	—
Convertible notes payable	—	781
Obligation under capital leases	54	54
Derivative liabilities	938	1,284
Total current liabilities	4,832	4,177
Long-term obligation under capital leases, net of current portion	94	106
Payment to IMT, net of current portion (see Note 1)	2,500	—
Convertible note payable	2,000	2,000
Total liabilities	9,426	6,283
Commitments and contingencies
Series B convertible preferred stock – $0.00001 par value per share: 5,000,000 and 0 shares designated at March 31, 2016 and December 31, 2015; 1,664,853 and 0 issued and outstanding as of March 31, 2016 and December 31, 2015 (liquidation preference of $1,664,853 and $0 at March 31, 2016 and December 31, 2015)	1,151	—
Total convertible preferred stock	1,151	—
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 1,664,853 and 0 issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, – $0.00001 par value, 100,000,000 shares authorized, 43,257,037 and 20,227,701 shares issued and 43,256,808 and 20,227,472 outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid in capital	200,966	198,710
Treasury stock, at cost – 229 shares at March 31, 2016 and December 31, 2015, respectively	(22)	(22)
Accumulated deficit	(192,460)	(188,397)
Total stockholders’ equity	8,484	10,291
Total liabilities and stockholders' equity	$19,061	$16,574

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2016	2015
Revenue	$929	$584
Cost of revenue and operating expenses
Cost of components and personnel	426	330
Inventory valuation adjustments	70	—
General and administrative expenses	2,038	1,719
Research and development expenses	1,660	1,550
Amortization and depreciation	1,352	960
Total cost of revenue and operating expenses	(5,546)	4,559
Loss from operations	(4,617)	(3,975)
Other income (expense)
Changes in fair value of derivative liabilities	514	485
Bargain purchase gain	512	—
Interest expense	(472)	(47)
Total other income	554	438
Net loss	$(4,063)	$(3,537)
Dividends and deemed dividends	370	1,070
Net loss attributable to common shareholders	$(4,433)	$(4,607)
Basic and diluted net loss per share	$(0.18)	$(1.54)
Weighted average number of shares outstanding basic and diluted	24,788	2,998

  The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, January 1, 2016	20,227,701	$—	$198,710	$(22)	$(188,397)	$10,291
Net loss	—	—	—	—	(4,063)	(4,063)
Stock based compensation	—	—	102	—	—	102
Compensation granted in common stock	1,218,323	—	195	—	—	195
Issuance of common stock in connection with Series B Preferred Stock conversion	19,266,937	—	1,941	—	—	1,941
Issuance of common stock in connection with warrant exercise	734,600	—	138	—	—	138
Issuance of stock in connection with conversion of convertible notes payable	1,809,476	—	250	—	—	250
Dividends and deemed dividends	—	—	(370)	—	—	(370)
Balance, March 31, 2016	43,257,037	$—	$200,966	$(22)	$(192,460)	$8,484

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2016	2015
Cash flows used in operating activities
Net loss	$(4,063)	$(3,537)
Adjustments to reconcile net loss to net cash used in operating activities
Preliminary gain on bargain purchase	(512)	—
Stock based compensation	102	133
Payment made in stock (payroll and consultants)	195	73
Allowance for doubtful accounts	18	12
Depreciation and amortization	1,352	960
Change in fair value of derivative liabilities	(514)	(485)
Amortization of offering costs	—	43
Inventory write-off	56	—

Changes in assets and liabilities
Accounts receivable	89	133
Inventory	174	312
Prepaid expenses and other current assets	(47)	31
Accounts payable	(126)	509
Deferred rent	(26)	—
Accrued expenses and interest expense	179	330
Deferred revenue and customer deposits	145	(480)
Due to related parties	142	55
Net cash used in operating activities	(2,836)	(1,911)
Cash flows provided by (used in) investing activities
Cash acquired in the acquisition of IMT	477	—
Capital expenditures for property and equipment	(10)	(130)
Capitalization of intangible assets	—	(625)
Net cash provided by (used in) investing activities	467	(755)
Cash flows provided by financing activities
Repayment of capital lease obligation	(12)	(35)
Proceeds from issuance of convertible preferred stock, common stock and warrants	3,557	2,677
Costs incurred in connection with Series B Financing	(604)	—
Proceeds from issuance of convertible notes payable	500	—
Principle repayments of convertible notes payable	(1,031)	—
Net proceeds from the exercise of warrants	75	(600)
Net cash provided by financing activities	2,485	2,042
Net increase (decrease) in cash	116	(537)
Cash, beginning of period	368	758
Cash, end of period	$484	$221

The accompanying notes are an integral part of these condensed financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(IN THOUSANDS)

	Three Months Ended March 31,
	2016	2015
Cash paid for interest	$472	$—
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of investing and financing activities
Acquisition of equipment under capital lease obligation	$—	$87
Issuance of common stock in connection with conversion of amounts due to related party	—	1,756
Conversion of Series B Convertible Preferred Stock into common stock	1,571	1,379
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	63	460
Issuance of common stock in connection with the conversion of convertible notes payable	250	—
Amortization of commitment fees	—	45
Stock issued as payment of fees on convertible preferred stock	—	88
Dividends and deemed dividend on Series B Preferred Stock conversion	370	1,070

Purchase Consideration

Amount of consideration:	$3,000	—

Tangible assets acquired and liabilities assumed at preliminary fair value
Cash	$477	—
Accounts receivable	676	—
Inventories	2,649	—
Property and equipment	133	—
Prepaid expenses	55	—
Accounts payable and deferred revenue	(423)	—
Deferred rent	(167)	—
Accrued expenses	(378)	—
Net tangible assets acquired	$3,022	—

Identifiable intangible assets
Trade names and technology	$320	—
Customer relationships	170	—
Total Identifiable Intangible Assets	$490	—

Total net assets acquired	$3,512
Consideration paid	3,000	—
Preliminary gain on bargain purchase	$512	—

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

On January 29, 2016, the Company completed the acquisition of certain assets and liabilities that constitute the business of Integrated Microwave Technologies, LLC, a Delaware limited liability company (‘‘IMT’’), pursuant to an asset purchase agreement by and between the Company and IMT (the ‘‘Asset Purchase Agreement’’). Pursuant to the terms of the Asset Purchase Agreement, the Company acquired substantially all of the assets and liabilities of IMT in connection with, necessary for or material to IMT’s business of designing, manufacturing and supplying of Coded Orthogonal Frequency Division Multiplexing (COFDM) microwave transmitters and receivers serving the broadcast, sports and entertainment, military, aerospace and government markets (the ‘‘Transaction’’). The purchase price for the Transaction was $3,000,000, which was initially paid through: (i) the issuance of a promissory note in the principal amount of $1,500,000 due March 31, 2016 (the ‘‘Initial Payment Note’’); and (ii) the issuance of a promissory note in the principal amount of $1,500,000 due July 29, 2017 (the ‘‘Deferred Payment Note’’, and together with the Initial Payment Note, the “Payment Notes”). On April 12, 2016, the Company and IMT entered into an Asset Purchase Modification Agreement (the "Asset Purchase Modification Agreement"), which terminated the Payment Notes, cancelling all principal due, or to become due thereunder and, in their stead, obligated the Company to: (i) upon execution of the Asset Purchase Modification Agreement, pay to IMT $500,000 plus any interest accumulated on the Payment Notes prior to being cancelled; and (ii) prior to December 31, 2016, deliver to IMT Series D Preferred Shares having an aggregate value of cash proceeds of $2,500,000 ("Series D Shares"), plus interest accrued thereon at 9% per annum, with such Series D Shares to be issued in tranches of $250,000 (the "Tranches"). The first Tranche is due within ten business days of the execution of the Asset Purchase Modification Agreement, and subsequent Tranches are due upon notice from IMT that IMT disposed of the Series D Shares acquired by them in connection with the prior Tranche. The Company paid IMT $500,000 plus accrued interest on April 15, 2016. As of May 20, 2016, 250,000 shares of the Series D Convertible Preferred Stock have been issued, all of which have been converted into 2,500,000 shares of common stock.

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

Basis of Presentation

The accompanying unaudited condensed financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015, the results of its cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2016 may not be indicative of results for the full year ending December 31, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of xG Technology, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Delisting Notice

On September 28, 2015, the Company received a written notification from the Nasdaq Capital Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) relating to the minimum bid requirements as the Company’s closing bid price was below $1.00 per share for the previous thirty (30) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a 180 calendar day compliance period, or until March 28, 2016, to regain compliance with the minimum bid price requirements. On March 29, 2016, the Company received written notice from Nasdaq, that it had granted the Company an additional 180 calendar days, or until September 26, 2016, to regain compliance with the minimum bid price requirement of $1.00 per share for continued listing on Nasdaq, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts and the valuation of the assets and liabilities acquired in the transaction.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted loss per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share at March 31, 2016 and 2015 excludes the potentially dilutive securities for 10.3 million shares and 15.7 million shares, respectively, underlying the options, warrants, convertible debt and convertible preferred stock, as their effect on loss per share would be anti-dilutive.

Fair Value of Financial Instruments

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

NOTE 2 — GOING CONCERN

The financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. At December 31, 2015, the Company has an accumulated deficit of $193.7 million and a net loss of approximately $5.3 million for the three months ended March 31, 2016. As of March 31, 2016, the Company has been funding its business principally through debt and equity financings and advances from related parties. The Company continues to experience significantly long sales cycles in certain areas, most notably, in the first responder, public safety, military and rural telco markets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 — ACQUISITION OF IMT

Acquisition of Integrated Microwave Technologies, LLC

The preliminary fair value of the purchase consideration issued to the sellers of IMT was allocated to the net tangible assets acquired and to the separately identifiable intangibles. The excess of the aggregate fair value of the net tangible assets and identified intangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of IMT’s business and the preliminary results of a third party appraisal commissioned by management.

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

The following presents the unaudited pro-forma combined results of operations of the Company with IMT as if the acquisition occurred on January 1, 2015.

	For the Quarter Ended March 31,
	2016	2015

Revenues, net	$1,413	$2,286
Net loss allocable to common shareholders	$(4,710)	$(4,856)
Net loss per share	$(0.19)	$(1.62)
Weighted average number of shares outstanding	24,788	2,998

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2015 or to project potential operating results as of any future date or for any future periods.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses		Trade Names & Technology				Customer Relationships
		Accumulated		Accumulated			Accumulated				Accumulated
	Costs	Amortization	Costs	Amortization	Costs		Amortization		Costs		Amortization		Net
Balance as of December 31, 2015	$18,647,000	$(11,500,000)	$12,378,000	$(7,622,000)	$		$		$		$		$11,903,000

Additions	-	-	-	-		320,000		-		170,000		-	490,000

Amortization	-	(1,106,000)	-	(166,000)		-		-		-		-	(1,272,000)
Balance as of March 31, 2016	$18,647,000	$(12,606,000)	$12,378,000	$(7,788,000)		$320,000	$			$170,000	$		$11,121,000

Software Development Costs

At March 31, 2016 and December 31, 2015, the Company has net software capitalized costs of $6.1 million and $7.2 million, respectively. During the three months ended March 31, 2016 and 2015, the Company recognized amortization of software development costs of $1.1 million and $0.8 million, respectively.

Patents & Licenses

At March 31, 2016 and December 31, 2015, the Company has net capitalized patents and licenses of $4.6 million and $4.8 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The Company recognized $0.2 million of amortization expense related to patents and licenses for the three months ended March 31, 2016 and 2015.

Other Intangible Assets

The Company’s remaining intangible assets include the trade names and customer lists acquired in its acquisition of IMT. The Company amortizes Trade Names and Customer Relationships over their useful lives which range between 6 to 15 years. Amortization expense associated with such intangibles was immaterial for the three months ended March 31, 2016.

Future estimated amortization expense for the Company’s intangible assets is as follows:

Balance 2016	$2,769,000
2017	3,620,000
2018	1,732,000
2019	716,000
2020	716,000
2021 and thereafter	1,568,000
$11,121,000

NOTE 5 — CONVERTIBLE NOTES PAYABLE

$500,000 Securities Purchase Agreement

On January 29, 2016, the Company entered into a securities purchase agreement pursuant to which the Company sold 5% Senior Secured Convertible Promissory Notes (the ‘‘5% Convertible Notes’’) to accredited investors for an aggregate purchase price of $500,000 for net proceeds of $500,000. In connection with the February 2016 offering, all of our obligations under the 5% Convertible Notes were repaid. In connection with the repayment, the Company paid interest and prepayment penalties of $178,000 which is included in interest expense in the Statement of Operations.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Leases:

The Company's office rental, deployment sites and warehouse facility expenses equaled in aggregate approximately $160,000 and $107,000 for the three months ended March 31, 2016 and 2015, respectively. The leases in connection with these facilities will expire on different dates from 2016 through 2019. Total obligation under minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Amount
Balance 2016	$405,000
2017	$144,000
2018	$87,000
2019	$66,000
$702,000

In connection with the acquisition of IMT, the Company assumed the lease obligations relating to IMT’s warehouse and office space. Future payments under such lease will amount to $270,000 for the year ending December 31, 2016 and $60,000 for the year ending December 31, 2017. IMT’s lease expires in February of 2017.

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the three months ended March 31, 2016 the Company did not have any material legal actions pending.

NOTE 7 — PREFERRED STOCK

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

Redemption of Series B Preferred Stock

Upon the occurrence of certain triggering events (including if the Series B Preferred Stock or common stock underlying the Series B Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against us shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by us), the holders of Series B Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Series B Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by the lower of (x) $0.25 or (y) 87.5% of the lowest volume weighted average price of our common stock during the five (5) consecutive trading-day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series B Preferred Stock; provided that the conversion price will not be less than the Floor Price, which Floor Price will not be adjusted for stock splits, share combinations and similar transactions. The Floor Price is $0.10 per share.

NOTE 7 — PREFERRED STOCK (continued)

February 2016 Financing

On February 29, 2016, the Company closed the public offering of 3,556,660 Units, at a price of $1.00 per Unit, each of which consists of one share of Series B Convertible Preferred Stock (as amended) and 0.5 of a Warrant to purchase one share of its common stock at an exercise price of $0.21 per Warrant. The Company received approximately $3,556,660 in gross proceeds from the offering, and incurred costs of $604,000. Roth Capital Partners acted as sole placement agent for the offering.

In connection with the February 2016 offering, the Company repaid $1,030,611 in principal on its 5% and 8% convertible notes, and paid, $48,113 interest and $377,935 in prepayment penalties to the note holders. All of the Company’s obligations under the 8% and 5% Convertible Notes have been extinguished.

NOTE 8 — STOCKHOLDERS’ EQUITY

August 2015 Warrants

As a result of the floor price of $0.10 in the offering February 2016 Series B Preferred Stock, the unexercised warrants remaining under the August 2015 Financing were re-priced to $0.10. From February 29, 2016 to March 31, 2016, 734,600 of the Series A Warrants were exercised into 734,600 shares of the Company’s common stock. The Company received $75,000 in gross proceeds from the exercise and reclassified $138,000 of derivative liabilities to stockholders’ equity.

Conversions and Balances of Outstanding Series B Preferred Stock from February 2016 Financing

From March 1, 2016 to March 31, 2016, 1,891,807 of the Series B Convertible Preferred Stock and 122,500 in dividends have been converted into 19,266,937 shares of common stock. As of March 31, 2016, 1,664,853 of the Series B Convertible Preferred Stock remain outstanding. As a result of the conversion, the Company recorded a deemed dividend of $370,000, which represents the difference in the fair value of the common stock issued ($1,941,000) and the carrying value of the preferred stock converted ($1,571,000).

Conversions of 8% Notes

During the three months ended March 31, 2016, the holders of the 8% Convertible notes converted $250,000 principal into 1,809,476 shares of common stock.

Other Common Stock Issuances

During the three months ended March 31, 2016, the Company issued a total of 1,218,323 shares of common stock having a fair value to employees, directors, consultants and general counsel in lieu of paying $195,000 worth of services.

Warrants and Options

The Company has issued warrants and options outside of the equity incentive plans. A summary of the warrant and option activity is as follows:

	Number of Warrants and Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2016	9,322,554	$6.67
Granted	1,778,330	0.21
Exercised	(734,600)	0.10
Forfeited or Expired	(114,829)	169.19
Outstanding, March 31, 2016	10,251,455	3.68
Exercisable, March 31, 2016	9,402,030	$3.94

NOTE 9 — DERIVATIVE LIABILITIES

Each of the warrants issued in connection with the August 2015 underwritten offering and the February 2016 Series B Preferred Stock Offering have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on the date of issuance and March 31, 2016:

	Series A	Series B Settlement
Number of shares underlying the warrants on March 31, 2016	5,222,901	2,450,000
Fair market value of stock	$0.10	$0.10
Exercise price	$0.10	0.75
Volatility	113 to 116%	139.3%
Risk-free interest rate	0.9%	0.53%
Expected dividend yield	—	—
Warrant life (years)	4.38 to 4.63	2.58

February 2016 Series B
Number of shares convertible into on March 31, 2016	1,664,853
Fair market value of stock	$0.10
Conversion price	$0.10
Volatility	153%
Risk-free interest rate	0.53%
Expected dividend yield	12.5%
Life of convertible preferred stock (years)	0.92

February 2016 Series B
Date of warrant — date of issuance	2/19/2016
Number of shares underlying the warrants	1,778,330
Fair market value of stock	$0.16
Exercise price	$0.21
Volatility	126.3%
Risk-free interest rate	1.52%
Expected dividend yield	—
Warrant life (years)	5

Series A
Number of shares underlying the warrants on date of modification	5,222,901
Fair market value of stock	$0.10
Exercise price	$0.10
Volatility	113 to 116%
Risk-free interest rate	0.9%
Expected dividend yield	—
Warrant life (years)	4.92

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

NOTE 9 — DERIVATIVE LIABILITIES (continued)

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$1,284,000	$520,000
Recognition of conversion feature liability	—	772,000
Recognition of warrant liability on issuance date	231,000	412,000
Reclassification to stockholders’ equity upon exercise	(63,000)	(449,000)
Change in fair value of derivative liabilities	(514,000)	(485,000)
Ending balance	$938,000	$770,000

NOTE 10 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. For the three months ended March 31, 2016 and 2015, the Company incurred fees related to the Management Agreement of $75,000. As of March 31, 2016, MBTH owned approximately 2.87% of the Company’s outstanding shares. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Chief Executive Officer and Chairman of the Board, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company, arranges a merger, consolidation or sale by the Company of substantially all of the assets. The Company accrued an additional approximate $257,000 for equity financings between August 1, 2015 and March 31, 2016.

The balance outstanding to MBTH at March 31, 2016 and December 31, 2015 is $166,000 and $24,000, respectively and has been included in due to related parties on the Condensed Balance Sheet.

On March 3, 2016, our Board of Directors approved the issuance of up to $300,000 in shares of common stock to MB Technology Holdings, LLC (“MBTH”) as compensation for financial services in connection with the IMT acquisition. Such shares of common stock were to be issued to MBTH in an initial tranche in the amount of $150,000 on March 15, 2016, which shares of common stock have not yet been issued and a second tranche to MBTH of up to $150,000 in shares of common stock if IMT achieves certain performance goals by December 31, 2016.

George Schmitt- Due to Related Party

As of March 31, 2016, the Company owes a balance of $300,000 in principal to George Schmitt, Chief Executive Officer and Chairman of the Board from loans Mr. Schmitt made to the Company in 2015.

NOTE 11 — CONCENTRATIONS

During the three months ended March 31, 2016, the Company recorded revenue from individual sales or services rendered of $125,000 (13%), $99,000 (11%) and $97,000 (10%), all of which are in excess of 10% from three customers of the Company’s total sales.

At March 31, 2016, approximately 63% of net accounts receivable was due from four customers, respectively, as follows: $273,000 (23%), $231,000 (19%) due from unrelated parties and $125,000 (10%), and $138,000 (11%) due from a related party.

During the three months ended March 31, 2016, approximately 16% of the Company’s inventory purchases were derived from one vendor.

NOTE 12 — SUBSEQUENT EVENTS

Asset Purchase Modification Agreement

On April 12, 2016, the Company and IMT entered into the Asset Purchase Modification Agreement which terminated the Payment Notes, cancelling all principal due, or to become due thereunder and, in their stead, obligated the Company to: (i) upon execution of the Asset Purchase Modification Agreement, pay to IMT $500,000 plus any interest accumulated on the Payment Notes prior to their being cancelled; and (ii) prior to December 31, 2016, deliver to IMT Series D Preferred Shares having an aggregate value of cash proceeds of $2,500,000 ("Series D Shares"), plus interest accrued thereon at 9% per annum, with such Series D Shares to be issued in tranches of $250,000. The first Tranche is due within ten business days of the execution of the Asset Purchase Modification Agreement, and subsequent Tranches are due upon notice from IMT that IMT disposed of the Series D Shares acquired by them in connection with the prior Tranche. The Company paid IMT $500,000 plus accrued interest on April 15, 2016. As of May 20, 2016, 250,000 shares of Series D Convertible Preferred Stock have been issued, of which all have been converted into 2,500,000 shares of common stock.

April 2016 Financing

On April 15, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors pursuant to which we sold a principal amount of $550,000 of 5% Senior Secured Convertible Promissory Notes for an aggregate purchase price of $500,000. In connection with the Securities Purchase Agreement, we also entered into a security agreement, dated April 15, 2016, pursuant to which we granted the investors a security interest in all of our assets.

Warrant Amendments

On April 29, 2016, the Company entered into amendments with certain holders of its Series A Warrant to Purchase Common Stock, dated August 19, 2015, and our Warrant to Purchase Common Stock, dated February 29, 2016. Each of such warrants was amended to reduce the exercise price to $0.07.

May 2016 S-3 Financing

On May 16, 2016, the Company closed an offering of units in which the Company offered 14,000,000 units, at a price of $0.07 per unit, each of which consists of one share of the Company’s common stock, par value $0.00001 per share, and one warrant to purchase one share of the Company’s common stock at an exercise price of $0.1149 per share. The Company received approximately $980,000 in gross proceeds from the offering, before deducting placement agent fees and offering expenses payable by the Company. Roth Capital Partners acted as sole placement agent for the offering.

The Warrants will be exercisable beginning on November 16, 2016 at an exercise price of $0.1149 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

Conversions and Balances of Outstanding Series B Preferred Stock from February 2016 Financing

From April 1, 2016 to May 20, 2016, 1,666,524 of the Series B Convertible Preferred Stock and 322,291 in dividends have been converted into 19,888,153 shares of common stock. As of May 20, 2016, all of the Series B Convertible Preferred Stock has been converted.

Conversions and Balances of Outstanding Series D Preferred Stock from April 2016 Asset Purchase Modification Agreement

From April 1, 2016 to May 20, 2016, 250,000 of the Series D Convertible Preferred Stock have been converted into 2,500,000 shares of common stock.

Conversions of Warrants

From April 1, 2016 to May 20, 2016, 1,556,250 of the Series A warrants issued in connection with the August 2015 financing, have been exercised into 1,556,250 shares of common stock. The Company received $108,938 in gross proceeds from the exercise.

From April 1, 2016 to May 20, 2016, 1,503,330 of the warrants issued in connection with the February 2016 financing, have been exercised into 1,503,330 shares of common stock. The Company received $105,233 in gross proceeds from the exercise.

Other Common Stock Issuances

From April 1, 2016 to May 20, 2016, the Company issued a total of 5,743,648 shares of common stock having a fair value to employees, directors, consultants and general counsel in lieu of paying $565,000 worth of services.

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

The initial implementation of our cognitive radio intellectual property is xMax®. We believe the xMax® system represents the only commercially available cognitive radio network system that includes our interference mitigation and spatial processing technologies. xMax® implements our proprietary interference mitigation software that can increase capacity on already crowded airwaves by improving interference tolerance, enabling the delivery of a comparatively high quality of service where other technologies would not be able to cope with the interference. We believe that the xMax® system will also, when in a future development operating on more than one radio channel, deliver dynamic spectrum access by using our patented self-organizing network techniques.

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

On January 29, 2016, we completed the acquisition of certain assets and liabilities of IMT, pursuant to the Asset Purchase Agreement by and between us and IMT. Pursuant to the terms of the Asset Purchase Agreement, we acquired substantially all of the assets and liabilities of IMT in connection with, necessary for or material to IMT’s business of designing, manufacturing and supplying of Coded Orthogonal Frequency Division Multiplexing (COFDM) microwave transmitters and receivers serving the broadcast, sports and entertainment, military, aerospace and government markets (the ‘‘Transaction’’). The purchase price for the Transaction was $3,000,000, which was paid through: (i) the issuance of a promissory note in the principal amount of $1,500,000 due March 31, 2016 (the ‘‘Initial Payment Note’’); and (ii) the issuance of a promissory note in the principal amount of $1,500,000 due July 29, 2017 (the ‘‘Deferred Payment Note and together the Payment Notes”).

On April 12, 2016, the Company and IMT entered into an Asset Purchase Modification Agreement (the "Asset Purchase Modification Agreement"), which terminated the Payment Notes, cancelling all principal due, or to become due thereunder and, in their stead, obligated the Company to: (i) upon execution of the Asset Purchase Modification Agreement, pay to IMT $500,000 plus any interest accumulated on the Payment Notes prior to their being cancelled; and (ii) prior to December 31, 2016, deliver to IMT Series D Preferred Shares having an aggregate value of cash proceeds (“Cash Proceeds”), upon conversion of such Series D Convertible Preferred Stock (the “Series D Preferred Stock”) into shares of common stock underlying such Series D Preferred Stock, of not less than $2,500,000 ("Series D Shares"), plus interest accrued thereon at 9% per annum, with such Series D Shares to be issued in tranches of $250,000 (the "Tranches"). If IMT does not realize Cash Proceeds of at least $2,500,000 by December 31, 2016, we will be required to either issue additional shares of common stock to IMT, or otherwise raise additional funds to cover the shortfall. Cash Proceeds is determined by the cash or cash equivalents received by IMT upon sale of the Series D Shares issued to IMT upon conversion of any Series D Preferred Stock, net of any transaction costs or expenses. Each time a new Tranche is issued, IMT shall be obligated to provide evidence of its current Cash Proceeds and the remaining amount of the $2,500,000 (plus interest) due. The first Tranche was due within ten business days of the execution of the Asset Purchase Modification Agreement, and subsequent Tranches are due upon notice from IMT that IMT disposed of the Series D Shares of the prior Tranche. The Company paid IMT $500,000 plus accrued interest on April 15, 2016. As of May 20, 2016, 250,000 shares of Series D Convertible Preferred Stock have been issued, all of which have been converted into 2,500,000 shares of common stock.

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

Results of Operations

Comparison for the three months ended March 31, 2016 and 2015

Revenues

Revenues for the three months ended March 31, 2016, were $929,000 compared to $584,000 in the corresponding period in 2015. The revenue of $929,000 resulted from $910,000 from sales of equipment and $19,000 from engineering services and a consulting services agreement during the three months ended March 31, 2016. Of the $929,000 in revenue, $52,000 was previously recorded as deferred revenue.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three months ended March 31, 2016, were $426,000 compared to $330,000 in the corresponding period in 2015. Of the $426,000, $408,000 was based on the cost of components and the time allocated to the building of the products sold, and $18,000 was based on the cost of the time allocated towards the engineering and consulting service agreement. Of the $330,000, $60,000 was based on the cost of components and the time allocated to the building of the products sold, and $3,000 was based on the cost of the time allocated towards the engineering and consulting service agreement.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three months ended March 31, 2016, the Company incurred aggregate expense of $2.0 million, compared to $1.7 million for the three months ended March 31, 2015, representing an increase of $0.3 million or 18%. The increase is due the inclusion of $0.6 of general and administrative expenses as a result of the IMT acquisition on January 29, 2016. The increases were partially offset by decreases of $0.1 million in payroll and $0.1 million in travel expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. For the three months ended March 31, 2016, the Company incurred aggregate expense of $1.7 million, compared to $1.6 million for the three months ended March 31, 2015, representing an increase of $0.1 million or 6%. The increase is due to the Company not capitalizing any software salaries associated with software development costs for the three months ending March 31, 2016 compared to $0.6 million of salaries that were capitalized in the three months ending March 31, 2015. Included in the three months ending March 31, 2016, is $0.1 million of research and development expenses as a result of the IMT acquisition on January 29, 2016. After taking into account the non-capitalization of software salaries for the three months ended March 31, 2016, total research and development costs decreased over the period by $0.5 million with regard to payroll, due to a reduction in personnel, and $0.1 million with regard to materials not used for research and development purposes.

We expect our research and development costs to continue to decrease going forward as we implemented additional cost saving measures in April 2016 which included a further reduction in our current full-time, part-time and contracted workforce.

Amortization and Depreciation

Amortization and depreciation expenses increased $0.4 million, or 40%, from $1.0 million in the three months ended March 31, 2015 to $1.4 million in the three months ended March 31, 2016. The increase is due to additional amortization of intangible assets.

Other

Other income increased by $0.02 million, or 4%, from $0.49 million for the three months ended March 31, 2015 to $0.51 million in the three months ended March 31, 2016. The increase was the result of the changes in fair value of derivative liabilities due to the number of warrants issued during 2015 that required liability classification. Decreases in our stock price subsequent to these warrant issuances resulted in an unrealized gain in the fair value of the derivative liabilities.

Interest expense for the three months ended March 31, 2016 was $0.5 million, compared to $0.05 million for the three months ended March 31, 2015. The increase was primarily due to the 35% prepayment penalty recorded as interest on the conversion of the 8% Bridge Loans into the Series B financing; interest on the 5% and 8% Bridge Loans; and interest on promissory notes with IMT and our CEO, George Schmitt.

Net Loss

For the three months ended March 31, 2016, the Company had a net loss of $4.1 million, as compared to a net loss of $3.5 million for the three months ended March 31, 2015, or an increase of $0.6 million. The increase in net loss is due mainly to an increase in amortization and depreciation and general and administrative expenses discussed above.

Liquidity and Capital Resources

As of March 31, 2016, the Company has working capital of approximately $0.2 million including $0.5 million of cash and cash equivalents. We have incurred net losses of $4.1 million for the three months ended March 31, 2016 and $17.9 million for the year ended December 31, 2015. Additionally, we have incurred negative operating cash flows including cash used in operations of $2.8 million for the three months ended March 31, 2016 and cash used in operations of $7.7 million for the year ended December 31, 2015.

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

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Three Month Period Ended

(In Thousands)

	March 31, 2016	March 31, 2015
Cash flows used in Operations	$(2,836)	$(1,911)
Investing Activities	$(467)	$(755)
Financing Activities	$2,485	$2,042
Cash at end of period	$484	$221

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 totaled $2.8 million as compared to $1.9 million for the three months ended March 31, 2015. Of the $2.8 million, approximately $0.2 million was related to the increase of our inventory, $0.1 million was related to the increase in our payables and the remaining balance consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $0.5 million as compared to $0.8 million for the three months ended March 31, 2015. Cash proceeds from the IMT acquisition was $0.5 million, No capitalization of intangible assets occurred during the three months ended March 31, 2016.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2016 was $2.5 million as compared to cash provided by financing activities of $2.0 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, there were net proceeds from the issuance of Preferred Stock in February totaling $3.0 million and $0.5 million from short-term convertible notes. In the three months ended March 31, 2015 there were net proceeds from the Series B and C Preferred Stock financings totaling $2.7 million.

Cost Reduction Initiatives

In 2015, we implemented cost reduction initiatives that included a decrease in our current full, part-time and contracted workforce. These initiatives resulted in a reduction in monthly operating expenses to approximately $800,000 – an improvement of over 30%. This saved us approximately $3,500,000 in 2015.

On April 6, 2016, we announced the implementation of further additional cost reduction initiatives that will include a decrease in our current, full, part-time and contracted workforce, transitioning other employees to non-cash compensation agreements, and other reductions in operating expenses. These initiatives are expected to result in a monthly decrease of $300,000 in our operating expenses or $2.7 million over the remainder of 2016.

Financing Events

$500,000 Securities Purchase Agreement

On January 29, 2016, we entered into a securities purchase agreement pursuant to which we sold 5% Senior Secured Convertible Promissory Notes (the ‘‘5% Convertible Notes’’) to accredited investors for an aggregate purchase price of $500,000 for net proceeds of $500,000. In connection with the February 2016 offering, all of our obligations under the 5% Convertible Notes have been extinguished.

February 2016 Financing

On February 29, 2016, we closed a public offering of 3,556,660 Units, at a price of $1.00 per Unit, each of which consists of one share of our Series B Convertible Preferred Stock and 0.5 of a Warrant to purchase one share of our common stock at an exercise price of $0.21 per Warrant. We received approximately $3,556,660 in gross proceeds from the offering, before deducting placement agent fees and offering expenses payable by the Company. Roth Capital Partners acted as sole placement agent for the offering. The Company used $1,456,660 of the gross proceeds and repaid the outstanding principal balance and interest on the 8% and 5% Convertible Notes.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, obtain other means of financing, and to fulfill purchase orders. Our ability to recognize revenue and ultimately cash receipts, on purchase orders is contingent upon, but not limited to, acceptable performance of the delivered equipment and services.

Subsequent Financing Events

Asset Purchase Modification Agreement

On April 12, 2016, the Company and IMT entered into the Asset Purchase Modification Agreement, which terminated the Payment Notes, cancelling all principal due, or to become due thereunder and, in their stead, obligated the Company to: (i) upon execution of the Asset Purchase Modification Agreement, pay to IMT $500,000 plus any interest accumulated on the Payment Notes prior to their being cancelled; and (ii) prior to December 31, 2016, deliver to IMT Series D Preferred Shares having an aggregate value of cash proceeds (“Cash Proceeds”), upon conversion of such Series D Preferred Stock into shares of common stock underlying such Series D Preferred Stock, of not less than $2,500,000 ("Series D Shares"), plus interest accrued thereon at 9% per annum, with such Series D Shares to be issued in tranches of $250,000. If IMT does not realize Cash Proceeds of at least $2,500,000 by December 31, 2016, we will be required to either issue additional shares of common stock to IMT, or otherwise raise additional funds to cover the shortfall. Cash Proceeds is determined by the cash or cash equivalents received by IMT upon sale of the Series D Shares issued to IMT upon conversion of any Series D Preferred Stock, net of any transaction costs or expenses. Each time a new Tranche is issued, IMT shall be obligated to provide evidence of its current Cash Proceeds and the remaining amount of the $2,500,000 (plus interest) due. The first Tranche was due within ten business days of the execution of the Asset Purchase Modification Agreement, and subsequent Tranches are due upon notice from IMT that IMT disposed of the Series D Shares of the prior Tranche. The Company paid IMT $500,000 plus accrued interest on April 15, 2016. As of May 20, 2016, 250,000 shares of Series D Convertible Preferred Stock have been issued, all of which have been converted into 2,500,000 shares of common stock.

In connection with the Asset Purchase Modification Agreement, we agreed to register the shares underlying each Tranche on a Registration Statement on Form S-1 or Form S-3 within five (5) business days of the issuance of each Tranche.

April 2016 Financing

On April 15, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors pursuant to which we sold a principal amount of $550,000 of 5% Senior Secured Convertible Promissory Notes for an aggregate purchase price of $500,000. In connection with the Securities Purchase Agreement, we also entered into a security agreement, dated April 15, 2016, pursuant to which we granted the investors a security interest in all of our assets.

In connection with the sale of the 5% Convertible Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the holders of such notes, pursuant to which the Company agreed to file with the Securities and Exchange Commission a Registration Statement on Form S-1, or Form S-3, by no later than April 22nd if the Registration Statement is on Form S-1, or April 29th if the Registration Statement is on Form S-3 (the “Filing Date”), relating to the resale by the holders of all (or such other number as the Commission will permit) of the shares underlying the 5% Convertible Notes (the “Registration Statement”).

If the Registration Statement is not filed by the Filing Date, the Company shall pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 0.5% multiplied by the aggregate subscription amount paid by such holder pursuant to the securities purchase agreement

Warrant Amendments

On April 29, 2016, we entered into amendments with certain holders of our Series A Warrant to Purchase Common Stock, dated August 19, 2015, and our Warrant to Purchase Common Stock, dated February 29, 2016. Each of such warrants was amended to reduce the exercise price to $0.07.

May 2016 S-3 Financing

On May 16, 2016, the Company closed the offering of units in which the Company offered 14,000,000 Units, at a price of $0.07 per Unit, each of which consists of one share of the Company’s common stock, par value $0.00001 per share, and one warrant to purchase one share of the Company’s common stock at an exercise price of $0.1149 per share. The Company received approximately $980,000 in gross proceeds from the offering, before deducting placement agent fees and offering expenses payable by the Company. Roth Capital Partners acted as sole placement agent for the offering.

The Warrants will be exercisable beginning on November 16, 2016 at an exercise price of $0.1149 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, management concluded that as of March 31, 2016, our disclosure controls and procedures were not effective.

Our management has previously identified a material weakness regarding inadequate accounting resources due to the need to hire accounting personnel with the requisite knowledge of U.S. generally accepted accounting principles. The Company made progress to remedy this deficiency through the hiring of a financial controller to support the accounting personnel. The financial controller began employment in September 2013 and has now been fully integrated into the Company’s control process. However, due to the loss of accounting personnel through cost cutting measures in March 2015 and the need to deal with complex accounting transactions, we believe that our disclosure controls are not effective.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of March 31, 2016, we do not have any litigation matters pending.

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

xG TECHNOLOGY, INC.

Date: May 23, 2016	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

Date: May 23, 2016	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.