Form 10-Q
period 2016-06-30
xG TECHNOLOGY, INC.
filed 2016-08-18
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of the Registrant’s common stock outstanding as of August 17, 2016, is 17,128,866.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2016

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets
Cash	$154	$368
Accounts receivable, net of allowance of $184 and $87 ($117 and $138 from related party, respectively)	1,148	641
Inventories, net	3,516	777
Prepaid expenses and other current assets	137	15
Total current assets	4,955	1,801
Inventories, net	2,078	2,078
Property and equipment, net	1,498	792
Intangible assets, net	10,522	11,903
Total assets	$19,053	$16,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,948	$1,196
Accrued expenses	693	252
Accrued interest ($117 and $56 due to related party)	270	137
Due to related parties	392	324
Deferred revenue and customer deposits	182	149
Deferred rent	103	—
Convertible notes payable	335	781
Obligation under capital leases	54	54
Derivative liabilities	1,222	1,284
Total current liabilities	5,199	4,177
Long-term obligation under capital leases, net of current portion	81	106
Convertible note payable	2,000	2,000
Total liabilities	7,280	6,283
Series B convertible preferred stock – $0.00001 par value per share: 5,000,000 and 0 shares authorized at June 30, 2016 and December 31, 2015; 0 and 0 issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Total convertible preferred stock	—	—
Stockholders’ equity
Series D convertible preferred stock – $0.00001 par value per share: 5,000,000 shares authorized; 250,000 and 0 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock – $0.00001 par value, 100,000,000 shares authorized, 8,270,015 and 1,685,642 shares issued and 8,269,996 and 1,685,623 outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid in capital	206,837	198,710
Treasury stock, at cost – 19 shares at June 30, 2016 and December 31, 2015, respectively	(22)	(22)
Series D Preferred Stock Issuable	2,000	—
Accumulated deficit	(197,042)	(188,397)
Total stockholders’ equity	11,773	10,291
Total liabilities and stockholders' equity	$19,053	$16,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$1,655	$374	$2,584	$957
Cost of revenue and operating expenses
Cost of components and personnel	814	245	1,240	575
Inventory valuation adjustments	42	—	110	—
General and administrative expenses	2,377	1,947	4,413	3,666
Research and development expenses	1,542	1,112	3,202	2,661
Amortization and depreciation	1,512	958	2,867	1,918
Total cost of revenue and operating expenses	6,287	4,262	11,832	8,820
Loss from operations	(4,632)	(3,888)	(9,248)	(7,863)
Other income (expense)
Changes in fair value of derivative liabilities	(1,773)	5	(1,260)	490
Offering expenses (See Note 8)	(158)	—	(158)	—
Gain on bargain purchase	2,237	—	2,749	—
Other expense	(58)	(26)	(57)	(26)
Interest expense, net	(198)	(48)	(671)	(95)
Total other income (expense)	50	(69)	603	369
Net loss	$(4,582)	$(3,957)	$(8,645)	$(7,494)
Preferred stock dividends and deemed dividends	(1,438)	(2,385)	(1,808)	(3,455)
Net loss attributable to common shareholders	$(6,020)	$(6,342)	$(10,453)	$(10,949)
Basic and diluted net loss per share	$(0.98)	$(16.78)	$(2.54)	$(34.76)
Weighted average number of shares outstanding basic and diluted	6,135	378	4,112	315

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Series D Preferred Stock			Common Stock		Additional Paid In	Treasury	Series D Preferred	Accumulated
	Shares	Amount		Shares	Amount	Capital	Stock	Stock Issuable	Deficit	Total
Balance, January 1, 2016		$		1,685,642	$—	$198,710	$(22)	$—	$(188,397)	$10,291
Net loss				—	—	—	—	—	(8,645)	(8,645)
Recognition of preferred stock issuable to IMT and issuance of initial tranches (See Note 1)	500,000		—	—	—	500	—	2,000	—	2,500
Stock based compensation	—		—	—	—	180	—	—	—	180
Compensation granted in common stock	—		—	818,942	—	1,020	—	—	—	1,020
Issuance of common stock in connection with underwritten offering	—		—	1,166,667	—	125	—	—	—	125
Issuance of common stock to settle amounts due to related parties	—		—	89,633	—	244	—	—	—	244
Issuance of common stock in connection with Series B Preferred Stock conversion	—		—	3,262,930	—	4,530	—	—	—	4,530
Issuance of common stock in connection with Series D Preferred Stock conversion	(250,000)		—	208,334	—	—	—	—	—	—
Issuance of common stock in connection with warrant exercise	—		—	644,658	—	492	—	—	—	492
Issuance of common stock in connection with conversion of convertible notes payable	—		—	393,209	—	465	—	—	—	465
Reclassification of derivative liabilities	—		—	—	—	2,379	—	—	—	2,379
Preferred stock dividends and deemed dividends	—		—	—	—	(1,808)	—	—	—	(1,808)
Balance, June 30 , 2016	250,000		$—	8,270,015	$—	$206,837	$(22)	$2,000	$(197,042)	$11,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(8,645)	$(7,494)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on bargain purchase	(2,749)	—
Stock based compensation	180	278
Payment made in stock (payroll and consultants)	1,020	1,065
Allowance for doubtful accounts	97	66
Depreciation and amortization	2,867	1,918
Change in fair value of derivative liabilities	1,260	(464)
Amortization of debt discount	50	43
Inventory valuation adjustment	110	—
Offering expenses (See Note 8)	158	—

Changes in assets and liabilities
Accounts receivable	72	(329)
Inventory	480	511
Prepaid expenses and other current assets	(67)	86
Accounts payable	329	732
Deferred rent	(64)	—
Accrued expenses and interest expense	196	(7)
Deferred revenue and customer deposits	33	(292)
Due to related parties	312	726
Acquisition of equipment under capital lease obligation	—	77
Net cash used in operating activities	$(4,361)	$(3,084)
Cash flows from investing activities
Cash disbursed in IMT acquisition, net	(23)	—
Capital expenditures for property and equipment	(12)	(130)
Capitalization of intangible assets	—	(1,167)
Net cash used in investing activities	(35)	(1,297)
Cash flows from financing activities
Repayment of capital lease obligation	(25)	(65)
Proceeds from issuance of convertible preferred stock, common stock and warrants	4,537	2,677
Costs incurred in connection with financings	(791)	—
Proceeds from issuance of convertible notes payable	1,000	1,167
Principle repayments of convertible notes payable	(1,031)	—
Proceeds from the exercise of warrants	492	—
Net cash provided by financing activities	4,182	3,779
Net decrease in cash	(214)	(602)
Cash, beginning of period	368	758
Cash, end of period	$154	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(IN THOUSANDS)

	Six Months Ended June 30,
	2016	2015
Cash paid for interest	$472	$—
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of investing and financing activities
Issuance of common stock in connection with conversion of amounts due to related party	$—	$1,756
Conversion of Series B Convertible Preferred Stock into common stock	2,722	2,598
Conversion of Series D Convertible Preferred Stock into common stock	250	—
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	376	255
Issuance of common stock in connection with the conversion of convertible notes payable	465	—
Amortization of commitment fees	—	90
Issuance of Series D Preferred Stock	500	—
Settlement of amounts due to related parties with issuance of common stock	244	—
Stock issued as payment of fees on convertible preferred stock	—	88
Dividends and deemed dividend on Series B Preferred Stock conversion	1,808	3,455
Stock issued as payment of interest on convertible notes	—	90

Purchase Consideration

Amount of consideration:	$3,000	—

Tangible assets acquired and liabilities assumed at fair value
Cash	$477	—
Accounts receivable	676	—
Inventories	3,329	—
Property and equipment	1,470	—
Other current assets	55	—
Accounts payable and deferred revenue	(423)	—
Deferred rent	(167)	—
Accrued expenses	(378)	—
Net tangible assets acquired	$5,039	—

Identifiable intangible assets
Trade names and technology	$350	—
Customer relationships	360	—
Total Identifiable Intangible Assets	$710	—

Total net assets acquired	$5,749
Consideration paid	3,000	—
Gain on bargain purchase	$2,749	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 29, 2016, the Company completed the acquisition of certain assets and liabilities that constitute the business of Integrated Microwave Technologies, LLC, a Delaware limited liability company (‘‘IMT’’), pursuant to an asset purchase agreement by and between the Company and IMT (the ‘‘Asset Purchase Agreement’’). Pursuant to the terms of the Asset Purchase Agreement, the Company acquired substantially all of the assets and liabilities of IMT in connection with, necessary for or material to IMT’s business of designing, manufacturing and supplying of Coded Orthogonal Frequency Division Multiplexing (COFDM) microwave transmitters and receivers serving the broadcast, sports and entertainment, military, aerospace and government markets (the ‘‘Transaction’’). The purchase price for the Transaction was $3,000,000, which was initially paid through: (i) the issuance of a promissory note in the principal amount of $1,500,000 due March 31, 2016 (the ‘‘Initial Payment Note’’); and (ii) the issuance of a promissory note in the principal amount of $1,500,000 due July 29, 2017 (the ‘‘Deferred Payment Note’’, and together with the Initial Payment Note, the “Payment Notes”). On April 12, 2016, the Company entered into an Asset Purchase Modification Agreement (the “Asset Purchase Modification Agreement”) with IMT, which terminated the Payment Notes, cancelling all principal due, or to become due thereunder and in their stead obligated the Company to: (i) upon execution of the Asset Purchase Modification Agreement, pay to IMT $500,000 plus any interest accumulated on the Payment Notes prior to their being cancelled; and (ii) prior to December 31, 2016, deliver to IMT shares (the “Series D Shares”) of the Company’s Series D Convertible Preferred Stock, par value $0.00001 per share, (the “Series D Preferred Stock”) having an aggregate value of cash proceeds (“Cash Proceeds”), upon conversion of such Series D Shares into shares of common stock underlying such Series D Shares, of not less than $2,500,000, plus interest accrued thereon at 9% per annum, with such Series D Shares to be issued in tranches of $250,000 (the “Tranches”). If IMT does not realize Cash Proceeds of at least $2,500,000 by December 31, 2016, the Company will be required to either issue additional shares of common stock to IMT, or otherwise raise additional funds to cover the shortfall. Cash Proceeds is determined by the cash or cash equivalents received by IMT upon sale of the shares of common stock issued to IMT upon conversion of any Series D Shares, net of any transaction costs or expenses. Each time a new Tranche is issued, IMT shall be obligated to provide evidence of its current Cash Proceeds and the remaining amount of the $2,500,000 (plus interest) due. The first Tranche was due within ten days of the execution of the Asset Purchase Modification Agreement, and subsequent Tranches are due upon notice from IMT that IMT disposed of the Series D Shares of the prior Tranche. The Company paid IMT $500,000 plus accrued interest on April 15, 2016. As of August 15, 2016, 750,000 shares of Series D Convertible Preferred Stock have been issued, of which 750,000 have been converted into 625,002 shares of common stock.

IMT comprises the microwave brands Nucomm and RF Central offering customers worldwide complete video solutions. Nucomm is a premium brand of digital broadcast microwave video systems. RF Central is an innovative brand of compact microwave video equipment for licensed and license-free sports and entertainment applications. IMT is a trusted provider of mission-critical wireless video solutions to state, local and federal police departments. The xG subsidiary, Integrated Microwave Technology, LLC was formed in February 2016 as a Delaware limited liability company.

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

Reverse Stock Split

On June 10, 2016, the Company’s Board of Directors (the “Board”) approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-12. On June 20, 2016, the Company effected the 1-for-12 reverse stock split. Upon effectiveness of the reverse stock split, every 12 shares of outstanding common stock decreased to one share of common stock. Throughout this report the reverse split was retroactively applied to all periods presented.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the financial statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and the results of its cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016 may not be indicative of results for the full year ending December 31, 2016.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of xG Technology, Inc. and its wholly-owned subsidiary since the date the acquisition of IMT was completed. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made in the unaudited consolidated financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts and the valuation of the assets and liabilities acquired in the acquisition of IMT.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted loss per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share at June 30, 2016 and 2015 excludes the potentially dilutive securities for 1.4 million shares and 0.01 million shares, respectively, underlying the options, warrants, convertible debt and convertible preferred stock, as their effect on loss per share would be anti-dilutive.

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

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

Recently Issued Accounting Principles

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-08 on the condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU No. 2016-09 will have on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU No. 2016-10 will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

NOTE 2 — GOING CONCERN

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. At June 30, 2016, the Company has an accumulated deficit of $197.0 million and a net loss of approximately $8.6 million for the six months ended June 30, 2016. As of June 30, 2016, the Company has been funding its business principally through debt and equity financings and advances from related parties. The Company continues to experience significantly long sales cycles in certain areas, most notably, in the first responder, public safety, military and rural telco markets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If the Company is unable to raise additional capital and/or close on some of its revenue producing opportunities in the near term, the carrying value of its assets may be materially impacted. The financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 — ACQUISITION OF IMT

Acquisition of Integrated Microwave Technologies, LLC

The fair value of the purchase consideration issued to the sellers of IMT was allocated to the net tangible assets acquired and to the separately identifiable intangibles. The excess of the aggregate fair value of the net tangible assets and identified intangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of IMT’s business and the results of a third party appraisal commissioned by management. The third party appraisal commissioned by management was finalized during the second quarter which resulted in the modification of the fair values estimated of certain assets acquired as compared to the preliminary amounts previously reported.

Purchase Consideration

Amount of consideration:	$3,000,000

Tangible assets acquired and liabilities assumed at fair value
Cash	$477,000
Accounts receivable	676,000
Inventories	3,329,000
Property and equipment	1,470,000
Other current assets	55,000
Accounts payable and deferred revenue	(423,000)
Deferred rent	(167,000)
Accrued expenses	(378,000)
Net tangible assets acquired	$5,039,000

Identifiable intangible assets
Trade names and technology	$350,000
Customer relationships	360,000
Total Identifiable Intangible Assets	$710,000

Total net assets acquired	$5,749,000
Consideration paid	3,000,000
Gain on bargain purchase	$2,749,000

The following presents the unaudited pro-forma combined results of operations of the Company with IMT as if the acquisition occurred on January 1, 2015.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2016	2015
Revenues, net	$1,767	$3,068	$4,052
Net loss allocable to common shareholders	$(7,122)	$(10,730)	$(11,949)
Net loss per share	$(18.89)	$(2.60)	$(37.93)
Weighted average number of shares outstanding	377	4,122	$315

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2015 or to project potential operating results as of any future date or for any future periods.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses		Trade Names & Technology			Customer Relationships
		Accumulated		Accumulated			Accumulated			Accumulated
	Costs	Amortization	Costs	Amortization	Costs		Amortization	Costs		Amortization	Net
Balance as of December 31, 2015	$18,647,000	$(11,500,000)	$12,378,000	$(7,622,000)	$		$	$		$	$11,903,000

Additions	-	-	-	-		350,000	-		360,000	-	710,000

Amortization	-	(1,735,000)	-	(332,000)		-	(16,000)		-	(8,000)	(2,091,000)
Balance as of June 30, 2016	$18,647,000	$(13,235,000)	$12,378,000	$(7,954,000)		$350,000	$(16,000)		$360,000	$(8,000)	$10,522,000

Software Development Costs

At June 30, 2016 and December 31, 2015, the Company has net software capitalized costs of $5.4 million and $7.2 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized amortization of software development costs of $1.8 million and $1.5 million, respectively. During the three months ended June 30, 2016 and 2015, the Company recognized amortization of software development costs available for sale of $0.6 million and $0.8 million, respectively.

Patents & Licenses

At June 30, 2016 and December 31, 2015, the Company has net capitalized patents and licenses of $4.4 million and $4.8 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The Company recognized $0.3 million of amortization expense related to patents and licenses for the six months ended June 30, 2016 and 2015 and $0.2 million for the three months ended June 30, 2016 and 2015.

Other Intangible Assets

The Company’s remaining intangible assets include the trade names and customer lists acquired in its acquisition of IMT. The Company amortizes Trade Names and Customer Relationships over their useful lives which range between 6 to 15 years.

Future estimated amortization expense for the Company’s intangible assets is as follows:

Balance 2016	$1,967,000
2017	3,642,000
2018	1,754,000
2019	738,000
2020	738,000
2021 and thereafter	1,683,000
$10,522,000

NOTE 5 — CONVERTIBLE NOTES PAYABLE

$500,000 Securities Purchase Agreement

On January 29, 2016, the Company entered into a securities purchase agreement pursuant to which the Company sold 5% Senior Secured Convertible Promissory Notes (the ‘‘5% Convertible Notes’’) to accredited investors for an aggregate purchase price of $500,000. In connection with the February 2016 offering (as disclosed in Note 7), all of the outstanding obligations under the 5% Convertible Notes were repaid. In connection with the repayment, the Company paid interest and prepayment penalties of $178,000 which is included in interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2016.

NOTE 5 — CONVERTIBLE NOTES PAYABLE (continued)

April 2016 Financing

On April 15, 2016, the Company entered into a securities purchase agreement (the ‘‘Securities Purchase Agreement’’) with certain accredited investors pursuant to which it sold a principal amount of $550,000 of 5% Senior Secured Convertible Promissory Notes for an aggregate purchase price of $500,000 (the ‘‘April 5% Convertible Notes’’). The original issue discount of $50,000 was recorded as a debt discount and fully amortized and recorded as interest expense for the six months ending June 30, 2016. In connection with the Securities Purchase Agreement, the Company also entered into a security agreement, dated April 15, 2016, pursuant to which the Company granted the investors a security interest in all of its assets. As of June 30, 2016, $215,000 principal was converted into 242,420 shares of common stock. See Note 12 as remaining principal balance was extinguished in July 2016.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Leases:

The Company's office rental, deployment sites and warehouse facility expenses equaled in aggregate approximately $171,000 and $128,000 for the three months ended June 30, 2016 and 2015, respectively, and $330,000 and $245,000 for the six months ended June 30, 2016 and 2015, respectively. The leases in connection with these facilities will expire on different dates from 2016 through 2019. Total obligation under minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Amount
Balance 2016	$395,000
2017	241,000
2018	87,000
2019	66,000
$789,000

In connection with the acquisition of IMT, the Company assumed the lease obligations relating to IMT’s warehouse and office space. Future payments under such lease will amount to $180,000 for the year ending December 31, 2016 and $60,000 for the year ending December 31, 2017. IMT’s lease expires in February of 2017.

Legal:

The Company is subject, from time to time, to claims by third parties under various legal matters. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the six months ended June 30, 2016 the Company did not have any material legal actions pending.

NOTE 7 — PREFERRED STOCK

Series A Preferred Stock and Series C Preferred Stock

The Series A Convertible Preferred Stock and Series C Convertible Preferred Stock were cancelled on February 5, 2016.

Series B Preferred Stock

On February 5, 2016, the Company filed an Amended and Restated Certificate of Designation of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to modify the terms of the Series B Preferred stock and the following terms were amended:

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

NOTE 7 — PREFERRED STOCK (continued)

Redemption of Series B Preferred Stock

Upon the occurrence of certain triggering events (including if the Series B Preferred Stock or common stock underlying the Series B Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against us shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by us), the holders of Series B Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Series B Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by the lower of (x) $3.00 or (y) 87.5% of the lowest volume weighted average price of our common stock during the five (5) consecutive trading-day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series B Preferred Stock; provided that the conversion price will not be less than the Floor Price, which Floor Price will not be adjusted for stock splits, share combinations and similar transactions. The Floor Price is $0.10 per share.

February 2016 Financing

On February 29, 2016, the Company closed a public offering of 296,389 Units, at a price of $12.00 per Unit, each of which consists of one share of Series B Preferred Stock (as amended) and 0.5 of a Warrant to purchase one share of its common stock at an exercise price of $2.52 per Warrant. The Company received approximately $3,556,660 in gross proceeds from the offering, and incurred costs of $604,000. Roth Capital Partners acted as sole placement agent for the offering. As further discussed in Note 9, the warrants issued in connection with the February 2016 Financing contain provisions permitted the holders to net cash settle upon certain events at the Company. As such, the warrants were accounted for as derivative liabilities. Of the total gross proceeds received by the Company, $231,000 were allocated to the fair value of the warrant liabilities on the date of the transaction.

In connection with the February 2016 offering, the Company repaid $1,030,611 in principal on its 5% and 8% convertible notes, and paid, $48,113 interest and $377,935 in prepayment penalties to the note holders. All of the Company’s obligations under the 8% and 5% Convertible Notes have been extinguished.

From March 1, 2016 to June 30, 2016, all of the Company’s outstanding shares of the Series B Preferred Stock have been converted into 3,262,930 shares of common stock. As of June 30, 2016, none of the Series B Preferred Stock remains outstanding. As a result of the conversion, the Company recorded contractual and deemed dividends of $1,808,000, which represents the difference in the fair value of the common stock issued ($4,530,000) and original net carrying value of the preferred stock converted ($2,772,000).

Series D Convertible Preferred Stock

As previously disclosed in Note 1, in connection with the acquisition of IMT, the Company is obligated to issue to IMT an amount of Series D Convertible Shares equal to at least $2,500,000. On the date the Asset Purchase Modification Agreement was completed, the fair value of the obligation to IMT was determined to be $2,500,000 and was included in Series D Preferred Stock Issuable on the condensed consolidated balance sheet. During the six months ended June 30, 2016, the Company issued 500,000 shares of its Series D Preferred Stock, of which 250,000 were then converted into 208,334 shares of the Company’s common stock. In connection with the Asset Purchase Modification Agreement, the Company could be obligated to issue additional shares of Series D Convertible Preferred Stock to IMT if, upon IMT selling the 208,334 shares of common stock, they receive less than $1.20 per share. At June 30, 2016, the trading price of the Company’s common stock was $1.10.

Pursuant to the Asset Purchase Modification Agreement, the Company is required to issue Series D Shares to IMT on an on-going basis until IMT realizes cash proceeds of at least $2,500,000. If IMT does not realize Cash Proceeds of at least $2,500,000 by December 31, 2016, the Company will be required to either issue additional shares of common stock to IMT, or otherwise raise additional funds to cover the shortfall.

Stated Value

The stated value of the Series D Convertible Preferred Stock (the “Series D Preferred Stock”) is $1.00 per share.

Ranking

The Series D Preferred Stock shall rank junior to the Series B Preferred Stock, $0.00001 par value per share, of the Company in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company. The Series D Preferred Stock will rank senior to all of the Company’s common stock and other classes of capital stock with respect to dividend rights and/or rights upon distributions, liquidation, dissolution or winding up of the Company, other than to the Series B Preferred Stock and any class of parity stock that the holders of a majority of the outstanding shares of Series D Preferred Stock consent to the creation of.

NOTE 7 — PREFERRED STOCK (continued)

Liquidation Preference of Preferred Stock

Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, before the payment of any amount to the holder of shares of junior stock, but pari passu with any parity stock, the holders of Preferred Stock are entitled to receive the amount equal to the greater of (i) the stated value of the Series D Preferred Stock or (ii) the amount the holder of Series D Preferred Stock would receive if such holder converted the Series D Preferred Stock into common stock immediately prior to the date of the liquidation event, including accrued and unpaid dividends.

Conversion Rights of Preferred

A holder of Series D Preferred Stock shall have the right to convert the Series D Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to $1.20 per share, which is adjusted for any share dividend, share split, share combination, reclassification or similar transaction that proportionately decreases or increases the common stock.

Voting Rights

Except with respect to certain material changes in the terms of the Series D Preferred Stock and certain other matters, and except as may be required by Delaware law, holders of Preferred Stock shall have no voting rights. The approval of a majority of the holders of the Series D Preferred Stock is required to amend the Certificate of Designations.

NOTE 8 — STOCKHOLDERS’ EQUITY

August 2015 Warrants

As a result of the Series B Preferred Stock having a floor price of $1.20 in the February 2016 offering, the exercise price of the unexercised Series A warrants remaining from the August 2015 Financing was adjusted to $1.20. On April 29, 2016, the Company entered into additional amendments with certain holders of the Series A warrants to reduce the exercise price to between $0.60 and $0.84. From February 29, 2016 to June 30, 2016, 496,462 of the Series A Warrants were exercised into 496,462 shares of the Company’s common stock. The Company received $367,000 in gross proceeds from the exercise. At the time the Company modifies an exercise price, the warrant liabilities are marked to market with the resulting change in fair value included in change in fair value of derivative liabilities on the condensed consolidated statement of operations.

February 2016 Warrants

On April 29, 2016, the Company entered into amendments with certain holders of the February warrants to reduce the exercise price to $0.84. From April 1, 2016 to June 30, 2016, 148,196 of the warrants issued in connection with the February 2016 financing, have been exercised into 148,195 shares of common stock. The Company received $125,000 in gross proceeds from the exercise. At the time the Company modifies an exercise price, the warrant liabilities are marked to market with the resulting change in fair value included in change in fair value of derivative liabilities on the condensed consolidated statement of operations.

May 2016 Financing

On May 16, 2016, the Company closed an offering of units in which the Company offered 1,166,667 Units, at a price of $0.84 per Unit, each consisting of one share of common stock, par value $0.00001 per share, and one warrant to purchase one share of common stock at an exercise price of $1.3788 per share. The Company received approximately $980,000 in gross proceeds from the offering, before deducting placement agent fees and offering expenses of $187,000. Roth Capital Partners acted as sole placement agent for the offering. The Warrants will be exercisable beginning on November 16, 2016 at an exercise price of $1.3788 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

As discussed in Note 9, the warrants issued in the May 2016 Financing contain provisions whereby the holder can net cash settle upon certain events occurring at the Company. As such, the warrants were recorded by the Company as derivative liabilities upon completion of the May 2016 Financing. Of the total gross proceeds, $826,000 were recorded as derivative liabilities and $154,000 were recorded within stockholders’ equity at the date of issuance. Of the total aggregate costs of the offering, $158,000 were included in other expense on the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and $29,000 were recorded as a reduction to stockholders’ equity.

Conversions of 8% Notes

During the six months ended June 30, 2016, the holders of the 8% Convertible notes converted $250,000 principal into 150,790 shares of common stock.

Conversion of April 2016 Notes

As of June 30, 2016, the holders of the April 2016 Convertible notes converted $215,000 principal into 242,420 shares of common stock.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Other Common Stock Issuances

During the six months ended June 30, 2016, the Company issued a total of 818,942 shares of common stock having a fair value to employees, directors, consultants and general counsel in lieu of paying $1,020,000 worth of services.

Warrants and Options

During the three and six months ended June 30, 2016, the Company recorded $82,000 and $182,000 as stock compensation expense from the amortization of stock options issued in prior periods. During the three and six months ended June 30, 2015, the Company recorded $145,000 and $278,000 as stock compensation expense from the amortization of stock options issued in prior periods.

The Company has issued warrants and options outside of the equity incentive plans. A summary of the warrant and option activity is as follows:

	Number of Warrants and Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2016	776,879	$80.04
Granted	1,314,865	1.32
Exercised	(644,658)	0.48
Forfeited or Expired	(11,198)	2,266.34
Outstanding, June 30, 2016	1,435,888	26.62
Exercisable, June 30, 2016	260,993	$138.88

NOTE 9 — DERIVATIVE LIABILITIES

Each of the warrants issued in connection with the August 2015 underwritten offering, the February 2016 Series B Preferred Stock Offering and May 2016 Financing have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The following are the key assumptions were used in connection with the valuation of the warrants exercisable into common stock at June 30, 2016:

	November 2015	May 2016
Number of shares underlying the warrants on June 30, 2016	204,168	1,166,667
Fair market value of stock	$1.10	$1.10
Exercise price	$9.00	$1.3788
Volatility	152%	169%
Risk-free interest rate	0.59%	0.97%
Expected dividend yield	—	—
Warrant life (years)	2.23	4.9

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

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s Condensed Consolidated Statements of Operations in each subsequent period.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. In order to calculate fair value, the Company uses a binomial model style simulation, as the value of certain features of the warrant derivative liabilities would not be captured by the standard Black-Scholes model.

NOTE 9 — DERIVATIVE LIABILITIES (continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$938,000	$520,000	$1,284,000	$270,000
Recognition of conversion feature liability	—	-	—	772,000
Recognition of warrant liabilities on issuance dates	826,000	29,000	1,057,000	441,000
Reclassification to stockholders’ equity upon exercise	(2,315,000)	(224,000)	(2,379,000)	(673,000)
Change in fair value of derivative liabilities	1,773,000	(5,000)	1,260,000	(490,000)
Ending balance	$1,222,000	$320,000	$1,222,000	$320,000

NOTE 10 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. For the three and six months ended June 30, 2016 and 2015, the Company incurred fees related to the Management Agreement of $75,000 and $150,000, respectively. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Chief Executive Officer and Chairman of the Board, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company, arranges a merger, consolidation or sale by the Company of substantially all of the assets. The Company incurred approximately $286,000 as a success fee for equity financings that closed between August 1, 2015 and June 30, 2016, which was recorded in General and Administrative expenses as consulting fees.

On March 3, 2016, our Board of Directors approved the issuance of up to $300,000 in shares of common stock to MB Technology Holdings, LLC as compensation for financial services in connection with the IMT acquisition. Such shares of common stock were to be issued to MBTH in an initial tranche in the amount of $150,000 on March 15, 2016, which shares of common stock have not yet been issued and a second tranche to MBTH of up to $150,000 in shares of common stock if IMT achieves certain performance goals by December 31, 2016. On August 10, 2016, the disinterested members of the Board of Directors believing it is in the best interest of the Company, have resolved to pay the award in cash instead of shares. The Company accrued $150,000 in the due to related party balance owed to MBTH and has not been paid as of the date of this report.

During the three and six months ended June 30, 2016, the Company issued 89,633 shares of common stock to MBTH in settlement of amounts due of $244,000. The balance outstanding to MBTH at June 30, 2016 and December 31, 2015 is $92,000 and $24,000, respectively and has been included in due to related parties on the Condensed Consolidated Balance Sheet.

George Schmitt- Due to Related Party

As of June 30, 2016, the Company owes a balance of $300,000 in principal and $68,841 in interest to George Schmitt, Chief Executive Officer and Chairman of the Board from advances Mr. Schmitt made to the Company in 2015. For the three and six months ended June 30, 2016, the Company accrued interest expense of $6,000 and $12,000, respectively. See Note 12.

NOTE 11 — CONCENTRATIONS

During the six months ended June 30, 2016, the Company recorded revenue from individual sales or services rendered of $325,000 (13%), which is in excess of 10% from one customer of the Company’s total consolidated sales. During the three months ended June 30, 2016, the Company recorded revenue from individual sales or services rendered of $200,000 (12%) and $189,000 (11%), in excess of 10% of the Company’s total consolidated sales.

During the six months ended June 30, 2015, the Company recorded revenue from individual sales or services rendered of $427,000 (45%), $194,000 (20%) and $122,000 (13%) in excess of 10% of the Company’s total sales. During the three months ended June 30, 2015, the Company recorded revenue from individual sales or services of $193,000 (51%), $95,000 (25%) and $55,000 (15%) in excess of 10% of the Company’s total sales

At June 30, 2016, approximately 57% of net accounts receivable was due from four customers, respectively, as follows: $232,000 (20%), $189,000 (16%) due from unrelated parties and $117,000 (10%), and $115,000 (10%) due from a related party. At December 31, 2015, approximately 100% of net accounts receivable was due from three customers broken down individually as follows: $272,000 (43%) and $231,000 (36%) due from unrelated parties, and $138,000 (21%) due from a related party.

During the three and six months ended June 30, 2016, approximately 33% and 32%, respectively of the Company’s inventory purchases were derived from two vendors.

During the six months ended June 30, 2015, approximately 100% of the Company’s inventory purchases were derived from seven vendors. During the three months ended June 30, 2015, approximately 100% of the Company’s inventory purchases were derived from four vendors.

NOTE 12 — SUBSEQUENT EVENTS

July 2016 Financing

On July 20, 2016, the Company closed an underwritten public offering of Units. The Company sold 7,300,000 Units, at a price of $0.685 per Unit, each of which consists of one share of common stock, par value $0.00001 per share, and 1.25 of a warrant to purchase one share of common stock at an exercise price of $0.685 per share. The Company also granted to the underwriters a 45-day option to acquire an additional 1,095,000 shares of common stock and/or warrants to purchase 1,368,750 shares of common stock to cover over-allotments. On July 15, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase 1,368,750 shares of common stock. The Company received approximately $4.44 million in net proceeds from the offering, including exercise of the over-allotment option, after deducting the underwriting discount and estimated offering expenses payable by the Company. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance. Roth Capital Partners acted as sole book-running manager for the offering. Aegis Capital Corp. acted as co-lead manager for the offering.

Conversions of April 2016 Notes

As it relates to the Securities Purchase Agreement (previously defined in Note 5), from July 1, 2016 to July 11, 2016, $144,724 in principal on the convertible notes was converted into 215,914 shares of the Company’s common stock. On July 20, 2016, the Company repaid the remaining outstanding principal of $190,276, $20,625 in interest and $63,270 in prepayment penalties to the note holders. All of the Company’s obligations under the convertible notes issued in connection with the Securities Purchase Agreement have been extinguished.

George Schmitt Loan

On July 25, 2016, the Company repaid the outstanding principal totaling $300,000 and $70,484 in interest to George Schmitt. All of the Company’s obligations under George Schmitt’s advances have been repaid.

Conversions and Balances of Outstanding Series D Preferred Stock from April 2016 Asset Purchase Modification Agreement

Subsequent to June 30, 2016, the Company has issued 250,000 of its Series D Preferred Stock. From July 1, 2016 to August 15, 2016, 500,000 shares of the Series D Convertible Preferred Stock have been converted into 416,667 shares of common stock.

Treco Issuance

From July 1, 2016 to August 15, 2016, the Company issued a total of 96,526 shares of common stock in repayment of $90,000 of interest relating to its $2 milliion long-term convertible note payable.

Other Common Stock Issuances

From July 1, 2016 to August 15, 2016, the Company issued a total of 829,743 shares of common stock having a fair value of $493,000 to employees, directors, consultants and general counsel in lieu of paying cash for their services.

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

Overview

The overarching strategy of xG Technology, Inc. is to design, develop and deliver advanced wireless communications solutions across its business units that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions.

xG Technology is comprised of two business units: our xMax unit, which provides product and service solutions marketed under the xMax brand name, and Integrated Microwave Technology (‘‘IMT’’) our wholly owned subsidiary, which provides product and service solutions marketed under the brand names Nucomm, RF Central and IMT. Nucomm is a premium brand of digital broadcast microwave video systems. RF Central is a well-established brand of compact microwave video equipment for licensed and license-free sports and entertainment applications. The IMT products are focused on providing mission-critical wireless video solutions to state, local and federal police departments. While the brands of xMax and IMT are managed as separate reporting units and operate independently, there is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities.

xMax:

Our xMax unit develops, manufactures and sells equipment that utilizes a broad portfolio of innovative intellectual property to enhance wireless communications. Our intellectual property is embedded in proprietary software algorithms that offer cognitive interference mitigation and spectrum access solutions for numerous applications using commercial off-the-shelf devices. The implementation of our cognitive radio intellectual property is called ‘‘xMax’’. The xMax product and service suite includes access points, mobile switching centers, network management systems, deployment tools and proactive customer support. Customers within this market include telecommunication services, public safety, telemedicine as well as the U.S. Government and Department of Defense.

Given the proliferation of smartphones, in 2013, the Company introduced an improved product line that could handle both voice and data services. These products, the CN1100 Access Point (‘‘CN1100’’), the CN5100 Mobile Hotspot (‘‘CN5100’’), and the CN3100 Vehicle Modem (‘‘CN3100’’), are able to communicate with any Wi-Fi enabled commercial off-the-shelf device.

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

We believe that the xMax system is the only commercially available cognitive radio network system that includes our interference mitigation and spatial processing technologies. These proprietary technologies enable our xMax system to increase capacity on already crowded airwaves by improving interference tolerance, thereby enabling the delivery of higher Quality of Service (‘‘QoS’’) than other technologies that would not be able to cope with the interference. We believe that the xMax system will also, when operating on more than one radio channel, deliver dynamic spectrum access by using our patented self-organizing network techniques. Furthermore, the xMax system can be used to provide additional capacity to licensed spectrum by identifying and utilizing unused bandwidth within the licensed spectrum. Although currently designed to operate within the 902 − 928 MHz unlicensed band of spectrum, our system is frequency agnostic. xMax also serves as a mobile voice over internet protocol (‘‘VoIP’’) and broadband data system that utilizes an end-to-end Internet Protocol (‘‘IP’’) system architecture.

The xMax system allows mobile operators to utilize free, unlicensed 902 − 928 MHz ISM band spectrum (which spectrum is available in all of the Americas except French Guiana) instead of purchasing scarce and expensive licensed spectrum. Our xMax system will also enable enterprises to set up a mobile communications network in an expeditious and cost-effective manner.

IMT:

Our IMT unit, which provides product and service solutions marketed under the brand names Nucomm, RF Central and IMT, develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. Its products are primarily used in the transmission of video to address three major market areas: Broadcasting, Sports and Entertainment, and Government/Surveillance. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has an established reputation of delivering complex bespoke engineering solutions managed to tight deadlines for the past 20 years and is considered a leader in ultra compact COFDM wireless technology. IMT’s experience with this technology has allowed it to develop integrated solutions that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

The Broadcasting market consists of electronic news gathering, wireless camera systems, portable microwaves, and fixed point to point systems. Customers within this market are blue-chip tier-1 major network TV stations that include over-the-air broadcasters, and cable and satellite news providers. For this market, IMT designs, develops and markets solutions for use in news helicopters, ground-based news vehicles, camera operations, central receive sites, remote onsite and studio newscasts and live television events.

The Sports and Entertainment market consists of key segments that include sports production, sports venue entertainment systems, movie director video assist, and the non-professional user segment. Customers within this market are major professional sports teams, movie production companies, live video production service providers, system integrators and a growing segment of drone and unmanned ground vehicle providers. Among the key solutions IMT provides to this market are wireless camera systems and mobile radios.

The Government/Surveillance market consists of key segments that include state and local law enforcement agencies, federal ‘‘3-letter’’ agencies and military system integrators. Customers within this market include recognizable state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice and the Department of Home Land Security. The key solutions IMT provides to this market are manned and unmanned aerial and ground systems, mobile and handheld receive systems and transmitters for concealed video surveillance.

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

On April 12, 2016, we entered into an Asset Purchase Modification Agreement (the “Asset Purchase Modification Agreement”) with IMT, which terminated the Payment Notes, cancelling all principal due, or to become due thereunder and in their stead obligated us to: (i) upon execution of the Asset Purchase Modification Agreement, pay to IMT $500,000 plus any interest accumulated on the Payment Notes prior to their being cancelled; and (ii) prior to December 31, 2016, deliver to IMT shares (the “Series D Shares”) of the Company’s Series D Convertible Preferred Stock, par value $0.00001 per share, (the “Series D Preferred Stock”) having an aggregate value of cash proceeds (“Cash Proceeds”), upon conversion of such Series D Shares into shares of common stock underlying such Series D Shares, of not less than $2,500,000, plus interest accrued thereon at 9% per annum, with such Series D Shares to be issued in tranches of $250,000 (the “Tranches”). If IMT does not realize Cash Proceeds of at least $2,500,000 by December 31, 2016, we will be required to either issue additional shares of common stock to IMT, or otherwise raise additional funds to cover the shortfall. Cash Proceeds is determined by the cash or cash equivalents received by IMT upon sale of the shares of common stock issued to IMT upon conversion of any Series D Shares, net of any transaction costs or expenses. Each time a new Tranche is issued, IMT shall be obligated to provide evidence of its current Cash Proceeds and the remaining amount of the $2,500,000 (plus interest) due. The first Tranche was due within ten days of the execution of the Asset Purchase Modification Agreement, and subsequent Tranches are due upon notice from IMT that IMT disposed of the Series D Shares of the prior Tranche. We paid IMT $500,000 plus accrued interest on April 15, 2016. As of August 15, 2016, 750,000 shares of Series D Convertible Preferred Stock have been issued, of which 750,000 have been converted into 625,002 shares of common stock.

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

Results of Operations

Comparison for the three months and six months ended June 30, 2016 and 2015

Revenues

Revenues for the three and six months ended June 30, 2016, were $1,655,000 and $2,584,000, respectively, representing an increase of $1,281,000 and $1,627,000, respectively, from $374,000 and $957,000 in the corresponding periods in 2015. The revenue of $1,655,000 resulted from $1,595,000 from sales of equipment and $60,000 from engineering services for the three months ended June 30, 2016 which can be attributed to the acquisition of IMT. The revenue of $2,584,000 resulted from $2,451,000 from sales of equipment and $133,000 from engineering services during the six months ended June 30, 2016. Of the $2,584,000 in revenue, $131,000 was previously recorded as deferred revenue.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and six months ended June 30, 2016, were $814,000 and $1,240,000, respectively, representing an increase of $569,000 and $665,000 from $245,000 and $575,000 in the corresponding period in 2015. Of the $814,000 and $1,240,000, $796,000 and $1,204,000 was based on the cost of components and the time allocated to the building of the products sold, and $18,000 and $36,000 was based on the cost of the time allocated towards the engineering service agreement. Of the $245,000 and $575,000, $210,000 and $523,000 was based on the cost of components and the time allocated to the building of the products sold, and $35,000 and $52,000 was based on the cost of the time allocated towards the engineering and consulting service agreement.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and six months ended June 30, 2016, the Company incurred aggregate expense of $2.4 million and $4.4 million, respectively, compared to $1.9 million and $3.7 million for the three and six months ended June 30, 2015, representing an increase of $0.5 million or 26% for the three months and $0.7 million or 19% for the six months ending June 30, 2016.

The three month increase of $0.5 million is due to the inclusion of $1.0 million of general and administrative expenses as a result of the IMT acquisition on January 29, 2016. The increase was partially offset by decreases of $0.2 million in consulting fees associated with the Company’s listing on the NASDAQ Capital Market; $0.2 million in consulting fees due to cost cutting measures; and $0.1 million in travel expenses.

The six month increase of $0.7 million is due to the inclusion of $1.6 million of general and administrative expenses as a result of the IMT acquisition on January 29, 2016. The increase was partially offset by decreases of $0.2 million in consulting fees associated with the Company’s listing on the NASDAQ Capital Market; $0.2 million in consulting fees due to cost cutting measures; $0.2 million in travel expenses, $0.2 in stock based compensation associated with the expensing of stock options; and $0.1 in insurance expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. For the three and six months ended June 30, 2016, the Company incurred aggregate expense of $1.5 million and $3.2 million, compared to $1.1 million and $2.7 million, respectively, for the three and six months ended June 30, 2015, representing an increase of $0.4 million or 36% for the three months and $0.5 million or 19% for the six months ending June 30, 2016.

The three month increase of $0.4 million is due to the Company not capitalizing any software salaries associated with software development costs for the three months ending June 30, 2016 compared to $0.5 million of software salaries that were capitalized in the three months ending June 30, 2015. Included in the three months ending June 30, 2016, is $0.2 million of research and development expenses as a result of the IMT acquisition on January 29, 2016. After taking into account the non-capitalization of software salaries for the three months ended June 30, 2016, total research and development costs decreased over the period by $0.2 million with regard to payroll, due to a reduction in personnel, and $0.1 million with regard to materials not used for research and development purposes.

The six month increase of $0.5 million is due to the Company not capitalizing any software salaries associated with software development costs for the three months ending June 30, 2016 compared to $1.1 million of software salaries that were capitalized in the six months ending June 30, 2016. Included in the six months ending June 30, 2016, is $0.3 million of research and development expenses as a result of the IMT acquisition on January 29, 2016. After taking into account the non-capitalization of software salaries for the three months ended June 30, 2016, total research and development costs decreased over the period by $0.7 million with regard to payroll and $0.1 in insurances due to a reduction in personnel, and $0.1 million with regard to materials not used for research and development purposes.

We expect our research and development costs to continue to decrease going forward as we implement additional cost saving measures in our current full-time, part-time and contracted workforce.

Amortization and Depreciation

Amortization and depreciation expenses for the three and six months ended June 30, 2016 was $1.5 and $2.9 million, respectively, compared to $1.0 million and $1.9 million, respectively for the three and six months ended June 30, 2015. Amortization and depreciation expenses increased $1.0 million, or 53%, from $1.9 million in the six months ended June 30, 2015 to $2.9 million in the six months ended June 30, 2016. Amortization and depreciation increased $0.5 million, or 50% from $1.0 million in the three months ended June 30, 2015 to $1.5 million in the three months ended June 30, 2016. The increases are due to the depreciation on the step-up in valuation of certain assets of IMT in the three and six months ended June 30, 2016.

Other

Other income for the three and six months ended June 30, 2016 was $0.05 million and $0.6 million, respectively, compared to ($0.1) million and $0.4 million, respectively for the three and six months ended June 30, 2015.

The changes in fair value of derivative liabilities for the three and six months ended June 30, 2016 was $(1.8) million and $(1.3) million, respectively. This is due to the changes in our stock price subsequent to these warrant issuances resulted in an unrealized loss in the fair value of the derivative liabilities.

The gain on bargain purchase for the three and six months ended June 30, 2016 was $2.2 million and $2.7 million, respectively. This was a result of the IMT acquisition in January 2016. The increase in the three months ended June 30, 2016 is due to the final appraisal report prepared by outside independent appraiser compared to the preliminary report which we received in the three months ended March 31, 2016.

Interest expense for the three and six months ended June 30, 2016 was $0.2 million and $0.7 million, respectively, compared to $0.05 million and $0.1 million, respectively, for the three and six months ended June 30, 2015. The increases was primarily due to the 35% prepayment penalty recorded as interest on the conversion of the 8% Convertible Notes issued in June 2015 and July 2015 (the “8% Convertible Notes”) into the February 2016 financing; interest on the 5% Convertible Notes issued in January 2016 and 8% Convertible Notes; and interest on promissory notes with IMT and our CEO, George Schmitt.

Net Loss

For the three and six months ended June 30, 2016, the Company had a net loss of $4.6 million and $8.6 million, respectively, compared to a net loss of $4.0 million and $7.5 million for the three and six months ended June 30, 2015, or an increase of $0.6 million and $1.1 million.

The increase in net loss is due mainly to an increase in amortization and depreciation, general and administrative and research and development expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2016, the Company had a negative working capital of approximately $0.2 million including $0.2 million of cash and cash equivalents. We have incurred net losses of $8.6 million and $7.5 million, respectively for the six months ended June 30, 2016 and 2015. Additionally, we have incurred negative operating cash flows including cash used in operations of $4.4 million and $3.2 million for the six months ended June 30, 2016 and 2015.

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

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Six Month Period Ended

(In Thousands)

	June 30, 2016	June 30, 2015
Cash flows used in Operations	$(4,361)	$(3,084)
Investing Activities	$(35)	$(1,297)
Financing Activities	$4,182	$3,779
Cash at end of period	$154	$156

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 totaled $4.4 million as compared to $3.1 million for the six months ended June 30, 2015 representing an increase of $1.3 million. Of the $1.3 million increase, approximately $0.3 million was due to the acquisition of IMT.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was ($0.04) million as compared to $1.3 million for the six months ended June 30, 2015. Cash proceeds from the IMT acquisition was $0.5 million and cash paid for the IMT acquisition was $0.5 million in the six months ended June 30, 2016. No capitalization of intangible assets occurred during the six months ended June 30, 2016.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2016 was $4.2 million as compared to cash provided by financing activities of $3.8 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, there were net proceeds from the issuance of Preferred Stock in February and the issuance of common stock in May totaling $3.7 million; $1.0 million from short-term convertible notes; and $0.5 million from the exercise of warrants. In the six months ended June 30, 2015 there were net proceeds from the Series B and C Preferred Stock financings totaling $2.7 million.

Cost Reduction Initiatives

In 2015, we implemented cost reduction initiatives that included a decrease in our current full, part-time and contracted workforce. These initiatives resulted in a reduction in monthly operating expenses to approximately $800,000 – an improvement of over 30%. This saved the Company approximately $3.5 million in 2015.

On April 6, 2016, we announced the implementation of further additional cost reduction initiatives that will include a decrease in our current, full, part-time and contracted workforce, transitioning other employees to non-cash compensation agreements, and other reductions in operating expenses. These initiatives are expected to result in a monthly decrease of $300,000 in our cash requirements or $2.7 million in 2016.

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

February 2016 Financing

On February 29, 2016, we closed a public offering of 296,389 Units, at a price of $12.00 per Unit, each of which consists of one share of our Series B Convertible Preferred Stock and 0.5 of a Warrant to purchase one share of our common stock at an exercise price of $2.52 per Warrant. We received approximately $3,556,660 in gross proceeds from the offering, before deducting placement agent fees and offering expenses payable by the Company. Roth Capital Partners acted as sole placement agent for the offering. The Company used $1,456,660 of the gross proceeds and repaid the outstanding principal balance and interest on the 8% Convertible Notes and 5% Convertible Notes.

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

April 2016 Financing

On April 15, 2016, the Company entered into a securities purchase agreement (the ‘‘Securities Purchase Agreement’’) with certain accredited investors pursuant to which we sold a principal amount of $550,000 of 5% Senior Secured Convertible Promissory Notes for an aggregate purchase price of $500,000 (the ‘‘April 5% Convertible Notes’’). In connection with the Securities Purchase Agreement, we also entered into a security agreement, dated April 15, 2016, pursuant to which we granted the investors a security interest in all of our assets. As of June 30, 2016, $215,000 principal was converted into 242,420 shares of common stock.

May 2016 Financing

On May 16, 2016, we closed an offering of units in which the Company offered 1,166,667 Units, at a price of $0.84 per Unit, each of which consists of one share of our common stock, par value $0.00001 per share, and one warrant to purchase one share of our common stock at an exercise price of $1.3788 per share. We received approximately $980,000 in gross proceeds from the offering, before deducting placement agent fees and offering expenses payable by us. Roth Capital Partners acted as sole placement agent for the offering.

The Warrants will be exercisable beginning on November 16, 2016 at an exercise price of $1.3788 per share. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

Subsequent Financing Events

July 2016 Financing

On July 20, 2016, we completed an underwritten public offering of 7,300,000 Units, each of which consists of one share of our common stock, par value $0.00001 per share, and 1.25 of a warrant to purchase one share of our common stock at an exercise price of $0.685 per share. On July 15, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase 1,368,750 shares of common stock. We received approximately $4.44 million in net proceeds from the offering, including exercise of the over-allotment option, after deducting the underwriting discount and estimated offering expenses payable by us. Roth Capital Partners acted as sole book-running manager for the offering. Aegis Capital Corp. acted as co-lead manager for the offering.

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

In our Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting as a result of the lack of corporate accounting personnel necessary to maintain adequate segregation of duties, insufficient resources to hire additional accounting personnel with the requisite knowledge of U.S. GAAP, and not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. As of June 30, 2016, we concluded that such weaknesses continued to exist.

During the first six months of 2016, the Company has made progress to remedy these weaknesses through the recent hiring of an SEC reporting consultant to support the Director of Finance and the acquisition of accounting personnel in the IMT acquisition in January 2016 who are able to assist in supporting the Company’s accounting department. The Company will attempt to further remediate these weaknesses provided that its resources will permit it to.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as discussed above.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of June 30, 2016, we do not have any litigation matters pending.

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

xG TECHNOLOGY, INC.

Date: August 17, 2016	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

Date: August 17, 2016	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.