Form 10-Q
period 2016-09-30
xG TECHNOLOGY, INC.
filed 2016-11-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 001-35988

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

The number of shares of the Registrant’s common stock outstanding as of November 14, 2016, is 22,370,968.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2016

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets
Cash	$1,832	$368
Accounts receivable, net of allowance of $197 and $87 ($117 and $138 from related party, respectively)	1,667	641
Inventories, net	3,042	777
Prepaid expenses and other current assets	76	15
Total current assets	6,617	1,801
Inventories, net	2,078	2,078
Property and equipment, net	1,166	792
Intangible assets, net	9,603	11,903
Total assets	$19,464	$16,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,836	$1,196
Accrued expenses	1,688	252
Accrued interest ($77 and $56 due to related party)	164	137
Due to related parties	27	324
Deferred revenue and customer deposits	215	149
Deferred rent	47	—
Convertible notes payable	—	781
Obligation under capital leases	54	54
Derivative liabilities	2,423	1,284
Total current liabilities	6,454	4,177
Long-term obligation under capital leases, net of current portion	67	106
Convertible note payable	2,000	2,000
Total liabilities	8,521	6,283
Series B convertible preferred stock – $0.00001 par value per share: 5,000,000 and 0 shares authorized at September 30, 2016 and December 31, 2015; 0 and 0 issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Total convertible preferred stock	—	—
Stockholders’ equity
Series D convertible preferred stock – $0.00001 par value per share: 5,000,000 shares authorized; 2,000,000 and 0 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock – $0.00001 par value, 100,000,000 shares authorized, 19,283,473 and 1,685,642 shares issued and 19,283,454 and 1,685,623 outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid in capital	211,112	198,710
Treasury stock, at cost – 19 shares at September 30, 2016 and December 31, 2015, respectively	(22)	(22)
Accumulated deficit	(200,147)	(188,397)
Total stockholders’ equity	10,943	10,291
Total liabilities and stockholders' equity	$19,464	$16,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$1,913	$189	$4,497	$1,146
Cost of revenue and operating expenses
Cost of components and personnel	970	114	2,210	689
Inventory valuation adjustments	80	—	192	—
General and administrative expenses	2,260	1,924	6,671	5,591
Research and development expenses	1,424	995	4,627	3,655
Amortization and depreciation	1,254	958	4,118	2,876
Total cost of revenue and operating expenses	5,988	3,991	17,818	12,811
Loss from operations	(4,075)	(3,802)	(13,321)	(11,665)
Other income (expense)
Changes in fair value of derivative liabilities	2,566	1,103	1,305	1,567
Offering expenses (See Note 8)	(526)	—	(684)	—
Gain on bargain purchase	—	—	2,749	—
Other expense	(924)	—	(981)	—
Interest expense, net	(147)	(362)	(818)	(457)
Total other income (expense)	969	741	1,571	1,110
Net loss	$(3,106)	$(3,061)	$(11,750)	$(10,555)
Preferred stock dividends and deemed dividends	—	—	(1,808)	(3,079)
Net loss attributable to common shareholders	$(3,106)	$(3,061)	$(13,558)	$(13,634)
Basic and diluted net loss per share	$(0.20)	$(5.04)	$(1.69)	$(33.01)
Weighted average number of shares outstanding basic and diluted	15,702	607	8,018	413

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Series D Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, January 1, 2016	—	$—	1,685,642	$—	$198,710	$(22)	$(188,397)	$10,291
Net loss			—	—	—	—	(11,750)	(11,750)
Recognition of preferred stock issuable to IMT and issuance of initial tranches (See Note 1)	3,750,000	—	—	—	2,500	—	—	2,500
Stock based compensation	—	—	—	—	159	—	—	159
Compensation granted in common stock	—	—	2,823,091	—	1,960	—	—	1,960
Issuance of common stock in connection with underwritten offering	—	—	8,466,667	—	1,186	—	—	1,186
Issuance of common stock to settle amounts due to related parties	—	—	236,498	—	304	—	—	304
Issuance of common stock in connection with Series B Preferred Stock conversion	—	—	3,262,930	—	4,530	—	—	4,530
Issuance of common stock in connection with Series D Preferred Stock conversion	(1,750,000)	—	1,458,338	—	—	—	—	—
Issuance of common stock in connection with warrant exercise	—	—	644,658	—	492	—	—	492
Issuance of common stock in connection with conversion of convertible notes payable	—	—	609,123	—	610	—	—	610
Reclassification of derivative liabilities	—	—	—	—	2,379	—	—	2,379
Issuance of common stock in connection with repayment of accrued interest	—	—	96,526	—	90	—	—	90
Preferred stock dividends and deemed dividends	—	—	—	—	(1,808)	—	—	(1,808)
Balance, September 30, 2016	2,000,000	$—	19,283,473	$—	$211,112	$(22)	$(200,147)	$10,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(11,750)	$(10,555)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on bargain purchase	(2,749)	—
Stock based compensation	159	432
Payment made in stock (payroll and consultants)	1,960	1,542
Allowance for doubtful accounts	92	81
Depreciation and amortization	4,118	2,876
Change in fair value of derivative liabilities	(1,305)	(1,567)
Amortization of debt discount	50	43
Inventory valuation adjustment	192	—
Offering expenses (See Note 8)	684	163
Accrual of potential shortfall (See Note 7)	924	—

Changes in assets and liabilities
Accounts receivable	(442)	(532)
Inventory	872	529
Prepaid expenses and other current assets	(6)	132
Accounts payable	369	486
Accrued expenses and interest expense	131	94
Deferred revenue and customer deposits	(86)	(252)
Due to related parties	307	1,384
Net cash used in operating activities	(6,480)	(5,144)
Cash flows from investing activities
Cash disbursed in IMT acquisition, net	(23)	—
Capital expenditures for property and equipment	(12)	(160)
Capitalization of intangible assets	—	(1,716)
Net cash used in investing activities	(35)	(1,876)
Cash flows from financing activities
Repayment of capital lease obligation	(39)	(29)
Proceeds from multiple issuances of convertible preferred stock, common stock and warrants	9,539	6,647
Costs incurred in connection with multiple financings	(1,492)	—
Repayment of advances from related parties	(300)	—
Proceeds from issuance of convertible notes payable	1,000	1,470
Principle repayments of convertible notes payable	(1,221)	(702)
Proceeds from the exercise of warrants	492	17
Net cash provided by financing activities	7,979	7,403
Net increase in cash	1,464	383
Cash, beginning of period	368	758
Cash, end of period	$1,832	$1,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest	$626	$240
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of investing and financing activities
Issuance of common stock in connection with conversion of amounts due to related party	$—	$1,756
Conversion of Series B Convertible Preferred Stock into common stock	4,530	2,598
Conversion of Series D Convertible Preferred Stock into common stock	1,750	—
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	2,379	1,197
Issuance of common stock in connection with the conversion of convertible notes payable	610	—
Amortization of commitment fees	—	135
Settlement of amounts due to related parties with issuance of common stock	304	—
Stock issued as payment of fees on convertible preferred stock	—	88
Dividends and deemed dividend on Series B Preferred Stock conversion	1,808	3,079
Stock issued as payment of interest on convertible notes	90	90

Purchase Consideration

Amount of consideration:	$3,000	—

Tangible assets acquired and liabilities assumed at fair value
Cash	$477	—
Accounts receivable	676	—
Inventories	3,329	—
Property and equipment	1,470	—
Other current assets	55	—
Accounts payable and deferred revenue	(423)	—
Deferred rent	(167)	—
Accrued expenses	(378)	—
Net tangible assets acquired	$5,039	—

Identifiable intangible assets
Trade names and technology	$350	—
Customer relationships	360	—
Total Identifiable Intangible Assets	$710	—

Total net assets acquired	$5,749
Consideration paid	3,000	—
Gain on bargain purchase	$2,749	—

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

On January 29, 2016, the Company completed the acquisition of certain assets and liabilities that constitute the business of Integrated Microwave Technologies, LLC, a Delaware limited liability company (‘‘IMT’’), pursuant to an asset purchase agreement by and between the Company and IMT (the ‘‘Asset Purchase Agreement’’). Pursuant to the terms of the Asset Purchase Agreement, the Company acquired substantially all of the assets and liabilities of IMT in connection with, necessary for or material to IMT’s business of designing, manufacturing and supplying of Coded Orthogonal Frequency Division Multiplexing (COFDM) microwave transmitters and receivers serving the broadcast, sports and entertainment, military, aerospace and government markets (the ‘‘Transaction’’). The purchase price for the Transaction was $3,000,000, which was initially paid through: (i) the issuance of a promissory note in the principal amount of $1,500,000 due March 31, 2016 (the ‘‘Initial Payment Note’’); and (ii) the issuance of a promissory note in the principal amount of $1,500,000 due July 29, 2017 (the ‘‘Deferred Payment Note’’, and together with the Initial Payment Note, the “Payment Notes”). On April 12, 2016, the Company entered into an Asset Purchase Modification Agreement (the “Asset Purchase Modification Agreement”) with IMT, which terminated the Payment Notes, cancelling all principal due or to become due thereunder, and in their stead obligated the Company to: (i) upon execution of the Asset Purchase Modification Agreement, pay to IMT $500,000 plus any interest accumulated on the Payment Notes prior to their being cancelled; and (ii) prior to December 31, 2016, deliver to IMT shares (the “Series D Shares”) of the Company’s Series D Convertible Preferred Stock, par value $0.00001 per share, (the “Series D Preferred Stock”) having an aggregate value of cash proceeds (“Cash Proceeds”), upon conversion of such Series D Shares into shares of common stock underlying such Series D Shares, of not less than $2,500,000, plus interest accrued thereon at 9% per annum, with such Series D Shares to be issued in tranches of $250,000 (the “Tranches”). If IMT does not realize Cash Proceeds of at least $2,500,000 by December 31, 2016, the Company will be required to either issue additional shares of common stock to IMT, or otherwise raise additional funds to cover the shortfall. Cash Proceeds are determined by the cash or cash equivalents received by IMT upon sale of the shares of common stock issued to IMT upon conversion of any Series D Shares, net of any transaction costs or expenses. Each time a new Tranche is issued, IMT shall be obligated to provide evidence of its current Cash Proceeds and the remaining amount of the $2,500,000 (plus interest) due. The first Tranche was due within ten days of the execution of the Asset Purchase Modification Agreement, and subsequent Tranches are due upon notice from IMT that IMT has disposed of the Series D Shares of the prior Tranche. The Company paid IMT $500,000 plus accrued interest on April 15, 2016. As of November 14, 2016, 5,750,000 shares of Series D Convertible Preferred Stock have been issued, of which 3,750,000 have been converted into 3,125,010 shares of common stock.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Delisting Notice

On September 29, 2015, the Company received written notice from NASDAQ notifying us that we were not in compliance with the minimum bid price requirement set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on the NASDAQ, as the closing bid price for the Company’s common stock was below $1.00 per share for the last thirty (30) consecutive business days. In accordance with NASDAQ listing rules, the Company was afforded 180 calendar days, or until March 28, 2016, to regain compliance with NASDAQ Listing Rule 5550(a)(2). The Company was unable to regain compliance with the bid price requirement by March 28, 2016.

On March 29, 2016, the Company received written notice (the “Notice”) from NASDAQ that it had granted the Company an additional 180 calendar days, or until September 26, 2016, to regain compliance with the minimum bid price requirement of $1.00 per share for continued listing on NASDAQ, pursuant to NASDAQ Listing Rule 5810(c)(3)(A)(ii).

The NASDAQ determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ, with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days at any time during the second 180-day compliance period. On June 20, 2016, the Company effected a 1-for-12 reverse stock split of its outstanding common stock as a measure to regain compliance. On August 19, 2016, the Company filed a Definitive Proxy for a special shareholders meeting to be held on September 22, 2016, asking for the shareholders to grant the Board of Directors approval to execute another reverse stock split, if necessary. The meeting was adjourned to November 16, 2016 to allow additional time for the stockholders to vote on the proposal.

On September 27, 2016, the Company received a determination letter (the “Letter”) from the staff of NASDAQ stating that the Company has not regained compliance with the NASDAQ minimum bid price of $1.00 requirement for continued listing set forth in NASDAQ Listing Rule 5550(a)(2). Pursuant to the Letter, unless the Company requests a hearing to appeal this determination by October 4, 2016, the Company’s common stock will be delisted from The Nasdaq Capital Market, trading of the Company’s common stock will be suspended at the opening of business on October 6, 2016, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s common stock from listing and registration on Nasdaq.

The Company has requested a hearing before a Nasdaq Hearing Panel (the “Panel”). The Company will be asked to provide the Panel with a plan to regain compliance with the minimum bid price requirement of Listing Rule 5550(a)(2). The Company’s plan will need to include a discussion of the events that the Company believes will enable it to timely regain compliance with such requirement. The Company intends to submit a plan that it believes will be sufficient to permit the Company to regain compliance with the minimum bid price requirement. While the appeal process is pending, the suspension of trading of the Company’s common stock is stayed, and the Company’s common stock will continue to trade on Nasdaq until the hearing process concludes and the Panel issues a written decision.

There can be no assurance that the Panel will grant the Company’s request for a suspension of delisting or continued listing on Nasdaq. If the Company’s common stock ceases to be listed for trading on The Nasdaq Capital Market, the Company would expect that its common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group.

In the event that the Company’s common stock is delisted from the NASDAQ, and is not eligible for quotation on another market or exchange, trading of its common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheet or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, the Company’s common stock, and there would likely also be a reduction in the Company’s coverage by securities analysts and the news media, which could cause the price of its common stock to decline further. Also, it may be difficult for the Company to raise additional capital if it is not listed on a major exchange.

Reverse Stock Split

On June 10, 2016, the Company’s Board of Directors (the “Board”) approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-12. On June 20, 2016, the Company effected the 1-for-12 reverse stock split. Upon effectiveness of the reverse stock split, every 12 shares of outstanding common stock decreased to one share of common stock. Throughout this quarterly report the reverse split has been retroactively applied to all periods presented.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the financial statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and the results of its cash flows for the nine months ended September 30, 2016 and 2015. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of results for the full year ending December 31, 2016.

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

Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted loss per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share at September 30, 2016 and 2015 excludes the potentially dilutive securities for 13.6 million shares and 0.9 million shares, respectively, underlying the options, warrants, convertible debt and convertible preferred stock, as their effect on loss per share would be anti-dilutive.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU No. 2016-10 will have on its condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” , which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the provisions of this standard and assessing its impact on the Company’s condensed consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

NOTE 2 — GOING CONCERN

The condensed consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. At September 30, 2016, the Company has an accumulated deficit of $200.1 million and a net loss of approximately $11.8 million for the nine months ended September 30, 2016. As of September 30, 2016, the Company has been funding its business principally through debt and equity financings and advances from related parties. The Company continues to experience significantly long sales cycles in certain areas, most notably, in the first responder, public safety, military and rural telco markets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 — ACQUISITION OF IMT

Acquisition of Integrated Microwave Technologies, LLC

The fair value of the purchase consideration issued to the sellers of IMT was allocated to the net tangible assets acquired and to the separately identifiable intangibles on January 29, 2016, the date the acquisition closed. The excess of the aggregate fair value of the net tangible assets and identified intangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of IMT’s business and the results of a third party appraisal commissioned by management. The third party appraisal commissioned by management was finalized during the second quarter which resulted in the modification of the fair values estimated of certain assets acquired as compared to the preliminary amounts initially reported.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2016	2015
Revenues, net	$2,860	$4,981	$6,912
Net loss allocable to common shareholders	$(2,996)	$(13,835)	$(14,636)
Net loss per share	$(4.94)	$(1.73)	$(35.44)
Weighted average number of shares outstanding	607	8,018	$413

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2015 or to project potential operating results as of any future date or for any future periods.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses		Trade Names & Technology			Customer Relationships
		Accumulated		Accumulated			Accumulated			Accumulated
	Costs	Amortization	Costs	Amortization	Costs		Amortization	Costs		Amortization	Net
Balance as of December 31, 2015	$18,647,000	$(11,500,000)	$12,378,000	$(7,622,000)	$		$	$		$	$11,903,000

Additions	-	-	-	-		350,000	-		360,000	-	710,000

Amortization	-	(2,461,000)	-	(498,000)		-	(26,000)		-	(25,000)	(3,010,000)
Balance as of September 30, 2016	$18,647,000	$(13,961,000)	$12,378,000	$(8,120,000)		$350,000	$(26,000)		$360,000	$(25,000)	$9,603,000

Software Development Costs

At September 30, 2016 and December 31, 2015, the Company has net software capitalized costs of $4.7 million and $7.2 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized amortization of software development costs of $2.5 million and $2.2 million, respectively. During the three months ended September 30, 2016 and 2015, the Company recognized amortization of software development costs available for sale of $0.7 million and $0.8 million, respectively.

Patents & Licenses

At September 30, 2016 and December 31, 2015, the Company has net capitalized patents and licenses of $4.3 million and $4.8 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The Company recognized $0.5 million of amortization expense related to patents and licenses for the nine months ended September 30, 2016 and 2015 and $0.2 million for the three months ended September 30, 2016 and 2015.

Other Intangible Assets

The Company’s remaining intangible assets include the trade names and customer lists acquired in its acquisition of IMT. The Company amortizes Trade Names and Customer Relationships over their useful lives which range between 6 to 15 years.

Future estimated amortization expense for the Company’s intangible assets is as follows:

Balance 2016	$1,047,000
2017	3,642,000
2018	1,754,000
2019	738,000
2020	738,000
2021 and thereafter	1,684,000
$9,603,000

NOTE 5 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on its maturity date, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. The accrued interest at September 30, 2016 was $87,000. On July 19, 2016, the Company issued 96,526 common shares as the semi-annual payment of interest of $90,000.

$500,000 Securities Purchase Agreement

On January 29, 2016, the Company entered into a securities purchase agreement pursuant to which the Company sold 5% Senior Secured Convertible Promissory Notes (the ‘‘5% Convertible Notes’’) to accredited investors for an aggregate purchase price of $500,000. In connection with the February 2016 offering (as disclosed in Note 7), all of the outstanding obligations under the 5% Convertible Notes were repaid. In connection with the repayment, the Company paid interest and prepayment penalties of $178,000, which is included in interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

April 2016 Financing

On April 15, 2016, the Company entered into a securities purchase agreement (the ‘‘Securities Purchase Agreement’’) with certain accredited investors pursuant to which it sold a principal amount of $550,000 of 5% Senior Secured Convertible Promissory Notes for an aggregate purchase price of $500,000 (the ‘‘April 5% Convertible Notes’’). The original issue discount of $50,000 was recorded as a debt discount and was fully amortized and recorded as interest expense for the nine months ending September 30, 2016. In connection with the Securities Purchase Agreement, the Company also entered into a security agreement, dated April 15, 2016, pursuant to which the Company granted the investors a security interest in all of its assets. As of September 30, 2016, $360,000 of principal was converted into 458,334 shares of common stock. On July 20, 2016, the Company repaid the remaining outstanding principal of $190,276, $20,625 in interest and $63,270 in prepayment penalties to the note holders. All of the Company’s obligations under the convertible notes issued in connection with the Securities Purchase Agreement have been extinguished.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Leases:

The Company's office rental, deployment sites and warehouse facility expenses equaled in aggregate approximately $163,000 and $119,000 for the three months ended September 30, 2016 and 2015, respectively, and $493,000 and $337,000 for the nine months ended September 30, 2016 and 2015, respectively. The leases in connection with these facilities will expire on different dates from 2016 through 2019. Total obligation under minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Amount
Balance 2016	$241,000
2017	255,000
2018	87,000
2019	66,000
$649,000

In connection with the acquisition of IMT, the Company assumed the lease obligations relating to IMT’s warehouse and office space. Future payments under such lease will amount to $90,000 for the year ending December 31, 2016 and $60,000 for the year ending December 31, 2017. IMT’s lease expires in February of 2017.

Legal:

The Company is subject, from time to time, to claims by third parties under various legal matters. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of September 30, 2016 the Company did not have any material legal actions pending.

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

Redemption of Series B Preferred Stock

Upon the occurrence of certain triggering events (including if the Series B Preferred Stock or common stock underlying the Series B Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against us shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by us), the holders of Series B Preferred Stock shall have

NOTE 7 — PREFERRED STOCK (continued)

the right to require the Company, by written notice, to redeem all or any of the shares of Series B Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by the lower of (x) $3.00 or (y) 87.5% of the lowest volume weighted average price of our common stock during the five (5) consecutive trading-day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series B Preferred Stock; provided that the conversion price will not be less than the Floor Price, which Floor Price will not be adjusted for stock splits, share combinations and similar transactions. The Floor Price is $0.10 per share.

February 2016 Financing

On February 29, 2016, the Company closed a public offering of 296,389 Units, at a price of $12.00 per Unit, each of which consists of one share of Series B Preferred Stock (as amended) and 0.5 of a Warrant to purchase one share of its common stock at an exercise price of $2.52 per Warrant. The Company received approximately $3,556,660 in gross proceeds from the offering, and incurred costs of $604,000 which were included in temporary equity on the grant date. Roth Capital Partners acted as sole placement agent for the offering. As further discussed in Note 9, the warrants issued in connection with the February 2016 Financing contain provisions permitted the holders to net cash settle upon certain events at the Company. As such, the warrants were accounted for as derivative liabilities. Of the total gross proceeds received by the Company, $231,000 were allocated to the fair value of the warrant liabilities on the date of the transaction.

In connection with the February 2016 offering, the Company repaid $1,030,611 in principal on its 5% and 8% convertible notes, and paid, $48,113 interest and $377,935 in prepayment penalties to the note holders. All of the Company’s obligations under the 8% and 5% Convertible Notes have been extinguished.

From March 1, 2016 to September 30, 2016, all of the Company’s outstanding shares of the Series B Preferred Stock have been converted into 3,262,930 shares of common stock. As of September 30, 2016, none of the Series B Preferred Stock remains outstanding. As a result of the conversion, the Company recorded contractual and deemed dividends of $1,808,000, which represents the difference in the fair value of the common stock issued ($4,530,000) and original net carrying value of the preferred stock converted ($2,772,000).

Series D Convertible Preferred Stock

As previously disclosed in Note 1, in connection with the acquisition of IMT, the Company is obligated to issue to IMT an amount of Series D Convertible Shares equal to at least $2,500,000. On the date the Asset Purchase Modification Agreement was completed, the fair value of the obligation to IMT was determined to be $2,500,000 and was included in Series D Preferred Stock Issuable on the condensed consolidated balance sheet. During the nine months ended September 30, 2016, the Company issued 3,750,000 shares of its Series D Preferred Stock, of which 1,750,000 shares were then converted into 1,458,338 shares of the Company’s common stock.

Pursuant to the Asset Purchase Modification Agreement, the Company is required to issue Series D Shares to IMT on an on-going basis until IMT realizes cash proceeds of at least $2,500,000. If IMT does not realize Cash Proceeds of at least $2,500,000 by December 31, 2016, the Company will be required to either issue additional shares of common stock to IMT, or otherwise raise additional funds to cover the shortfall. The Company has accrued $924,000 in connection with the potential shortfall as within other expenses in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2016 and within accrued expenses on the unaudited condensed consolidated balance sheets as of September 30, 2016. Interest expense recorded for the nine months ended September 30, 2016 and 2015 was $77,000 and $0, respectively.

NOTE 7 — PREFERRED STOCK (continued)

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

NOTE 8 — STOCKHOLDERS’ EQUITY

August 2015 Warrants

As a result of the Series B Preferred Stock having a floor price of $1.20 in the February 2016 offering, the exercise price of the unexercised Series A warrants remaining from the August 2015 Financing was adjusted to $1.20. On April 29, 2016, the Company entered into additional amendments with certain holders of the Series A warrants to reduce the exercise price to between $0.60 and $0.84. From February 29, 2016 to September 30, 2016, 496,462 of the Series A Warrants were exercised into 496,462 shares of the Company’s common stock. The Company received $367,000 in gross proceeds from the exercise. At the time the Company modifies an exercise price, the warrant liabilities are marked to market with the resulting change in fair value included in change in fair value of derivative liabilities on the condensed consolidated statement of operations.

February 2016 Warrants

On April 29, 2016, the Company entered into amendments with certain holders of the February warrants to reduce the exercise price to $0.84. From April 1, 2016 to September 30, 2016, 148,196 of the warrants issued in connection with the February 2016 financing, have been exercised into 148,196 shares of common stock. The Company received $125,000 in gross proceeds from the exercise. At the time the Company modifies an exercise price, the warrant liabilities are marked to market with the resulting change in fair value included in change in fair value of derivative liabilities on the condensed consolidated statement of operations.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

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

As discussed in Note 9, the warrants issued in the May 2016 Financing contain provisions whereby the holder can net cash settle upon certain events occurring at the Company. As such, the warrants were recorded by the Company as derivative liabilities upon completion of the May 2016 Financing. Of the total gross proceeds, $826,000 were recorded as derivative liabilities and $154,000 were recorded within stockholders’ equity at the date of issuance. Of the total aggregate costs of the offering, $158,000 were included in other expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and $29,000 were recorded as a reduction to stockholders’ equity.

Conversions of 8% Notes

During the nine months ended September 30, 2016, the holders of the 8% Convertible notes converted $250,000 of principal into 150,790 shares of common stock.

Conversion of April 2016 Notes

As of September 30, 2016, the holders of the April 5% Convertible Notes converted $360,000 of principal into 458,334 shares of common stock.

July 2016 Financing

On July 20, 2016, the Company closed an underwritten public offering of Units. The Company sold 7,300,000 Units, at a price of $0.685 per Unit, each of which consists of one share of common stock, par value $0.00001 per share, and 1.25 of a warrant to purchase one share of common stock at an exercise price of $0.685 per share. The Company also granted to the underwriters a 45-day option to acquire an additional 1,095,000 shares of common stock and/or warrants to purchase 1,368,750 shares of common stock to cover over-allotments. On July 15, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase 1,368,750 shares of common stock. The Company received approximately $5 million in gross proceeds from the offering, including exercise of the over-allotment option, before deducting the underwriting discount and offering expenses payable by the Company of approximately $701,000. The Warrants will expire on the fifth (5th) anniversary of the initial date of issuance.

Other Common Stock Issuances

During the nine months ended September 30, 2016, the Company issued a total of 2,823,091 shares of common stock with a grant date fair value of $1,960,000 to employees, directors, consultants and general counsel in lieu of paying cash for their services.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Warrants and Options

During the three and nine months ended September 30, 2016, the Company recorded $39,000 and $264,000, respectively, as stock compensation expense from the amortization of stock options issued in prior periods. During the three and nine months ended September 30, 2015, the Company recorded $153,000 and $432,000, respectively as stock compensation expense from the amortization of stock options issued in prior periods.

A summary of the warrant and option activity is as follows:

Warrants

	Number of Warrants and Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2016	751,625	$50.52
Granted	12,624,237	0.83
Exercised	(1,422,779)	5.25
Forfeited or Expired	(42,381)	82.00
Outstanding, September 30, 2016	11,910,702	$3.15
Exercisable, September 30, 2016	11,910,702	$3.15

Options

	Number of Options and Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2016	25,266	$958.80
Granted	—	—
Exercised	—	—
Forfeited or Expired	(7,378)	2,327.89
Outstanding, September 30, 2016	17,888	$394.30
Exercisable, September 30, 2016	10,092	$664.25

NOTE 9 — DERIVATIVE LIABILITIES

Each of the warrants issued in connection with the August 2015 underwritten offering, the February 2016 Series B Preferred Stock Offering, May 2016 Financing and July 2016 Financing have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The following are the key assumptions that were used in connection with the valuation of the warrants exercisable into common stock as of September 30, 2016:

Number of shares underlying the warrants on September 30, 2016	9,777,461
Fair market value of stock	$0.288
Exercise price	$0.685 to 240.00
Volatility	156% to 214%
Risk-free interest rate	0.57% to 0.85%
Expected dividend yield	—
Warrant life (years)	2.1 to 4.8

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

NOTE 9 — DERIVATIVE LIABILITIES (continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$1,222,000	$320,000	$1,284,000	$270,000
Recognition of conversion feature liability	—	-	—	769,000
Recognition of warrant liabilities on issuance dates	3,766,000	3,368,000	4,823,000	3,783,000
Reclassification to stockholders’ equity upon exercise	—	(1,196,000)	(2,379,000)	(1,866,000)
Change in fair value of derivative liabilities	(2,565,000)	(1,103,000)	(1,305,000)	(1,567,000)
Ending balance	$2,423,000	$1,389,000	$2,423,000	$1,389,000

NOTE 10 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. For the three and nine months ended September 30, 2016 and 2015, the Company incurred fees related to the Management Agreement of $75,000 and $225,000, respectively. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Chief Executive Officer and Chairman of the Board, are directors of MBTH, and Richard Mooers, a director of the Company, is the CEO and a director of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company, arranges a merger, consolidation or sale by the Company of substantially all of its assets. The Company incurred approximately $436,000 as a success fee for equity financings that closed between August 1, 2015 and September 30, 2016, which was recorded as General and Administrative expense as consulting fees.

On March 3, 2016, our Board of Directors approved the issuance of up to $300,000 in shares of common stock to MBTH as compensation for financial services in connection with the IMT acquisition. Such shares of common stock were to be issued to MBTH in an initial tranche in the amount of $150,000 on March 15, 2016, which shares of common stock have not yet been issued and a second tranche to MBTH of up to $150,000 in shares of common stock if IMT achieves certain performance goals by December 31, 2016. On August 10, 2016, the disinterested members of the Board of Directors believing it to be in the best interest of the Company, resolved to pay the award in cash instead of shares. The Company accrued $150,000 in the due to related party balance owed to MBTH and has paid these cash fees as of the date of this report.

During the three and nine months ended September 30, 2016, the Company issued 166,330 and 255,963 shares of common stock, respectively, to MBTH in settlement of amounts due of $60,000 and $304,000. In addition during the nine months ended September 30, 2016, the Company repaid $355,000 of amounts due to MBTH in cash. The balances outstanding to MBTH at September 30, 2016 and December 31, 2015 are $27,000 and $24,000, respectively and these amounts have been included in due to related parties on the Condensed Consolidated Balance Sheet.

George Schmitt- Due to Related Party

On July 25, 2016, the Company repaid the outstanding principal totaling $300,000 and $70,484 in interest to George Schmitt, Chief Executive Officer and Chairman of the Board. As of September 30, 2016, the Company has repaid in full the advances George Schmitt made to the Company in 2015. For the three and nine months ended September 30, 2016, the Company accrued interest expense of $2,000 and $14,000, respectively.

NOTE 11 — CONCENTRATIONS

During the nine months ended September 30, 2016, the Company did not record revenue from individual sales or services rendered in excess of 10% of the Company’s total consolidated sales. During the three months ended September 30, 2016, the Company recorded revenue from individual sales or services rendered from two customers of $272,000 (14%) and $261,000 (14%), both in excess of 10% of the Company’s total consolidated sales.

During the nine months ended September 30, 2015, the Company recorded revenue from individual sales or services rendered from three customers of $457,000 (40%), $216,000 (19%) and $137,000 (12%), all of which are in excess of 10% of the Company’s total sales. During the three months ended September 30, 2015, the Company recorded revenue from individual sales or services from two customers of $111,000 (59%) and $24,000 (13%) in excess of 10% of the Company’s total sales.

At September 30, 2016, approximately 42% of net accounts receivable was due from three customers, respectively, as follows: $272,000 (16%), $232,000 (14%) and $189,000 (11%) due from unrelated parties. At December 31, 2015, approximately 100% of net accounts receivable was due from three customers broken down individually as follows: $272,000 (43%) and $231,000 (36%) due from unrelated parties, and $138,000 (21%) due from a related party.

During the nine months ended September 30, 2016, approximately 44% of the Company’s inventory purchases were derived from three vendors. During the three months ended September 30, 2016, approximately 40% of the Company’s inventory purchases were derived from two vendors.

During the nine months ended September 30, 2015, approximately 52% of the Company’s inventory purchases were derived from two vendors. During the three months ended September 30, 2015, approximately 81% of the Company’s inventory purchases were derived from three vendors.

NOTE 12 — SUBSEQUENT EVENTS

Letter of Intent with Vislink PLC

On October 13, 2016, the Company signed a binding Letter of Intent (“LOI”) with Vislink PLC, an England and Wales public limited company (the “Seller” or “Vislink”), regarding the acquisition of certain assets and liabilities relating to the hardware segment of Vislink (the “Transaction”). The purchase price of the Transaction will be $16 million (the “Purchase Price”). The Company is required to raise at least one-third of the Purchase Price and place it in a restricted account to be used for closing of the Transaction within twenty (20) days of the receipt of pro-forma financial information (the “Financing Condition”). The parties intend to negotiate and execute a definitive asset purchase and sale agreement for the Transaction in accordance with the terms of the LOI.

The definitive asset purchase and sale agreement will include customary closing conditions including necessary approvals for an asset purchase of this size and scope. The Company and the Seller have agreed not to initiate or enter into any discussion with any other prospective purchaser of the assets and/or liabilities, or of the stock or business of Vislink prior to December 31, 2016. The LOI will terminate immediately if the Financing Condition is not met.

Conversions and Balances of Outstanding Series D Preferred Stock from April 2016 Asset Purchase Modification Agreement

Subsequent to September 30, 2016, the Company had issued 2,000,000 shares of its Series D Preferred Stock. From October 1, 2016 to November 14, 2016, the Company has issued 2,000,000 shares of its Series D Preferred Stock. From October 1, 2016 to November 14, 2016, 2,000,000 shares of the Series D Preferred Stock have been converted into 1,666,672 shares of common stock.

Other Common Stock Issuances

From October 1, 2016 to November 14, 2016, the Company issued a total of 1,420,823 shares of common stock having a fair value of $501,000 to employees, directors, consultants and general counsel in lieu of paying cash for their services.

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

On January 29, 2016, we completed the acquisition of certain assets and liabilities of IMT, pursuant to the Asset Purchase Agreement by and between us and IMT. Pursuant to the terms of the Asset Purchase Agreement, we acquired substantially all of the assets and liabilities of IMT in connection with, necessary for or material to IMT’s business of designing, manufacturing and supplying of Coded Orthogonal Frequency Division Multiplexing (COFDM) microwave transmitters and receivers serving the broadcast, sports and entertainment, military, aerospace and government markets (the ‘‘Transaction’’). The purchase price for the Transaction was $3,000,000, which was paid through: (i) the issuance of a promissory note in the principal amount of $1,500,000 due March 31, 2016 (the ‘‘Initial Payment Note’’); and (ii) the issuance of a promissory note in the principal amount of $1,500,000 due July 29, 2017 (the ‘‘Deferred Payment Note”, and together, the “Payment Notes”).

On April 12, 2016, we entered into an Asset Purchase Modification Agreement (the “Asset Purchase Modification Agreement”) with IMT, which terminated the Payment Notes, cancelling all principal due or to become due thereunder, and in their stead obligated us to: (i) upon execution of the Asset Purchase Modification Agreement, pay to IMT $500,000 plus any interest accumulated on the Payment Notes prior to their being cancelled; and (ii) prior to December 31, 2016, deliver to IMT shares (the “Series D Shares”) of the Company’s Series D Convertible Preferred Stock, par value $0.00001 per share, (the “Series D Preferred Stock”) having an aggregate value of cash proceeds (“Cash Proceeds”), upon conversion of such Series D Shares into shares of common stock underlying such Series D Shares, of not less than $2,500,000, plus interest accrued thereon at 9% per annum, with such Series D Shares to be issued in tranches of $250,000 (the “Tranches”). If IMT does not realize Cash Proceeds of at least $2,500,000 by December 31, 2016, we will be required to either issue additional shares of common stock to IMT, or otherwise raise additional funds to cover the shortfall. Cash Proceeds are determined by the cash or cash equivalents received by IMT upon sale of the shares of common stock issued to IMT upon conversion of any Series D Shares, net of any transaction costs or expenses. Each time a new Tranche is issued, IMT shall be obligated to provide evidence of its current Cash Proceeds and the remaining amount of the $2,500,000 (plus interest) due. The first Tranche was due within ten days of the execution of the Asset Purchase Modification Agreement, and subsequent Tranches are due upon notice from IMT that IMT disposed of the Series D Shares of the prior Tranche. We paid IMT $500,000 plus accrued interest on April 15, 2016. As of November 14, 2016, 5,750,000 shares of Series D Convertible Preferred Stock have been issued, of which 3,750,000 have been converted into 3,125,010 shares of common stock.

IMT comprises the leading microwave brands Nucomm, RF Central and IMT, offering customers worldwide complete video solutions. Nucomm is a premium brand of digital broadcast microwave video systems. RF Central is an innovative brand of compact microwave video equipment for licensed and license-free sports and entertainment applications. IMT is a trusted provider of mission-critical wireless video solutions to state, local and federal law enforcement divisions.

Letter of Intent with Vislink PLC

On October 13, 2016, we signed a binding Letter of Intent (“LOI”) with Vislink PLC, an England and Wales public limited company (the “Seller” or “Vislink”), regarding the acquisition of certain assets and liabilities relating to the hardware segment of Vislink (the “Transaction”). The purchase price of the Transaction will be $16 million (the “Purchase Price”). We are required to raise at least one-third of the Purchase Price and place it in a restricted account to be used for closing of the Transaction within twenty (20) days of the receipt of pro-forma financial information (the “Financing Condition”). The parties intend to negotiate and execute a definitive asset purchase and sale agreement for the Transaction in accordance with the terms of the LOI.

The definitive asset purchase and sale agreement will include customary closing conditions including necessary approvals for an asset purchase of this size and scope. We and the Seller have agreed not to initiate or enter into any discussion with any other prospective purchaser of the assets and/or liabilities, or of the stock or business of Vislink prior to December 31, 2016. The LOI will terminate immediately if the Financing Condition is not met.

Plan of Operations

We are executing on our sales and marketing strategy, through both direct sales to end-customers and indirect sales to channel network partners, and as a result, we have entered into a number of equipment purchase, reseller and teaming agreements. These customer engagements span our target markets in rural telecommunications and defense.

Results of Operations

Comparison for the three months and nine months ended September 30, 2016 and 2015

Revenues

Revenues for the three and nine months ended September 30, 2016, were $1,913,000 and $4,497,000, respectively, representing an increase of $1,724,000 and $3,351,000, respectively, from $189,000 and $1,146,000 in the corresponding periods in 2015. The revenue of $1,913,000 resulted from $1,851,000 from sales of equipment and $62,000 from engineering services for the three months ended September 30, 2016, which can be attributed to the acquisition of IMT. The revenue of $4,497,000 resulted from $4,339,000 from sales of equipment and $158,000 from engineering services during the nine months ended September 30, 2016. Of the $4,497,000 in revenue, $154,000 was previously recorded as deferred revenue.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and nine months ended September 30, 2016, were $970,000 and $2,210,000, respectively, representing an increase of $856,000 and $1,521,000 from $114,000 and $689,000 in the corresponding periods in 2015. Of the $970,000 and $2,210,000, $952,000 and $2,140,000 were based on the cost of components and the time allocated to the building of the products sold, and $18,000 and $53,000 were based on the cost of the time allocated towards the engineering service agreement. Of the $114,000 and $689,000, $112,000 and $635,000 were based on the cost of components and the time allocated to the building of the products sold, and $2,000 and $54,000 were based on the cost of the time allocated towards the engineering and consulting service agreement.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary, benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and nine months ended September 30, 2016, the Company incurred aggregate expense of $2.3 million and $6.7 million, respectively, compared to $1.9 million and $5.6 million for the three and nine months ended September 30, 2015, representing an increase of $0.4 million, or 21%, for the three months, and $1.1 million, or 20%, for the nine months ending September 30, 2016.

The three month increase of $0.4 million is due to the inclusion of $0.9 million of general and administrative expenses as a result of the IMT acquisition on January 29, 2016. The increase was partially offset by decreases of $0.2 million in consulting fees associated with the Company’s listing on the NASDAQ Capital Market; $0.2 million in consulting fees due to cost cutting measures; and $0.1 million in stock based compensation associated with the expensing of stock options.

The nine month increase of $1.1 million is due to the inclusion of $2.4 million of general and administrative expenses as a result of the IMT acquisition on January 29, 2016. The increase was partially offset by decreases of $0.4 million in consulting fees associated with the Company’s listing on the NASDAQ Capital Market; $0.4 million in consulting fees due to cost cutting measures; $0.1 million in travel expenses, $0.1 million in stock based compensation associated with the expensing of stock options; and $0.1 million in insurance expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. For the three and nine months ended September 30, 2016, the Company incurred aggregate expenses of $1.4 million and $4.6 million, compared to $1.0 million and $3.7 million, respectively, for the three and nine months ended September 30, 2015, representing an increase of $0.4 million, or 40%, for the three months and $0.9 million, or 24%, for the nine months ending September 30, 2016.

The three month increase of $0.4 million is due to the Company not capitalizing any salaries associated with software development costs for the three months ending September 30, 2016 compared to $0.5 million of salaries associated with software development costs that were capitalized in the three months ending September 30, 2015. Included in the three months ending September 30, 2016, is $0.2 million of research and development expenses as a result of the IMT acquisition on January 29, 2016. After taking into account the non-capitalization of salaries associated with software development costs for the three months ended September 30, 2016, total research and development costs decreased over the period by $0.3 million with regard to payroll, due to a reduction in personnel.

The nine month increase of $0.9 million is due to the Company not capitalizing any salaries associated with software development costs for the three months ending September 30, 2016 compared to $1.7 million of salaries associated with software development costs that were capitalized in the nine months ending September 30, 2016. Included in the nine months ending September 30, 2016, is $0.5 million of research and development expenses as a result of the IMT acquisition on January 29, 2016. After taking into account the non-capitalization of salaries associated with software development costs for the three months ended September 30, 2016, total research and development costs decreased over the period by $1.0 million with regard to payroll and $0.1 million in insurances due to a reduction in personnel, $0.1 million in stock based compensation associated with the expensing of stock options; and $0.1 million with regard to materials not used for research and development purposes.

We expect our research and development costs to continue to decrease going forward as we implement additional cost saving measures in our current full-time, part-time and contracted workforce.

Amortization and Depreciation

Amortization and depreciation expenses for the three and nine months ended September 30, 2016 were $1.3 million and $4.1 million, respectively, compared to $1.0 million and $2.9 million, respectively for the three and nine months ended September 30, 2015. Amortization and depreciation expenses increased $0.3 million, or 53%, from $1.0 million in the three months ended September 30, 2015 to $1.3 million in the three months ended September 30, 2016. Amortization and depreciation increased $1.2 million, or 41% from $2.9 million in the nine months ended September 30, 2015 to $4.1 million in the nine months ended September 30, 2016. The increases are due to the depreciation on the step-up in valuation of certain assets of IMT in the three and nine months ended September 30, 2016.

Other

Other income for the three and nine months ended September 30, 2016 was $1.0 million and $1.6 million, respectively, compared to $0.7 million and $1.1 million, respectively, for the three and nine months ended September 30, 2015. The other expense of $0.9 million for the three and nine months ended September 30, 2016, represents the shortfall in proceeds on the Series D Preferred Stock that was associated with the acquisition of IMT.

The changes in fair value of derivative liabilities for the three and nine months ended September 30, 2016 were $2.6 million and $1.3 million, respectively. This is due to the changes in our stock price subsequent to these warrant issuances resulting in an unrealized gain in the fair value of the derivative liabilities.

The gain on bargain purchase for the three and nine months ended September 30, 2016 was $0.0 million and $2.7 million, respectively. The lack of a gain for the three months ended September 30, 2016 was a result of the IMT acquisition in January 2016. The increase in the nine months ended September 30, 2016 is due to the Company finalizing the IMT purchase price allocation in the second quarter of 2016.

Interest expense for the three and nine months ended September 30, 2016 was $0.1 million and $0.8 million, respectively, compared to $0.4 million and $0.5 million, respectively, for the three and nine months ended September 30, 2015. The fluctuations were primarily due to the 35% prepayment penalty recorded as interest on the conversion of the 8% Convertible Notes issued in June 2015 and July 2015 (the “8% Convertible Notes”) into the February 2016 financing; interest on the 5% Convertible Notes issued in January 2016 and the 8% Convertible Notes; and interest on promissory notes issued to IMT and our CEO, George Schmitt.

Net Loss

For the three and nine months ended September 30, 2016, the Company had a net loss of $3.1 million and $11.8 million, respectively, compared to a net loss of $3.1 million and $10.6 million for the three and nine months ended September 30, 2015, respectively, or a decrease of $0 and an increase of $1.2 million.

The increase in net loss is due mainly to an increase in amortization and depreciation, general and administrative and research and development expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2016, the Company had a working capital of approximately $0.2 million including $1.8 million of cash and cash equivalents. We have incurred net losses of $11.8 million and $10.6 million, respectively for the nine months ended September 30, 2016 and 2015. Additionally, we have incurred negative operating cash flows including cash used in operations of $6.7 million and $5.1 million, for the nine months ended September 30, 2016 and 2015, respectively.

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

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Nine Month Period Ended

(In Thousands)

Cash Flows Provided By (Used In):	September 30, 2016	September 30, 2015
Operating Activities	$(6,480)	$(5,144)
Investing Activities	$(35)	$(1,876)
Financing Activities	$7,979	$7,403
Cash at end of period	$1,832	$1,141

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 totaled $6.5 million as compared to $5.1 million for the nine months ended September 30, 2015 representing an increase of $1.4 million. Of the $1.4 million increase, approximately $0.3 million was due to the acquisition of IMT.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $0.04 million as compared to $1.9 million for the nine months ended September 30, 2015. The net cash proceeds from the IMT acquisition were $(0.023) million in the nine months ended September 30, 2016. No capitalization of intangible assets occurred during the nine months ended September 30, 2016.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2016 was $8.0 million as compared to cash provided by financing activities of $7.4 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, there were net proceeds from the issuance of Preferred Stock in February and the issuance of common stock in May and July totaling $8.0 million; $1.0 million from short-term convertible notes; and $0.5 million from the exercise of warrants. In the nine months ended September 30, 2015 there were net proceeds from the August 2015 financing totaling $4.7 million; net proceeds from the conversion of the August 2015 financing Series B warrants totaling $0.1 million, net proceeds from the Series B and C Preferred Stock totaling $1.5 million; and net proceeds from a short term convertible note totaling $1.5 million.

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

Financing Events

$500,000 Securities Purchase Agreement

On January 29, 2016, we entered into a securities purchase agreement pursuant to which we sold 5% Senior Secured Convertible Promissory Notes (the ‘‘5% Convertible Notes’’) to accredited investors for an aggregate purchase price of $500,000 for net proceeds of $500,000. In connection with the February 2016 financing, all of our obligations under the 5% Convertible Notes have been extinguished.

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

April 2016 Financing

On April 15, 2016, the Company entered into a securities purchase agreement (the ‘‘Securities Purchase Agreement’’) with certain accredited investors pursuant to which we sold a principal amount of $550,000 of 5% Senior Secured Convertible Promissory Notes for an aggregate purchase price of $500,000 (the ‘‘April 5% Convertible Notes’’). In connection with the Securities Purchase Agreement, we also entered into a security agreement, dated April 15, 2016, pursuant to which we granted the investors a security interest in all of our assets. As of September 30, 2016, $215,000 principal was converted into 242,420 shares of common stock.

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

July 2016 Financing

On July 20, 2016, we completed an underwritten public offering of 7,300,000 Units, each of which consists of one share of our common stock, par value $0.00001 per share, and 1.25 of a warrant to purchase one share of our common stock at an exercise price of $0.685 per share. On July 15, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase 1,368,750 shares of common stock. We received approximately $4.3 million in net proceeds from the offering, including exercise of the over-allotment option, after deducting the underwriting discount and estimated offering expenses payable by us. Roth Capital Partners acted as sole book-running manager for the offering. Aegis Capital Corp. acted as co-lead manager for the offering.

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

In our Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting as a result of the lack of corporate accounting personnel necessary to maintain adequate segregation of duties, insufficient resources to hire additional accounting personnel with the requisite knowledge of U.S. GAAP, and not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. As of September 30, 2016, we concluded that such weaknesses continued to exist.

During 2016, the Company has made progress to remedy these weaknesses through the recent hiring of an SEC reporting consultant to support the Director of Finance and the acquisition of accounting personnel in the IMT acquisition in January 2016 who are able to assist in supporting the Company’s accounting department. The Company is continuing to further remediate these weaknesses as its resources permit it to.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except as discussed above.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of September 30, 2016, we do not have any litigation matters pending.

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

xG TECHNOLOGY, INC.

Date: November 14, 2016	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

