Form 10-K
period 2016-12-31
xG TECHNOLOGY, INC.
filed 2017-03-31
CIK 1565228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2016, 827,002 (retroactively adjusted to reflect the December 15, 2016 one-for-ten reverse stock split) shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the second fiscal quarter, was approximately $8,645,600 based on the average high and low price of $11.00 (retroactively adjusted to reflect the December 15, 2016 one-for-ten reverse stock split) for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 11,118,324 shares of its common stock outstanding as of March 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the 2017 annual meeting of stockholders.

XG TECHNOLOGY, INC.
FORM 10-K
ANNUAL REPORT
For the Fiscal Year Ended December 31, 2016

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

PART I

Item 1. Business

Overview

The overarching strategy of xG Technology, Inc. (“xG Technology”, “xG”, the “Company”, “we”, “our”, “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC   (“IMT”), Vislink Communication Systems (“Vislink”), and xMax. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. In addition to these brands, xG has a dedicated Federal Sector Group focused on providing next-generation spectrum sharing solutions to national defense, scientific research and other federal organizations.

IMT:

On January 29, 2016, xG completed the acquisition of the net assets that constituted the business of IMT, pursuant to an asset purchase agreement by and between xG and Skyview Capital, LLC. The IMT business develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, and this has allowed IMT to develop integrated solutions over the past 20 years that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

IMT provides product and service solutions marketed under the well-established brand names Nucomm, RF Central and IMT. Its video transmission products primarily address three major market areas: Broadcasting, Sports and Entertainment, and Surveillance (for Military and Government).

The Broadcasting market consists of electronic news gathering, wireless camera systems, portable microwave, and fixed point to point systems. Customers within this market are blue-chip tier-1 major network TV stations that include over-the-air broadcasters, and cable and satellite news providers. For this market, IMT designs, develops and markets solutions for use in news helicopters, ground-based news vehicles, camera operations, central receive sites, remote onsite and studio newscasts and live television events. In this market, IMT’s Nucomm line is recognized as a premium brand of digital broadcast microwave video systems.

The Sports and Entertainment market consists of key segments that include Sports Production, Sports Venue Entertainment systems, movie director video assist, and the non-professional user segment. Customers within this market are major professional sports teams, movie production companies, live video production service providers, system integrators and a growing segment of drone and unmanned ground vehicle providers. Among the key solutions IMT provides to this market are wireless camera systems and mobile radios. IMT’s RF Central is a well-established brand of compact microwave video equipment in the market for both licensed and license-free sports and entertainment applications.

The Government/Surveillance market consists of key segments that include state and local law enforcement agencies, Federal “3-letter” agencies and military system integrators. Customers within this market include recognizable state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice and the Department of Home Land Security. The key solutions IMT provides to this market are mission-critical wireless video solutions for applications including manned and unmanned aerial and ground systems, mobile and handheld receive systems and transmitters for concealed video surveillance. IMT’s products in this market are sold under the brand name IMT.

Vislink:

xG Technology originally announced the acquisition of Vislink on October 20, 2016 in a $16 million binding asset purchase agreement. On February 2, 2017, xG completed the acquisition and assumed full legal ownership of Vislink.

Vislink specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items.

Vislink serves two core markets: broadcast & media, and law enforcement, public safety & surveillance. In the broadcast & media market, Vislink provides broadcast communication links for the collection of live news, sports and entertainment events. Customers in this market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, public safety & surveillance markets, Vislink provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. Its public safety & surveillance customers include metropolitan, regional and national law enforcement agencies as well as domestic and international defense agencies and organizations.

While our intent is to merge Vislink’s operations with those of IMT, the Vislink brand and its legacy brands, including Gigawave, Link, Advent and MRC, will be preserved. IMT has assumed all the Vislink product warranties and will continue to support all the Vislink and IMT product offerings. Vislink’s business in the Americas will become part of IMT, and their business in the rest of the world will be handled by Vislink’s existing UK operation. IMT is maintaining all the existing physical facilities around the world, including offices in Colchester in the UK, Billerica (Massachusetts), Anaheim (California), Singapore, Dubai, and IMT’s newest factory in Hackettstown (NJ).

xMax:

xMax is a secure, rapid-deploy mobile broadband system that delivers mission-assured wireless connectivity in demanding operating environments. xMax was specifically designed to serve as an expeditionary and critical communications network for use in unpredictable scenarios and during fluid situations. We believe xMax represents a compelling solution for disaster response, emergency communications, and defense applications, among other sectors. xMax has already been deployed at U.S. Army bases and by the U.S. State Department in Mexico.

The equipment that we develop, manufacture and market under the xMax brand includes a suite of products and services that includes access points, fixed and mobile dual-band WiFi hotspots, mobile switching centers, as well as network management and deployment tools. These products embody our broad portfolio of innovative intellectual property including spectrum sharing, interference mitigation, multiple-input multiple-output (MIMO) and cognitive and software defined radio (SDR). xMax utilizes an end-to-end Internet Protocol (IP) architecture that allows it to serve as a turnkey network system ranging from a last-mile solution to a full network backbone.

xG Federal:

The xG Federal business unit leverages xG’s extensive portfolio of patented RF communications technologies to engage in collaborative research and development projects.

Our Strategy

IMT and Vislink video brands:

Our acquisitions of IMT and Vislink are part of xG’s plan to diversify and grow the broadcast, sports and entertainment and public safety, surveillance and defense markets. They allow us to offer a broad array of end-to-end, high-reliability, high-data rate, long-range wireless video transmission solutions. These solutions are being used for applications in growing market segments, including in-game sports video mobile feeds, real-time capture and display of footage from drones and other aerial platforms, and rapid-response electronic news gathering operations.

The key sector strategies for IMT and Vislink are to expand the various markets for existing miniature wireless video products which include educational sectors, videographers, and video service providers, provide complete end-to-end solutions for the video surveillance market, and introduce complete end-to-end IP technology into the broadcast market.

The acquisition of Vislink is expected to offer xG the opportunity to realize synergies with its IMT business unit, while allowing both entities to offer an expanded suite of services and product offerings in the markets they are already active in. A key advantage is that there is currently limited overlap in product offerings, sales channels and market coverage between the two companies. For example, Vislink has a substantial client base in international markets where IMT has had a limited presence. In addition, IMT has a very strong product portfolio targeted to US federal law enforcement and high-end sports broadcasting customers who will now have access to additional solutions based on Vislink’s product configurations. Finally, Vislink has traditionally focused on licensed spectrum solutions where IMT has pioneered the use of non-licensed spectrum for many applications. Combining xG’s shared spectrum and interference mitigation techniques with an expanded IMT/Vislink product lineup will provide an opening into additional customer bases that currently do not have access to licensed spectrum.

xMax:

For xMax, our strategy is to leverage elements of our intellectual property portfolio to introduce a range of spectrum agnostic, cognitive radio network solutions for numerous industries and applications. We believe that sales of these xMax-branded products and services, together with our ability to leverage our patent portfolio, present us with an attractive revenue model. Our future strategies are for our intellectual property to be embedded by partners in a semiconductor chip that could be sold to third-party equipment manufacturers and inserted in their devices, and to license our intellectual property to other customers in industry verticals worldwide.

We believe the xMax system represents the only commercially available cognitive radio network system that includes purpose-built interference mitigation. xMax implements our proprietary interference mitigation software that can increase capacity on already crowded airwaves by improving interference tolerance, enabling the delivery of a comparatively high quality of service where other technologies would not be able to cope with the interference.

The xMax system allows mobile operators to utilize free, unlicensed 902 – 928 MHz ISM band spectrum (which spectrum is available in all of the Americas except French Guiana) instead of purchasing scarce, expensive licensed spectrum. Our xMax system will also enable enterprises to set up a mobile communications network in an expeditious and cost-effective manner. Although currently designed to operate within the 902 − 928 MHz unlicensed band of spectrum, our system is frequency agnostic.

xG Federal:

Among the key technological areas in which xG Federal participates in funded R&D initiatives are the following:

•	inter-agency and government/commercial spectrum sharing and co-use architectures

•	cognitive radio systems supporting secure bidirectional voice and data services

•	spectrum transitioning and relocation planning

•	interference mitigation techniques

•	self-organizing networks

•	Physical layer (PHY) and MAC (Media Access Control Layer) protocol development

•	Digital Signal Processing (DSP) techniques including:

•	MIMO antenna systems

•	Advanced modulation schemes

•	Adaptive filtering algorithms

•	Digital broadcasting, security, surveillance and other video transmission technologies

Market Overview

Our Market

IMT and Vislink:

Our IMT and Vislink services and product offerings broadly address three markets: Broadcasting, Sports and Entertainment, and Surveillance (Military and Government).

The Broadcasting market consists of key segments including electronic news gathering, wireless camera systems, portable microwave, and fixed point to point systems. The market looks to improve operational efficiencies in the gathering, production, and transmission of wireless content. Recent trends in the market include a movement towards IP connectivity over point to point links for infrastructure, high definition upgrades of remote news gathering vehicles, and continued pressure to reduce expenses by improving operational efficiencies. Customers within this market are major network TV stations including over-the- air broadcasters, cable and satellite news providers. IMT and Vislink  focus on the unique manner in which these customers create and gather content wirelessly.

The Sports and Entertainment market consists of key segments including sports production, sports venue entertainment systems, movie director video assist, and the non-professional user segment. Generally this market is focused on much more agile wireless video systems. Drivers in these markets include small, lightweight, easy to use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market are to further reduce the size and improve agility of the wireless video systems as users are demanding higher link reliabilities at longer ranges. Customers within this market are professional sports teams, movie production companies, live video production service providers, system integrators and a growing segment of drone and unmanned ground vehicle providers.

The Government/Surveillance market consists of key segments including state and local law enforcement agencies, federal “3-letter” agencies and military system integrators. The market looks to improve the reliability and quality of video content without adding complexity. The video systems must be operated without technical intervention. State and local agencies benefit from Department of Homeland Security grant programs to improve overall security. Recent trends within these segments are improved interoperability within agencies, and demand for fully integrated systems including robust microwave combined with ubiquitous IP networks. As wireless video systems are becoming more reliable and easier to deploy, the adoption rate of wireless systems is increasing. Customers within this market include state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice and the Department of Home Land Security.

xMax:

The key market sectors that rely on communications systems that have mission-critical capabilities are public safety/emergency management and defense.

In emergency management operations, reliable communications are an absolute requirement and cannot be compromised by interference, network contention or congestion from other users, or lack of coverage or reliability. Public safety workers cannot lose voice communications in times of emergency or at large public gatherings. On the other hand, many police and fire organizations are using public cellular or WiFi networks for data communications.

With the onset of body-worn cameras and the use of tablet computers instead of paper forms, data communications are becoming just as critical as voice communications. When they rely on public commercial networks, data communications are susceptible to overload during large public events as well as when emergency situations and disaster-based outages take place. Public data access based on commercial cellular also incurs significant monthly charges per user. WiFi or other unlicensed networks are considered unreliable due to the public availability and allowing anyone to construct a network anywhere without coordination with existing users.

The xMax System was specifically engineered to deliver voice, video, and data communications in crisis environments. The public safety community can benefit from the following features that the xMax cognitive radio network offers:

•	Works with common-off-the-shelf (COTS) smartphones and smart devices
•	Extremely difficult to scan, hack or jam
•	Can enable effective operation in FREE, unlicensed spectrum
•	Integrates with legacy systems
•	Cost-effective ongoing operations

In military applications, wireless communications systems must meet or exceed performance parameters that few other communications systems can tolerate. The systems must be extremely mobile, almost infinitely scalable, frequency agile, cost-efficient and have highly flexible deployment schemes. In addition, the systems must be able to securely integrate commercial smartphones and tablets at the tactical edge of operations. And, critically, they must be able to maintain communications integrity in the face of unpredictable RF challenges.

In military wireless communications scenarios, xMax can fulfill the requirements of military wireless communications planners thanks to the  following attributes:

•	A fully expeditionary communications network that supports voice, video, and broadband data over one set of hardware.

•	Exceptionally low probability of jamming or hacking. Patented active interference mitigation technologies make the system resistant to jamming and hacking attempts, with a very low chance of message interception, even in the most unpredictable spectrum conditions.

•	Deploys and scales easily. xG’s patented interference mitigation and self-organizing technologies enable rapid deployment and expansion without complex network engineering or frequency planning.

•	Suitability in emergency situations

•	Flexible deployment options for fixed, mobile, airborne, or expeditionary deployments.

•	Multiple backhaul options, including SATCOM, microwave, Ethernet, cellular, and WiFi.

•	Device agnostic, allowing the use of any smartphone, tablet, laptop, or rugged mobile device from any manufacturer.

•	All-IP architecture allows xMax to digitally interface with legacy systems.

•	Global operation by using the 900-928 MHz frequency band.

•	A truly mobile network proven to deliver seamless handoffs at up to 70 mph.

•	Deploys in minutes to provide command and control in emergency situations.

•	Provides a resilient, robust and redundant network with low operational cost over the service life of the equipment.

Products

Through our IMT and Vislink businesses, we are able to offer a full spectrum of wireless video products which are built around providing complete solutions. Both companies have traditionally focused on the development of core product technologies that have the potential for application in final assembled products that cross market segments. Technology focus areas include RF and microwave component development spanning the frequency range from DC to 18GHz, waveform modulation, H.264 video encoding and decoding, 4K UHD (Ultra High Definition) camera systems, IP-based electronic newsgathering systems, and digital signal processing. Through these products, we are uniquely positioned with significant technology IP and an established reputation for rapidly and economically delivering complex, bespoke engineering products and solutions to customers that are expertly managed to tight deadlines. Production of these products can be rapidly scaled to respond to changes in market demand.

Key IMT products:

Broadcast: IMT offers a line of high-margin receiver products including the CRx2, CRx6 and CIRAS. These products may be interconnected over IP networks, expanding and simplifying their overall use and reducing the deployment cost significantly. The microLite is a small, low-cost wireless camera system enabling broadcast news operators to eliminate the use of coaxial cables in their remote news operations. This significantly reduces labor costs in the operation, and increases the speed and agility of the cameramen to focus on capturing engaging content.

CRx2 Receiver

CRx6 Receiver

CIRAS Receiver

Sports and Entertainment: The microLite is available in both licensed and unlicensed frequency bands, the latter enabling non-TV broadcasters to capture broadcast quality video without the cost and limitations of gaining a frequency license. The unlicensed market is very large and just being opened to high quality technologies.

microLite

Government/Surveillance: IMT has focused on handheld receivers, and benefits from limited competition in this area. The MiniMobile Commander and Mobile Commander are high quality, feature-rich products. IMT vNet IP Video Distribution Servers enable commanders and managers to view near real time video captured on scene and consumed anywhere in the world over public and private IP networks.

MiniMobile Commander
Receiver Monitor

Mobile Commander
Receiver Monitor

Vislink:

Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. Vislink solutions include the following product categories:

Vislink’s key product offerings include:

•	UltraLite, the world’s first end-to-end wireless 4K UHD live video solution;

•	Newsnet, a revolutionary approach to ENG operations that brings studio workflows directly to the field;

•	ViewBack, a lightweight, low power, low latency, dual channel diversity receiver-decoder that enables quicker production, more efficient editing, and more effective collaboration between camera operators and studio teams; and

•	SatWare, a high-performance embedded computing and routing system designed to provide enhanced capability and simplified use of broadcast equipment in the field.

xMax:

xMax is the flagship implementation of xG’s innovative cognitive radio intellectual property. Operating initially within the 902 – 928 MHz license-free band, xMax is a mobile voice over internet protocol (“VoIP”) and broadband data system that utilizes an end-to-end IP system architecture. xMax technology is spectrum agnostic. In any spectrum band that xMax operates in, we break the band into channels and sub channels. We then use spatial processing and adaptive modulation to mitigate interference in that band. If the band becomes unusable because of overwhelming interference, we then use dynamic spectrum access to change to another channel or band. The xMax product suite we currently sell is band-specific due to the current limitations in RF technology that can be produced for a given size, cost and complexity. Multiband, small, portable devices today require custom developed integrated circuits, which are on our technology roadmap, but not currently available.

The xMax system design represents a turnkey network solution that includes rapid-deploy self-organizing access points (base stations), fixed and mobile personal Wi-Fi hotspots, mobile switching centers, as well as network management and deployment tools. A key feature of the xMax system is the ability to leverage off-the-shelf commercial mobile devices (such as smartphones, laptops and tablets), resulting in reduced network infrastructure, maintenance and operational costs. The xMax system allows operation in the free, unlicensed 902 – 928 MHz ISM band spectrum (available in most of the Americas) instead of having to purchase scarce licensed spectrum which can be prohibitively expensive.

Below is a diagram that provides a high-level overview of the xMax network architecture:

xMax network architecture includes the following elements:

•	A proprietary xMax over the air-interface designed for cognitive radio operation in unlicensed as well as licensed bands.

•	xMod fixed and xVM mobile hotspots that bridge WiFi-enabled commercial smartphones, laptops, tablets and other Internet ready devices to the xMax cognitive network.

•	xAPs, which provides wide area connectivity to end-user devices via xMods. The xAP is a compact, single channel access point optimized for cognitive radio operation. Up to 18 xAPs can be co-located to provide up to 108 Mbps of total data in the 900 MHz ISM band. xMax channelizes the 902-928 MHz band into 18 discrete channels, which are only used when there is traffic to mobile devices that are registered with a particular channel.

•	Access Network Gateway (ANG), called the xMCC in an xMax network that provides call process, IP packet delivery services and several other IP, mobility and network signaling related functions.
•	Technology-agnostic backhaul links from xAP sites and the ANG (Fiber, Metro Ethernet, PTP Wireless, etc.).

CN5100 Mobile Hotspot:

The xMax CN5100 Mobile Hotspot is a device that allows users of Wi-Fi-enabled smartphones, tablets, notebooks and other devices to access the Internet through the xMax cognitive radio network. The CN5100 Mobile Hotspot acts as a transparent protocol bridge that connects end user devices to the wide-area xMax network using secure Wi-Fi links, USB or Ethernet cables. It supports not only fixed users but will also supports mobile users and has been designed to provide exceptional QoS (Quality of Service) and MoS (Mean Opinion Score) while supporting calls, texting (SMS) and broadband data streams over the xMax network.

The CN5100 Mobile Hotspot includes a Wi-Fi router chip that allows it to simultaneously support multiple external devices wirelessly. It will enable operators to deploy long-range xMax networks that can integrate with the large installed base of Wi-Fi and Ethernet-capable devices. Subscribers will easily be able to install and set up a CN5100 Mobile Hotspot to support any device having a Wi-Fi, USB or Ethernet connection. By incorporating xMax radios and 2x4 MIMO technology, CN5100 Mobile Hotspots can provide range and reliability that management believes is superior to Wi-Fi-based wide-area systems.

CN3100 Vehicle Modem:

The xMax CN3100 Vehicle Modem is an IP67-rated ruggedized subscriber device that is designed to be installed inside or outside vehicles. The CN3100 Vehicle Modem acts as a transparent protocol bridge, allowing users of WiFi-enabled smartphones, tablets, notebooks and other devices to seamlessly access the Internet through the xMax cognitive radio network.

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

CN3200 Dual-Band Routing Modem:

The xMax CN3200 Dual-Band Routing Modem is a single compact unit that operates in both the 900 MHz and 2.4 GHz frequency bands. The CN3200 Dual-Band Routing Modem utilizes interprotocol smart-routing algorithms to automatically determine which frequency to use based on the user’s application. Voice calls are prioritized to the 900 MHz band while video and data are prioritized to the 2.4 GHz band. The experience to the user is seamless, providing simultaneous high speed data communications and calling without latency or echo.

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

CN1100 Access Point:

The xMax CN1100 Access Point is an all-IP wireless access point that delivers wide area coverage, broadband throughput and reliability for fixed, nomadic and mobile applications, even when there is significant interference. The CN1100 Access Point brings together innovative technologies including Software Defined Radio (SDR), cognitive networking and a 2x4 MIMO in a compact and affordable broadband access point. These capabilities enable the CN1100 Access Point to deliver wide area coverage and broadband throughput for fixed, nomadic and mobile applications.

xMax radios and 2x4 MIMO technologies give the CN1100 Access Point range and reliability surpassing Wi-Fi-based systems. The CN1100 Access Point (as well as all xMax components) supports nomadic and fully mobile connectivity, including high-speed handoff that will allow xMax operators to offer on-the-go services that differ from those of fixed services, such as cable and DSL. When implemented, Self-Organizing Networking (SON) technology will simplify and speed deployment for commercial, private and tactical networks.

The CN1100 Access Point is a small, single channel device that provides voice, data and video over ranges of 1 to 5 miles (non-line-of-sight) and up to 15 miles (line-of-sight), depending on environmental and installation conditions. The xMax system is designed so that it is possible to collocate multiple CN1100 Access Points in order to increase system capacity. CN1100 Access Points are GPS time-synchronized to avoid self-interference, which increases overall system capacity and load leveling. These features, along with deterministic Media Access Control (MAC) for high-quality voice calls, give the xMax system improved scalability in real-world conditions.

Having numerous accessible channels allows neighboring network nodes (made up of one or more CN1100 Access Points) to utilize non-interfering channels automatically when employing the network self-planning features that are in our technology roadmap. This will allow the network to grow and scale more easily without the operator having to redesign the network RF plan each time a device moves, or when CN1100 Access Points or users are added or removed from the network.

CN7000 Mobile Control Center:

The xMax CN7000 Mobile Control Center is the backbone network element in the xMax regional network. The CN7000 Mobile Control Center controls the delivery of voice and data services, and manages all elements in the regional network, including access points and end-user devices.

The CN7000 Mobile Control Center acts as an aggregation point for the connected CN1100 Access Points and it performs routing and security functions. The CN7000 Mobile Control Center is typically connected to the Internet/Global Information Grid (GIG) and one or more VoIP soft switches.

 xMonitor/xDrive:

xMonitor

xDrive

These software tools provide integrated and comprehensive network and element management for the xMax network, as well as mobile network throughput and coverage optimization.

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

Competition and Competitive Positioning

The primary competitors of IMT and Vislink are Domo Tactical Communications (Formerly a division of Cobham), Silvus Technologies, Persistent Systems, Troll Systems and a number of smaller market- specific businesses.

The union of the IMT and Vislink entities created the market share leader in the professional broadcast and media video transmission sector. We believe that their products solve a growing market need for stable, high-definition, wireless video communications. Separately, IMT and Vislink have been able to successfully leverage their long broadcast industry leadership, reputations for advanced technology, and ability to provide end-to-end-solutions in order to maintain and increase their customer bases and to continue providing highly competitive offerings. Both companies have mature product offerings that address applications in growing market segments, including in-game sports video mobile feeds, real-time capture and display of footage from drones and other aerial platforms, and rapid-response electronic news gathering operations.

As the businesses are integrated, it is expected that these advantages will be further strengthened. Because there is currently minimal overlap in product offerings between IMT and Vislink, we believe there will now be the opportunity to offer an expanded range of product offerings, additional services and enhanced capabilities. This positions us well for continued growth in broadcast and sports and entertainment markets, and we expect near term growth in the government/surveillance market. As we realize full control of the production processes of the two firms, we expect to be able to realize improving margins, control over product quality and competitive agility.

With respect to xMax, the wireless technology sector is intensely competitive and is rapidly evolving. Several vendors have researched and experimented with cognitive radios. This research predominately falls under the traditional industry defined use of a cognitive radio where cognitive capabilities are restricted to dynamic spectrum access (“DSA”) within the radio device. However, we believe that only a few vendors are undertaking development across all the key elements of cognitive technology: spectrum sensing, spectrum management, spectrum mobility, spectrum sharing, and spatial processing.

We not only face competition from other companies developing cognitive radio solutions but we are also competing for sales to end-user customers with companies offering solutions utilizing other technologies for access to licensed and unlicensed spectrum, such as LTE and Wi-Fi. In the cognitive radio market, our competitors include, Neul Ltd., Shared Spectrum Corporation and Adaptrum.

The main vendor in the public safety market is Motorola Solutions, which is a global player that holds a highly dominant market share in the U.S. of over 80% in public safety and government wireless networks. Meanwhile, in the defense market, there are several large and significant companies that provide wireless communications systems to U.S. and international military agencies, including Harris Corporation, ITT Industries, Raytheon, Boeing, Thales Communications and Lockheed Martin. It is common for one competitor to be a subcontractor to another competitor who is the prime contractor and vice versa as programs of record ramp up and ramp down over time.

A number of our current or potential competitors have long operating histories, significant brand recognition, large customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. We believe that xMax possesses the following key features that together constitute a competitive advantage to alternatives in the market:

xMax competitive positioning:

Mobility and Rapid Deployability — we have developed our product line to support mobility and rapid deployability. xMax has been designed with the ability to automatically perform its own RF planning by utilizing an extended range of non-interfering channels without manual intervention. This allows for the rapid deployment of communications assets which is often essential in the establishment of critical communications infrastructures. It also provides the ability to make the entire network infrastructure mobile, with CN1100 Access Point base stations able to move in relation to each other as well as to CN5100 Mobile Hotspots, CN3200 Dual-Band Routing Modems, xMax CN3100 Vehicle Modems and users. We believe this feature will be unique to xMax and will address a major capability gap for defense, homeland security, and public safety agencies which all require “on the move” communications networks. These agencies currently have no equipment or capacity for this identified and urgently needed capability.

Unique Product Architecture — The all-IP architecture on which xMax is based allows end-users to access the network with any IP-enabled device such as smartphones, tablets, and laptops while using their preferred software including VPNs and other security applications. We believe this can reduce costs by eliminating the need for expensive proprietary end-user devices and applications, while freeing users from the constraints of public cellular networks.

Exceptional Flexibility — xMax can serve as either a fixed, mobile, portable, or aerial wireless infrastructure, making it ideal for a number of deployment scenarios. These include emergency response, public safety and defense where communications must often be established quickly in remote areas, as well as for utilities and other critical infrastructure operations.

High level of interoperability — Although xMax operates as a self-contained communications infrastructure, it is interoperable with both public and private systems including P25, PSTN, cellular networks, and the forthcoming FirstNet nationwide public safety communications network.

Interference mitigation — Whereas most competitors’ efforts to date focus on interference avoidance, we have extended our core competency into the realm of interference mitigation. In a world where wireless demand is certain to result in more, not less, congested airwaves, we believe that our intellectual property that can help to ameliorate interference is a unique competitive advantage in the marketplace.

 We believe we compete favorably on these factors. However, our industry is evolving rapidly and is becoming increasingly competitive. Other developers could develop alternative wireless cognitive networks and other technologies that may adversely affect our ability to attract and retain customers. These competitors may include companies of which we may not be currently aware.

With respect to our xG Federal Group, we believe that the growing need for wireless spectrum among public and private users will continue to drive interest in technology-based spectrum sharing approaches, such as cognitive radio and opportunistic (i.e. shared) spectrum use. In fact, a number of federal agencies, including the Department of Defense, the National Science Foundation, and the Department of Energy, have ongoing research and development activities in the area of spectrum sharing. For example, the Defense Advanced Research Projects Agency (DARPA) supported early research into cognitive radio and dynamic spectrum access, and it continues to address key problem areas in spectrum sharing for military systems. Leveraging elements of our intellectual property portfolio and technological foundation in areas including interference mitigation, cognitive radios and interference mitigation and multiple in, multiple out (“MIMO”) antenna technology, we believe we are well-placed to identify, respond to, and secure funded spectrum sharing research opportunities.

Sales and Marketing

Our sales team currently is comprised of sales managers responsible for defined regional areas, inside sales personnel, and business development representatives focused on targeted sectors and/or regions. They are supported by solution engineers trained in technical sales with given market focus. This sales team is focused on supporting our current customers, as well as nurturing relationships with prospective customers in key domestic and international markets. For our IMT, Vislink and xMax brands, we employ a combination of sales channels, including direct-to-end customer sales, network group sales, reseller/integrators and OEM sales channels in order to use the most efficient means of reaching customers depending on the market segment. Sales efforts are supported by marketing and public relations activities, digital and print marketing initiatives, the creation of support materials, and trade show and other event appearances.

Our sales and support personnel are actively involved in the development of sales presentation materials and training of our channel partner sales personnel to assist them in marketing our services, either directly or indirectly to their customers. We also directly train and support selected key customers and technology providers in order to grow an active client base and solidify relationships.

As of December 31, 2016, our business development, sales and marketing team consisted of 11 full-time employees or contractors.

Customers

Our IMT and Vislink entities have developed significant followings based on their reputation for product performance, reliability and use of advanced technology. Both have developed diverse and stable customer bases for repeat product purchases from blue chip, tier-1 clients in the Broadcasting and Sports and Entertainment markets, as well as among high-profile agencies and organizations in Surveillance (Military and Government) markets.

Manufacturing and Suppliers

We have historically retained contract manufacturers to manufacture, test, assure the quality of, and ship our products. With the acquisitions of IMT and Vislink, we have additional options for both internal and external manufacturing of products. This provides us the opportunity to develop optimal supply chains that are tailored to our needs on a per-product and per-solution basis. Going forward, we anticipate that we will focus on our core strengths, which are innovation and technology design and the development, creation and exploitation of our intellectual property. Accordingly, we ultimately plan to become a designer, developer and fabless supplier of xMax integrated circuits and system software solutions for xMax products where we would supply integrated circuits produced either through the IMT and Vislink assets, if we are able to successfully integrate them into our business, or by third party manufacturing partners under license, software, reference designs, features, tools and technical support.

While we intend to integrate IMT and Vislink into our plan to build our products, but may continue to rely, particularly in the short term, on third party components and technology to build our products, as we procure components, subassemblies and products necessary for the manufacture of our products based upon our design, development and production needs. While components and supplies are generally available from a variety of sources, we currently depend on a single or limited number of suppliers for several components for our products. We are using a single source digital signal processor that may be difficult to replace with an equivalent performance device. We rely on purchase orders rather than long-term contracts with our suppliers. We do not currently stockpile enough components to mitigate any potential supply disruption if we are required to re-engineer our products to use alternative components.

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our technologies, solutions and products. We have developed a broad portfolio of intellectual property that covers wired and wireless communications systems. As of December 31, 2016, in the U.S., we have 58 patents granted, 1 patent applications pending, and 1 provisional application pending. Internationally, we have 51 patents granted, 26 patent applications pending, and no Patent Cooperation Treaty (PCT) applications.

Areas of our development activities that have culminated in filings and/or awarded patents include:

•	Spatial Processing (MIMO);
•	Self-Organizing Networks;
•	RF Modulation;
•	Compression (protocols, payload, signaling, etc.);
•	Modulators/Demodulators;
•	Antennas/Shielding;
•	Wired and Wireless Networks;
•	Media Access Control Protocols;
•	Interference Mitigation;
•	Cognition enabling over the air protocols (MAC layer);
•	Wireless data compression;
•	Dynamic Spectrum Access (DSA);
•	Quality of Service; and Quality of Service; and
•	Digital Broadcasting over Microwave Links.

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

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our products and other intellectual property. We typically own the copyright to our software code, as well as the brand or title name trademark under which our products are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States. Our registered trademarks in the United States include “xG”, and “xMax”, “IMT”, “Vislink”, the names of our products, among others.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act since we went public in July 2013. We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 102 of the JOBS Act, we have provided reduced executive compensation disclosure and have omitted a compensation discussion and analysis from this Report. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Employees

As of December 31, 2016, we employed 79 full-time equivalent employees, contractors or consultants, which included 37 in development, 4 officers, 6 in general and administrative, 2 in business development, 21 in operations and 9 in sales and marketing. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union or are party to collective bargaining agreements. We believe that we have good relations with our employees.

Item 1A. Risk Factors

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and marketing and business development office are located in Sarasota, Florida, in an office consisting of a total of 3,403 square feet pursuant to a lease that expires October 31, 2019. For our research and development, engineering, sales and support personnel we also have an office in Sunrise, Fort Lauderdale, Florida consisting of 11,029 square feet pursuant to a lease that expires on May 13, 2017. IMT has 14,416 square feet in Hackettstown, New Jersey pursuant to a lease that expires April 29, 2020. Vislink has 39,327 square feet in Billerica, MA through May 31, 2021 and 14,000 square feet in Colchester, United Kingdom pursuant to a lease that expires March 24, 2025. We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

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

The following table shows the high and low market prices for our shares for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly. As a result, the market prices shown in the following table may not be indicative of the market prices at which our shares will trade after this filing. These prices reflect the 1-for-10 reverse stock split on July 17, 2015, the 1-for-12 reverse stock split on June 20, 2016 and the 1-for-10 reverse stock split on December 15, 2016.

	Share Price
Quarter	High	Low
Fourth Quarter 2016	$6.20	$1.17
Third Quarter 2016	$11.70	$2.50
Second Quarter 2016	$34.80	$8.40
First Quarter 2016	$28.80	$9.60
Fourth Quarter 2015	$96.00	$22.80
Third Quarter 2015	$384.00	$42.00
Second Quarter 2015	$672.00	$240.00
First Quarter 2015	$768.00	$312.00

Holders

As of March 31, 2017, there were 11,118,324 shares outstanding and approximately 115 holders of record of our shares. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. Our transfer agent and registrar is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2016 and December 31, 2015 should be read in conjunction with the accompanying consolidated financial statements and the related notes included in Item 8 in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

The overarching strategy of xG Technology, Inc. (“xG Technology”, “xG”, the “Company”, “we”, “our”, “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC   (“IMT”), Vislink Communication Systems (“Vislink”), and xMax. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. In addition to these brands, xG has a dedicated Federal Sector Group focused on providing next-generation spectrum sharing solutions to national defense, scientific research and other federal organizations.

IMT:

On January 29, 2016, xG completed the acquisition of the net assets that constituted the business of IMT, pursuant to an asset purchase agreement by and between xG and Skyview Capital, LLC. The IMT business develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, and this has allowed IMT to develop integrated solutions over the past 20 years that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

IMT provides product and service solutions marketed under the well-established brand names Nucomm, RF Central and IMT. Its video transmission products primarily address three major market areas: Broadcasting, Sports and Entertainment, and Surveillance (for Military and Government).

The Broadcasting market consists of electronic news gathering, wireless camera systems, portable microwave, and fixed point to point systems. Customers within this market are blue-chip tier-1 major network TV stations that include over-the-air broadcasters, and cable and satellite news providers. For this market, IMT designs, develops and markets solutions for use in news helicopters, ground-based news vehicles, camera operations, central receive sites, remote onsite and studio newscasts and live television events. In this market, IMT’s Nucomm line is recognized as a premium brand of digital broadcast microwave video systems.

The Sports and Entertainment market consists of key segments that include Sports Production, Sports Venue Entertainment systems, movie director video assist, and the non-professional user segment. Customers within this market are major professional sports teams, movie production companies, live video production service providers, system integrators and a growing segment of drone and unmanned ground vehicle providers. Among the key solutions IMT provides to this market are wireless camera systems and mobile radios. IMT’s RF Central is a well-established brand of compact microwave video equipment in the market for both licensed and license-free sports and entertainment applications.

The Government/Surveillance market consists of key segments that include state and local law enforcement agencies, Federal “3-letter” agencies and military system integrators. Customers within this market include recognizable state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice and the Department of Home Land Security. The key solutions IMT provides to this market are mission-critical wireless video solutions for applications including manned and unmanned aerial and ground systems, mobile and handheld receive systems and transmitters for concealed video surveillance. IMT’s products in this market are sold under the brand name IMT.

Vislink:

xG Technology originally announced the acquisition of Vislink on October 20, 2016 in a $16 million binding asset purchase agreement. On February 2, 2017, xG completed the acquisition and assumed full legal ownership of Vislink.

Vislink specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items.

Vislink serves two core markets: broadcast & media, and law enforcement, public safety & surveillance. In the broadcast & media market, Vislink provides broadcast communication links for the collection of live news, sports and entertainment events. Customers in this market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, public safety & surveillance markets, Vislink provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. Its public safety & surveillance customers include metropolitan, regional and national law enforcement agencies as well as domestic and international defense agencies and organizations.

While our intent is to merge Vislink’s operations with those of IMT, the Vislink brand and its legacy brands, including Gigawave, Link, Advent and MRC, will be preserved. IMT has assumed all the Vislink product warranties and will continue to support all the Vislink and IMT product offerings. Vislink’s business in the Americas will become part of IMT, and their business in the rest of the world will be handled by Vislink’s existing UK operation. IMT is maintaining all the existing physical facilities around the world, including offices in Colchester in the UK, Billerica (Massachusetts), Anaheim (California), Singapore, Dubai, and IMT’s newest factory in Hackettstown (NJ).

xMax:

xMax is a secure, rapid-deploy mobile broadband system that delivers mission-assured wireless connectivity in demanding operating environments. xMax was specifically designed to serve as an expeditionary and critical communications network for use in unpredictable scenarios and during fluid situations. We believe xMax represents a compelling solution for disaster response, emergency communications, and defense applications, among other sectors. xMax has already been deployed at U.S. Army bases and by the U.S. State Department in Mexico.

The equipment that we develop, manufacture and market under the xMax brand includes a suite of products and services that includes access points, fixed and mobile dual-band WiFi hotspots, mobile switching centers, as well as network management and deployment tools. These products embody our broad portfolio of innovative intellectual property including spectrum sharing, interference mitigation, multiple-input multiple-output (MIMO) and cognitive and software defined radio (SDR). xMax utilizes an end-to-end Internet Protocol (IP) architecture that allows it to serve as a turnkey network system ranging from a last-mile solution to a full network backbone.

xG Federal:

The xG Federal business unit leverage xG’s extensive portfolio of patented RF communications technologies to engage in collaborative research and development projects.

Result of Operations

The following table sets forth the items contained in the consolidated statements of operations of the financial statements included herewith for the fiscal years ended December 31, 2016 and December 31, 2015.

xG TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2016	2015
Revenue	$6,574	$932
Cost of Revenue and operating expenses
Cost of components and personnel	3,133	510
Inventory valuation adjustments	2,417	861
General and administrative expenses	9,534	7,573
Research and development	6,106	4,928
Impairment charge	2,683	2,092
Amortization and depreciation	5,561	4,829
Total cost of revenue and operating expenses	(29,434)	(20,793)
Loss from operations	(22,860)	(19,861)
Other income (expenses)
Changes in fair value of derivative liabilities	2,545	2,559
Offering expenses	(684)	-
Gain on bargain purchase	2,749	-
Other expense	(1,727)	(26)
Interest expense	(925)	(529)
Total other income	1,958	2,004
Net loss	$(20,902)	$(17,857)
Dividends and deemed dividends	(1,808)	(3,079)
Net loss attributable to common shareholders	$(22,710)	$(20,936)
Basic and diluted net loss per common share	$(36.87)	$(332.32)
Weighted average number of shares outstanding basic and diluted	616	63

Revenue

Our revenues for the fiscal year ended December 31, 2016 increased 605% from $932,000 in the year ended December 31, 2015 to $6,574,000 which can be attributed to the acquisition of IMT during the first quarter of fiscal year 2016. Of the $6,574,000 revenue in 2016, $6,292,000  resulted from sales of equipment and $282,000 resulted from engineering and consulting services agreements. Of the $932,000 revenue in 2015, $701,000 resulted from sales of equipment and $231,000 resulted from an engineering and consulting services agreement.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the fiscal year ended December 31, 2016 increased 514% from $510,000 in the year ended December 31, 2015 to $3,133,000 which can be attributed to the acquisition of IMT during fiscal year 2016. Of the $3,133,000 cost of components and personnel in 2016, $3,008,000 is based on the cost of components and the time allocated to building the products sold and $125,000 is based on the cost of the time allocated towards the engineering and consulting services agreements. Of the $510,000 cost of components and personnel in 2015, $458,000 is based on the cost of components and the time allocated to building the products sold and $52,000 is based on the cost of the time allocated towards the engineering and consulting services agreements.

We do anticipate a significant increase in revenue and the related costs in 2017 due to the acquisition of Vislink.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or reserved for slow moving or excess inventory. Inventory valuation adjustments increased by $1.5 million or 167%, from $0.9 million in the year ended December 31, 2015 to $2.4 million in the year ended December 31, 2016. The increase is primarily due to additional reserve on xG inventory due to lack of sales in 2016.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis and include salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel.

General and administrative expenses increased by $1.9 million, or 25%, from $7.6 million in the year ended December 31, 2015 to $9.5 million in the year ended December 31, 2016.

The increase was primarily due to the inclusion of $3.2 million of general and administrative expenses as a result of the IMT acquisition on January 29, 2016. The Company also had increases of $0.6 million in bad debt expense due to uncollectable xG receivables and $0.1 million in legal fees. These increases were offset by decreases of $0.9 million in stock based compensation; $0.3 million in consulting fees associated with the Company’s listing on the NASDAQ Capital Market; $0.3 million in consulting fees due to cost cutting measures; $0.2 million in travel expenses; and $0.1 million in insurance expenses. We expect general and administrative costs to increase going forward due to the Vislink acquisition and IMT’s operations being included for a full year.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. Development expenses increased by $1.2 million, or 24%, from $4.9 million in the year ended December 31, 2015 to $6.1 million in the year ended December 31, 2016. The $1.2 million increase was due to the Company not capitalizing any salaries associated with software development costs in accordance with ASC 985, U.S. GAAP dictates that the majority of costs incurred by a company in connection with software development are to be expensed during the year ended December 31, 2016 compared to $2.2 million of salaries associated with software development costs that were capitalized during the year ended December 31, 2015. Included in the year ended December 31, 2016, is $0.8 million of research and development expenses for IMT products and personnel. After taking into account the non-capitalization of salaries associated with software development costs for the year ended December 31, 2016, total research and development costs decreased over the period by $1.2 million with regard to payroll and $0.1 million in insurances due to a reduction in personnel, $0.1 million in stock based compensation associated with the expensing of stock options; $0.1 million in rent expense and $0.1 million in travel expenses due to cost cutting measures; and $0.2 million with regard to materials not used for research and development purposes. We expect development costs to increase going forward due to the Vislink acquisition and IMT’s operations being included for a full year.

Amortization and Depreciation

Amortization and depreciation expenses increased by $0.8 million, or 17%, from $4.8 million in the year ended December 31, 2015 to $5.6 million in the year ended December 31, 2016. The change arose due to the depreciation on the step-up in valuation of certain assets of IMT.

Impairment

Impairment charges increased by $0.6 million, or 29%, from $2.1 million in the year ended December 31, 2015 to $2.7 million in the year ended December 31, 2016. The change was due to additional impairment on xG software development costs due to our analysis of the net realizable value of our capitalized software costs.

Other Income (Expense)

The changes in fair value of derivative liabilities decreased by $0.1 million, or 4%, from $2.6 million in the year ended December 31, 2015 to $2.5 million in the year ended December 31, 2016. The decrease was due to the declines in the common stock price subsequent to these warrant issuances, resulting in an unrealized gain in the fair value of the derivative liabilities being slightly greater in 2015 than 2016.

Offering expenses were $0.7 million for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015. The $0.7 million is the allocation of the offering expenses associated with the warrants issued in connection with our May and July financings, which were classified as derivative liabilities.

The gain on bargain purchase was $2.7 million for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015 due to the Company acquiring IMT during 2016. The excess of the aggregate fair value of the net tangible assets and identified intangible assets over the consideration paid has been treated as a gain on bargain purchase in accordance with ASC 805.

The Company utilized the services of an independent appraisal company to assist it in assessing the fair value of the assets and liabilities acquired. This assessment included an evaluation of the fair value of inventory, fixed assets and the fair value of the intangible assets acquired based upon the expected cash flows from the assets acquired. Additionally, the Company incorporated the carrying value of the remaining working capital as IMT’s management represented that the carrying value of these assets and liabilities served as a reasonable proxy for fair value. The valuation process included discussion with management regarding the history and business operations of IMT, a study of the economic and industry conditions in which IMT competes and an analysis of the historical and projected financial statements and other records and documents.

When it became apparent there was a potential for a bargain purchase gain, management reviewed the assets and liabilities acquired and the assumptions utilized in estimating their fair values. Further revisions to the estimates were not deemed to be appropriate and after identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain was appropriate and required under GAAP.

The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it were reasonable for a bargain purchase to occur. Factors that contributed to the bargain purchase price were:

•	The transaction was completed with a motivated seller whose core business did not involve the day to day operations of a wireless and broadcast infrastructure company.

•	The industry in 2009 and 2010 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The seller believed these trends would continue and decided to sell the business.

•	The Company took advantage of the industry downturn to negotiate a favorable price which was less than the value of the assets acquired.

•	The owners of IMT were motivated to complete a transaction in order to use the proceeds for other acquisitions.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

Other expense was $1.7 million for the year ended December 31, 2016 compared to $0.03 million for the year ended December 31, 2015. The $1.7 million represents the charge for the shortfall in proceeds on the Series D Preferred Stock that was associated with the acquisition of IMT.

Interest expense increased $0.4 million, or 80%, from $0.5 million in the year ended December 31, 2015 to $0.9 million in the year ended December 31, 2016. The increase was due to the 35% prepayment penalty recorded as interest on the conversion of the 8% Convertible Notes issued in June 2015 and July 2015 (the “8% Convertible Notes”) into the February 2016 financing; interest on the 5% Convertible Notes issued in January 2016 and the 8% Convertible Notes; and interest on promissory notes issued to the sellers of IMT and our CEO, George Schmitt.

Net Loss

For the year ended December 31, 2016, the Company had a net loss of $20.9 million, as compared to a net loss of $17.9 million for the year ended December 31, 2015, an increase of $3.0 million or 17%. The increase in net loss was due to the acquisition of IMT on January 29, 2016 along with an increase in Inventory valuation adjustments of $1.5 million and Impairment charges of $0.6 million.

Cost Reduction Initiatives

In 2015, we implemented cost reduction initiatives that included a decrease in our current full, part-time and contracted workforce. These initiatives resulted in a reduction in monthly operating expenses to approximately $800,000 – an improvement of over 30 percent. This saved us approximately $3.5 million in 2015.

On April 6, 2016, we announced the implementation of further additional cost reduction initiatives including a decrease in our current, full, part-time and contracted workforce, transitioning other employees to non-cash compensation agreements, and other reductions in operating expenses. This saved us approximately $2.7 million in 2016.

Liquidity and Capital Resources

Our operations primarily have been funded through cash generated by debt and equity financing. Cash comprises cash on hand and demand deposits. Our cash balances were as follows (in thousands):

	December 31,
	2016	2015
Cash	9,054	368

Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands ).

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net cash used in operating activities	$(8,076)	$(7,778)
Net cash used in investment activities	(35)	(2,226)
Net cash inflow from financing activities	16,797	9,614
Net increase (decrease) in cash	$8,686	$(390)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 totaled $8.1 million as compared to $7.8 million for the year ended December 31, 2015. Of the $8.1 million used in 2016, $0.1 million was due to the increase of our payables; $0.5 million was due to from the increase in accrued expense; and the remaining consisted principally of the net loss from operations. Of the $7.8 million used in 2015, $0.3 million was due to the increase of our payables and $1.1 million was from the increase in accrued expense and the remaining consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $0.04 million as compared to $2.2 million for the year ended December 31, 2015. The net cash proceeds from the IMT acquisition were $0.023 million for the year ended December 31, 2016. No capitalization of intangible assets occurred during the year ended December 31, 2016.

We have invested in product and technology development, with $0 million accounted for as investment in intangible assets in the year ended December 31, 2016, and $2.2 million in the year ended December 31, 2015. In addition, the Company’s investment in property and equipment, comprising of the purchase of two Cell-on-Wheels and a deployment vehicle in 2015 of $0.02 million in the year ended December 31, 2016, and $0.03 million in the year ended December 31, 2015.

Financing Activities

Our net cash provided by financing activities for the year ended December 31, 2016 was $16.8 million as compared to $9.6 million for 2015. The $16.8 million in 2016 primarily consisted of proceeds from the issuance of common and preferred stock, warrant exercises and short-term convertible notes. During 2016, there were net proceeds from the issuance of preferred stock in February and the issuance of common stock in May, July and December totaling $15.6 million; $1.0 million from the issuance of short-term convertible notes; and $0.5 million from the exercise of warrants.

The proceeds of $9.6  million in 2015 primarily consisted of proceeds from the issuance of common and preferred stock advances from related parties, warrant exercises, and short-term convertible notes. During 2015, there were net proceeds from the August financing totaling $4.0 million; net proceeds from the conversion of the August financing Series B, C and D warrants totaling $1.8 million, net proceeds from the Series B and C Preferred Stock totaling $2.0 million; and net proceeds from a short term convertible note totaling $1.5 million.

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern, which contemplates continuity of operations, realization of assets, and the settling of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2016 of $209.3 million and a net loss of approximately $20.9 million for the year then ended. As of December 31, 2016, the Company has been funding its business principally through debt and equity financings and advances from related parties. The Company expects cash flows from operating activities to be positively affected as a result of the acquisition of Vislink in February 2017, although no assurance can be provided of this (See Note 18). The Company continues to experience significantly long sales cycles in certain legacy areas, most notably, in the first responder, public safety, military and rural telco markets. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of filing this Annual Report.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If the Company is unable to raise additional capital and/or close on some of its revenue producing opportunities in the near term, the carrying value its assets may be materially impacted. The consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Subsequent Financing Events

February 2017 Financing

On February 14, 2017, we completed a public underwritten offering of 1,750,000 shares of our Common Stock and warrants to purchase up to an aggregate of 1,312,500 shares of our Common Stock with an exercise price of $2.00. We received $3,500,000 in gross proceeds from the offering, before deducting the associated underwriting discount and estimated offering expenses payable by the Company. Aegis Capital Corp. acted as sole book-running manager for the offering.

Series D Convertible Preferred Stock Leak-Out Agreement

On February 2, 2017, we entered into a leak-out agreement (the ‘‘Leak-Out Agreement’’) with certain institutional investors (the ‘‘New Holders’’) which were assigned our remaining obligations to IMT under the Asset Purchase Modification Agreement, dated April 12, 2016, between us and IMT (the ‘‘Asset Purchase Modification Agreement’’). Pursuant to the Leak-Out Agreement, the New Holders agreed that any sales of common stock underlying our Series D Convertible Preferred Stock would not, in the aggregate, exceed 2.75% of that day’s dollar volume of our common stock traded, provided that the New Holders shall be entitled to sell no less than an aggregate of $27,500 each trading day.

As of March 31, 2017, we have issued 10,750,000 shares of Series D Convertible Preferred Stock, of which 10,750,000 shares have been converted into 895,826 shares of common stock. Through the sale of such shares, our obligations under the Asset Purchase Modification Agreement have been reduced by $2,249,000,  leaving a principal balance of approximately $702,000.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015 we had no off-balance sheet arrangements.

Recently Issued and Adopted Accounting Standards

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles — Goodwill and Other Simplifying the Test for goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that Instead, under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.   This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In December 2016, the FASB issued ASU No. 2016-20, Technical corrections and improvements to Topic 606, Revenue from Contracts with Customers. This update provides additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard, as subsequently updated in July 2015, is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the effect that the adoption of ASU 2016-20 will have on its consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which updated ASU 2014-09. ASU 2016-12clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods after December 15, 2017 and interim periods within those reporting periods, and are to be applied using either the modified retrospective or full retrospective transition methods, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-12 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This ASU clarifies guidance in ASU 2014-09, Revenue from Contracts with Customers related to identifying performance obligations and licensing implementation. This ASU is expected to: (i) reduce the cost and complexity of applying the guidance on identifying promised goods or services; (ii) improve guidance on criteria in assessing whether promises to transfer goods and services are separately identifiable; and (iii) improve the operability and understandability of the licensing implementation guidance. The Company is currently evaluating the impact of the adoption of ASU 2016-10 on its consolidated financial statements.

In March 2016, FASB issued accounting standards update ASU-2016-09, “Compensation –Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payments award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The adoption of this standard did not have a material impact on the consolidated financial statement.

In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This guidance amends the principal versus agent guidance in the new revenue standard. The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer. The amendments clarify how an entity should identify the unit of accounting for principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than an agent, revise examples in the new standard and add new examples.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, creating Topic 842, Leases which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact this new guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”), to reduce complexity and simplify the reporting of deferred income tax liabilities and assets. Current GAAP requires an entity to separate deferred income tax liabilities into current and noncurrent amounts in a classified balance sheet. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment of this Update. This standard is effective for the Company’s annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company will adopt the new standard in fiscal year 2018. The Company maintains full valuation allowances on all deferred tax balances, and therefore, the adoption of this standard is not anticipated to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory ” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a Company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, after this ASU is adopted management will be required to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued. This standard is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. The adoption of this standard did not have a material impact on the consolidated financial statement.

In April 2015, the FASB issued ASU No. 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-3 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements

Critical Accounting Policies and Estimates

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

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”)  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts and the valuation of the assets and liabilities acquired in the acquisition of IMT.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgements regarding its customer’s ability to make required payments, prevailing economic conditions, past experience and other factors. As the financial condition of these factors change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for credit losses and losses have been within its expectations.

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

The Company’s proprietary software solutions operate in a fast changing industry that may generate unknown methods of detecting and monitoring disturbances that could render its technology inferior, resulting in the Company’s results of operations being materially adversely affected. The Company does, however, closely monitor trends and changes in technologies and customer demand that could adversely impact its competitiveness and overall success. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to competitive pressures. As a result, the Company recorded an impairment charge $2.1 million during the year ended December 31, 2015, and an additional impairment charge of $2.7 million during the year ended December 31, 2016.

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

Convertible Instruments

The Company evaluates and bifurcates conversion features from the instruments containing such features and accounts for them as free standing derivative financial instruments, according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the underlying instrument, (b) the hybrid instrument that contains both the embedded derivative instrument and the underlying instrument is not re-measured at fair value under otherwise applicable U.S. GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the underlying instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

Commitments and Contingencies

Except as otherwise disclosed in this document, we have no material commitments or contingent liabilities. The Company has an employment contract with its CEO that would require a one-year severance payment in the event the Company terminates his services under certain circumstances.

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

As of December 31, 2016, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.   Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

During 2016, the Company made progress to remedy these weaknesses through the hiring of an SEC reporting consultant to support the VP of Finance and the acquisition of accounting personnel in the IMT acquisition in January 2016 who are able to assist in supporting the Company’s accounting department. The Company is continuing to further remediate these weaknesses as resources permit.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2016.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Information about our Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance” and is incorporated by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders in the section entitled “Executive Compensation” and “Director Compensation for Fiscal 2016” and is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2016 and 2015, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Marcum LLP, independent registered public accountants, are filed herewith.

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

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (2)
3.1 (i)(b) 3.1(i)(c)	Amendment to Certificate of Incorporation filed July 10, 2015 (13) Amended and Restated Certificate of Designation of Series B Convertible Stock (16)
3.1(i)(d)	Certificate of Designation of Series C Convertible Stock (12)
3.1(i)(e)	Certificate of Designation of Series D Convertible Stock (17)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (12)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (23)
3.1(i)(h)	Amended to Certificate of Incorporation filed June 10, 2016 (20)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering. (10)
4.6	Form of Warrant issued in February 11, 2015 Offering. (11)
4.7	Form of Warrant issued in February 24, 2015 Offering. (12)
4.8	Form of 8% Convertible Note (13)
4.9	Form of Series A Warrant for the August 2015 Offering (14)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (14)
4.11	Form of Series C Warrant for the August 2015 Offering (14)
4.12	Form of Series D Warrant for the August 2015 Offering (14)
4.13	Form of 5% Convertible Note (15)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(18)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (18)
4.16	Form of Warrant (19)
10.1	2013 Long Term Incentive Plan (7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	2004 Option Plan (7)
10.4	2005 Option Plan (7)
10.5	2006 Option Plan (7)
10.6	2007 Option Plan (7)
10.7	2009 Option Plan (7)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.9	Sunrise Office Lease (7)
10.10	Care21 Agreement (7)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (9)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (10)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (11)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (12)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (13)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (13)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (15)
10.21	Form of Securities Purchase Agreement (15)
10.22	$1,500,000 Initial Payment Note from the Company to IMT (15)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (19)
10.24	2015 Employee Stock Purchase Plan (21)
10.25	2015 Incentive Compensation Plan (21)
10.26	2016 Employee Stock Purchase Plan (22)
10.27	2016 Incentive Compensation Plan (22)

Exhibit Number	Description of Exhibit
14.1	Code of Ethics(8)
23.1	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(21)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(22)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(23)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

xG TECHNOLOGY, INC.

Date: March 31, 2017	By:	/s/ George Schmitt

George Schmitt
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer and
Principal Executive Officer)

Date: March 31, 2017	By:	/s/ Roger G. Branton

Roger G. Branton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Schmitt	Chief Executive Officer and Chairman of the Board	March 31, 2017
George Schmitt	(Principal Executive Officer)

/s/ Roger G. Branton	Chief Financial Officer	March 31, 2017
Roger G. Branton	(Principal Financial and Accounting Officer)

/s/ John C. Coleman	Director	March 31, 2017
John C. Coleman

/s/ Richard L. Mooers	Director	March 31, 2017
Richard L. Mooers

/s/ Gary Cuccio	Director	March 31, 2017
Gary Cuccio

/s/ Raymond M. Sidney	Director	March 31, 2017
Raymond M. Sidney

/s/ Kenneth Hoffman	Director	March 31, 2017
Kenneth Hoffman

/s/ James T. Conway	Director	March 31, 2017
James T. Conway

xG TECHNOLOGY, INC. AND SUBSIDIARY

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of xG Technology, Inc.

We have audited the accompanying consolidated balance sheets of xG Technology, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of xG Technology, Inc. and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

March 31, 2017

xG TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE DATA)

	December 31,
	2016	2015
ASSETS
Current assets
Cash	$9,054	$368
Accounts receivable, net	1,369	641
Inventories, net	2,722	777
Prepaid expenses and other current assets	111	15
Total current assets	13,256	1,801
Inventories, net	—	2,078
Property and equipment, net	771	792
Intangible assets, net	5,872	11,903
Total assets	$19,899	$16,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,606	$1,196
Accrued expenses	1,813	252
Accrued interest	269	137
Due to related parties	96	324
Customer deposits and deferred revenue	186	149
Convertible notes payable	—	781
Obligation under capital lease	58	54
Derivative liabilities	1,183	1,284
Total current liabilities	5,211	4,177
Obligation under capital lease, net of current portion	49	106
Convertible notes payable	2,000	2,000
Total liabilities	7,260	6,283
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized at December 31, 2016 and 2015; 0 shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, – $0.00001 par value, 100,000,000 shares authorized, 7,606,518 and 168,565 shares issued and 7,606,516 and 168,563 outstanding as of December 31, 2016 and 2015, respectively	—	—
Additional paid in capital	221,960	198,710
Treasury stock, at cost – 2 shares as of December 31, 2016 and 2015, respectively	(22)	(22)
Accumulated deficit	(209,299)	(188,397)
Total stockholder’s equity	12,639	10,291
Total liabilities and stockholders’ equity	$19,899	$16,574

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2016	2015
Revenue	$6,574	$932
Cost of Revenue and operating expenses
Cost of components and personnel	3,133	510
Inventory valuation adjustments	2,417	861
General and administrative expenses	9,534	7,573
Research and development	6,106	4,928
Impairment charge	2,683	2,092
Amortization and depreciation	5,561	4,829
Total cost of revenue and operating expenses	(29,434)	(20,793)
Loss from operations	(22,860)	(19,861)
Other income (expenses)
Changes in fair value of derivative liabilities	2,545	2,559
Offering expenses	(684)	—
Gain on bargain purchase	2,749	—
Other expense	(1,727)	(26)
Interest expense	(925)	(529)
Total other income	1,958	2,004
Net loss	$(20,902)	$(17,857)
Dividends and deemed dividends	(1,808)	(3,079)
Net loss attributable to common shareholders	$(22,710)	$(20,936)
Basic and diluted net loss per common share	$(36.87)	$(332.32)
Weighted average number of shares outstanding basic and diluted	616	63

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2015

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock		Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2015	21,814	$—	$186,919	$(22)	$(170,540)	$16,357
Net loss	—	—	—	—	(17,857)	(17,857)
Issuance of common stock in connection with underwritten offering, net of offering costs	21,250	—	1,302	—	—	1,302
Issuance of common stock in connection with reclassification of derivative liability and warrant exercise	78,042	—	3,147	—	—	3,147
Compensation granted in common stock	15,274	—	1,834	—	—	1,834
Issuance of common stock in connection with conversion of convertible notes payable	6,320	—	150	—	—	150
Issuance of common stock in connection with conversion of advances from related parties	7,441	—	500	—	—	500
Issuance of common stock in settlement of due to related party (MBTH)	3,326	—	1,756	—	—	1,756
Issuance of common stock in connection with Series A Preferred Stock conversion See Note 13.	1,994	—	1,011	—	—	1,011
Issuance of common stock in connection with Series B Preferred Stock conversion (related parties) See Note 13.	1,857	—	1,003	—	—	1,003
Issuance of common stock in connection with settlement of amounts due to related parties	45	—	24	—	—	24
Issuance of common stock in connection with Series B Preferred Stock conversion	1,523	—	474	—	—	474
Issuance of common stock in connection with Series C Preferred Stock conversion	7,888	—	3,189	—	—	3,189
Issuance of common stock in connection with Series B Financing See Note 13.	21	—	10	—	—	10
Issuance of common stock in connection with Series C Financing See Note 13.	99	—	53	—	—	53
Issuance of common stock in connection with repayment of accrued interest	1,671	—	180	—	—	180
Stock-based compensation	—	—	531	—	—	531
Amortization of commitment fees	—	—	(294)	—	—	(294)
Dividends and deemed dividends	—	—	(3,079)		—	(3,079)
Balance, December 31, 2015	168,565	$—	$198,710	$(22)	$(188,397)	$10,291

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2016

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Series D Preferred Stock		Common Stock		Additional Paid In	Treasury	Series D Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Stock Issuable	Deficit	Total
Balance, January 1, 2016	—	$—	168,565	$—	$198,710	$(22)	$—	$(188,397)	$10,291

Net loss	—	—	—	—	—	—	—	(20,902)	(20,902)
Issuance of common stock in connection with:
Underwritten offerings, net of offering costs	—	—	5,846,667	—	13,926	—	—	—	13,926
Exercise of common stock warrants	—	—	64,466	—	492	—	—	—	492
Compensation awards granted	—	—	601,089	—	2,935	—	—	—	2,935
Conversion of convertible promissory notes	—	—	60,913	—	610	—	—	—	610
Conversion of amounts due to related parties	—	—	49,712	—	364	—	—	—	364
Conversion of Series B Preferred stock	—	—	326,294	—	4,530	—	—	—	4,530
Satisfaction of interest accrued due on convertible promissory notes	—	—	9,653	—	90	—	—	—	90
Stock-based compensation	—	—	—	—	369	—	—	—	369
Series D Preferred stock:
Creation of Series D Preferred stock issuable under the IMT modification agreement	—	—	—	—	—	—	2,500	—	2,500
Transfer of Series D Preferred stock from issuable to shares actually issued to IMT	2,500,000	—	—	—	2,500	—	(2,500)	—	—
Issuance of common stock in connection with the conversion of the original tranche of Series D Preferred stock	(2,500,000)	—	208,330	—	—	—	—	—	—
Issuance of second tranche of Series D Preferred stock	3,250,000	—	—	—	3,250	—	—	—	3,250
Issuance of common stock in connection with the conversion of the second tranche of Series D Preferred stock	(3,250,000)	—	270,829	—	(2,479)	—	—	—	(2,479)
Offering costs associated with derivative liabilities issued in the May and July offerings	—	—	—	—	684	—	—	—	684
Derivative liability associated with common stock warrants issued in connection with various underwriting offerings	—	—	—	—	(4,592)	—	—	—	(4,592)
Reclassification of derivative liabilities in connection with the exercise of common stock warrants	—	—	—	—	2,379	—	—	—	2,379
Preferred stock dividends and deemed dividends	—	—	—	—	(1,808)	—	—	—	(1,808)

Balance, December 31, 2016	—	$—	7,606,518	$—	$221,960	$(22)	$—	$(209,299)	$12,639

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2016	2015
Cash flows used in operating activities
Net loss	$(20,902)	$(17,857)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on bargain purchase	(2,749)	—
Stock-based compensation	369	530
Payments made in stock (payroll and consultants)	2,935	1,834
Provision for bad debt	631	78
Inventory valuation adjustments	2,417	861
Depreciation and amortization	5,561	4,830
Impairment charge	2,683	2,092
Offering expenses	684	640
Change in fair value of derivative liabilities	(2,545)	(2,559)
Amortization of debt discount	50	326
Accrual of potential shortfall (See Note 13)	1,669	—

Changes in assets and liabilities
Accounts receivable	(683)	(336)
Inventory	1,045	354
Prepaid expenses and other current assets	(41)	102
Accounts payable	139	328
Accrued expenses and interest expense	340	1,096
Deferred revenue and customer deposits	(115)	(12)
Due to related parties	436	(85)
Net cash used in operating activities	(8,076)	(7,778)

Cash flows used in investing activities
Cash acquired with the acquisition of IMT	(23)	—
Cash disbursed for property and equipment	(12)	(34)
Capitalization of intangible assets	—	(2,192)
Net cash used in investing activities	(35)	(2,226)

Cash flows provided by financing activities
Principal repayments made on capital lease obligations	(53)	(156)
Proceeds from multiple issuances of convertible preferred stock, common stock and warrants	19,539	1,977
Costs incurred in connection with multiple financings	(2,660)	(946)
Proceeds received from related party advances	—	1,900
Repayments of advances to related parties	(300)	(500)
Proceeds received from issuance of convertible notes payable	1,000	1,470
Principle repayments of convertible notes payable	(1,221)	(702)
Costs incurred in connection with convertible notes payable	—	(163)
Proceeds received from issuance of common stock and warrants	—	4,976
Proceeds received from the exercise of warrants	492	1,758
Net cash provided by financing activities	16,797	9,614
Net increase (decrease) in cash	8,686	(390)
Cash, beginning of year	368	758
Cash, end of year	$9,054	$368

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(IN THOUSANDS)

	Year Ended December 31,
	2016	2015
Cash paid for interest	$626	$240
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of investing and financing activities
Common stock issued in connection with:
Conversion of amounts due to related party	$364	$1,756
Conversion of amounts due under convertible notes payable	610	150
Conversion of amounts due under convertible notes payable for related parties	—	500
Conversion of Series B Convertible Preferred Stock	4,530	5,677
Conversion of Series D Convertible Preferred Stock into common stock	3,271	—
Stock issued as payment of interest on convertible notes	90	180
Conversion of amounts due to related parties into Series B Preferred, common stock and warrants	—	845
Derivative liability in connection with conversion option & warrants	—	$270
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	2,379	1,390
Amortization of commitment fees	—	294
Acquisition of equipment under capital lease obligations	—	193
Dividends and deemed dividend on Series B Preferred Stock conversion	1,808	3,079

Purchase Consideration

Amount of consideration:	$3,000	—

Tangible assets acquired and liabilities assumed at fair value
Cash	$477	—
Accounts receivable	676	—
Inventories	3,329	—
Property and equipment	1,470	—
Other current assets	55	—
Accounts payable and deferred revenue	(423)	—
Deferred rent	(167)	—
Accrued expenses	(378)	—
Net tangible assets acquired	$5,039	—

Identifiable intangible assets
Trade names and technology	$350	—
Customer relationships	360	—
Total Identifiable Intangible Assets	$710	—

Total net assets acquired	$5,749
Consideration paid	3,000	—
Gain on bargain purchase	$2,749	—

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — NATURE OF OPERATIONS

Description of Business

The overarching strategy of xG Technology, Inc. (“xG”, the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC (“IMT”), Vislink Communication Systems (“Vislink”, “VCS”), and xMax. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. In addition to these brands, xG has a dedicated Federal Sector Group focused on providing next-generation spectrum sharing solutions to national defense, scientific research and other federal organizations.

IMT:

On January 29, 2016, xG completed the acquisition of the net assets that constituted the business of IMT, pursuant to an asset purchase agreement by and between xG and Skyview Capital, LLC. The IMT business develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, and this has allowed IMT to develop integrated solutions over the past 20 years that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

Vislink:

On February 2, 2017, the Company completed the acquisition of certain assets and liabilities related to the hardware segment of Vislink International Limited, an England and Wales registered limited company (the ‘‘UK Seller’’), and Vislink Inc., a Delaware corporation (the ‘‘US Seller’’, and together with the UK Seller, the ‘‘Sellers’’), pursuant to a Business Purchase Agreement, dated December 16, 2016, as amended on January 16, 2017, by and among the Company, the Sellers and Vislink PLC, an England and Wales registered limited company, as guarantor. The Company refers to the hardware segment acquired as Vislink Communications Systems (‘‘VCS’’). VCS specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. VCS designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. VCS serves two core markets: broadcast and media and public safety and surveillance. In the broadcast and media market, VCS provides broadcast communication links for the collection of live news, sports and entertainment events. VCS’ customers in the broadcast and media market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the public safety and surveillance market, VCS provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. VCS’ customers in the public safety and surveillance market include metropolitan, regional and national law enforcement agencies as well as domestic and international defense agencies and organizations.

Reverse Stock Splits

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

On June 10, 2016, the Company’s Board of Directors approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-12. On June 20, 2016, the Company effected the 1-for-12 reverse stock split. Upon effectiveness of the reverse stock split, every 12 shares of outstanding common stock decreased to one share of common stock. Throughout this annual report the reverse split has been retroactively applied to all periods presented.

On December 7, 2016, the Company’s Board of Directors approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-10. On December 15, 2016, the Company effected the 1-for-10 reverse stock split. Upon effectiveness of the reverse stock split, every 10 shares of outstanding common stock decreased to one share of common stock. Throughout this annual report the reverse split has been retroactively applied to all periods presented.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 — GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern, which contemplates continuity of operations, realization of assets, and the settling of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2016 of $209.3 million and a net loss of approximately $20.9 million for the year then ended. As of December 31, 2016, the Company has been funding its business principally through debt and equity financings and advances from related parties. The Company expects cash flows from operating activities to be positively affected as a result of the acquisition of Vislink in February 2017, although no assurance can be provided of this (See Note 18). The Company continues to experience significantly long sales cycles in certain legacy areas, most notably, in the first responder, public safety, military and rural telco markets. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of filing this Annual Report.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment of services. If the Company is unable to raise additional capital and/or close on some of its revenue producing opportunities in the near term, the carrying value its assets may be materially impacted. The consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) include the accounts of xG Technology, Inc. and its wholly-owned subsidiary, Integrated Microwave Technologies, LLC (“IMT”), since the date the acquisition of IMT was completed. All intercompany transactions and balances have been eliminated in the consolidation.

Reclassifications

Certain reclassifications have been made in the consolidated financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision making group are the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as one operating segment. All long-lived assets of the Company reside in the U.S.

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts and the valuation of the assets and liabilities acquired in the acquisition of IMT.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents on hand as of December 31, 2016 and 2015.

Concentrations of Credit Risk

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company’s credit risk is primarily attributable to its cash and account receivables. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk having these balances in one financial institution. The Company has not experienced any losses in its bank accounts during the years ended December 31, 2016 and 2015. For customers, management assesses the credit quality of the customer, taking into account its financial position and past experience.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgements regarding its customer’s ability to make required payments, prevailing economic conditions, past experience and other factors. As the financial condition of these factors change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for credit losses and losses have been within its expectations.

Inventory

Inventories, consisting principally of raw materials and finished goods, are computed using standard cost, which approximates actual cost, using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. The Company evaluates inventory balances and either writes-down inventory that is obsolete or based on a lower of cost or market analysis or records a reserve for slow moving or excess inventory.

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

The Company’s proprietary software solutions operate in a fast changing industry that may generate unknown methods of detecting and monitoring disturbances that could render its technology inferior, resulting in the Company’s results of operations being materially adversely affected. The Company does, however, closely monitor trends and changes in technologies and customer demand that could adversely impact its competitiveness and overall success. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to competitive pressures. As a result, the Company recorded an impairment charge of $2.1 million during the year ended December 31, 2015, and an additional impairment charge of $2.7 million during the year ended December 31, 2016.

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

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Warranty Reserve

Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve for the fiscal year ending December 31, 2016 and 2015 was $182,000 and $9,000, respectively. The warranty reserve increased by $167,000 upon the acquisition of IMT and the Company increased the reserve another $52,000 during the year ended December 31, 2016. The claims made during the year ended December 31, 2016 were ordinary and customary. Warranty reserve is included in accrued expenses on the accompanying consolidated balance sheet.

Warranty Reserve
January 1, 2015	$9,000
Warranty reserve expense	6,000
Warranty claims settled and true-up of accrual	(6,000)
December 31, 2015	$9,000
Warranty reserve acquired in IMT acquisition	167,000
Warranty reserve expense	52,000
Warranty claims settled and true-up of accrual	(46,000)
December 31, 2016	$182,000

Shipping and Handling Costs

Shipping and handling charges are invoiced to the customer and the Company nets these revenues against the respective costs within general and administrative expenses.

Convertible Instruments

The Company evaluates and bifurcates conversion features from the instruments containing such features and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the underlying instrument, (b) the hybrid instrument that contains both the embedded derivative instrument and the underlying instrument is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing financial instruments as equity if the contracts (i) require physical settlement or net-share settlement in common stock or (ii) give the Company a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement). The Company classifies the following contracts as either an asset or a liability: contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement) or (iii) contain reset provisions. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with GAAP, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the consolidated financial statements based on a determination of the fair value of the stock options.

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

Impairment of Long-Lived Assets

Long lived assets, including certain intangible assets with finite lives, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment of intangible assets amounted to $2.7 million and $2.1 for the years ended December 31, 2016 and 2015, respectively.

Income Taxes

The Company accounts for income taxes using the assets and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. The Company files income tax returns in the U.S. federal jurisdiction and will be filing in various state jurisdictions. The Company recognizes the impact of an uncertain tax position in its financial statements if, in management’s judgment, the position is more-likely-than-not sustainable upon audit based upon the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for uncertain tax positions is necessary. The Company’s policy is to classify assessments, if any, for tax-related interest expense and penalties as general and administrative expenses. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $188,000 and $48,000, for the years ended December 31, 2016 and 2015, respectively. Advertising costs are included in general and administrative expenses in the accompanying consolidated statement of operations.

Loss Per Share

Basic loss per common share amounts are based on weighted average number of common shares outstanding. Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants, convertible preferred stock, and convertible debt. All such potentially dilutive instruments were anti-dilutive as of December 31, 2016 and 2015. At December 31, 2016 and 2015 approximately 7.6 million and 0.1 million shares underlying the convertible notes payable, convertible preferred stock, options and warrants were anti-dilutive.

Fair Value of Financial Instruments

GAAP requires disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the consolidated balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including accrued expenses, the fair value was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

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

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and non-recurring December 31, 2016, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets (non-recurring):

Capitalized software development costs	$—	$—	$1,359,000	$1,359,000
Total	$—	$—	$1,359,000	$1,359,000

Liabilities:
	$—	$—	$—	$—
Derivative liability	—	—	1,183,000	1,183,000
Total	$—	$—	$1,183,000	$1,183,000

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets (non-recurring):

Capitalized software development costs	$—	$—	$7,147,000	$7,147,000
Total	$—	$—	$7,147,000	$7,147,000

Liabilities:
	$—	$—	$—	$—
Derivative liability	—	—	1,284,000	1,284,000
Total	$—	$—	$1,284,000	$1,284,000

See Note 12 for additional disclosure regarding the Company’s warrants liabilities accounted for at fair value.

The Company’s intangible assets are tested for impairment annually or if an event occurs or circumstances change that would indicate it is more likely than not that the carrying amount may be impaired. Additionally, the Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. The factors used to determine fair value are subject to management’s judgement and expertise and include, but are not limited to, the present value of future cash flows, net of estimated operating costs, internal forecasts, anticipated capital expenditures and discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs.

Recently Issued and Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles — Goodwill and Other Simplifying the Test for goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that Instead, under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In December 2016, the FASB issued ASU No. 2016-20, Technical corrections and improvements to Topic 606, Revenue from Contracts with Customers. This update provides additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard, as subsequently updated in July 2015, is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the effect that the adoption of ASU 2016-20 will have on its consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which updated ASU 2014-09. ASU 2016-12clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods after December 15, 2017 and interim periods within those reporting periods, and are to be applied using either the modified retrospective or full retrospective transition methods, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-12 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. This ASU clarifies guidance in ASU 2014-09, Revenue from Contracts with Customers related to identifying performance obligations and licensing implementation. This ASU is expected to: (i) reduce the cost and complexity of applying the guidance on identifying promised goods or services; (ii) improve guidance on criteria in assessing whether promises to transfer goods and services are separately identifiable; and (iii) improve the operability and understandability of the licensing implementation guidance. The Company is currently evaluating the impact of the adoption of ASU 2016-10 on its consolidated financial statements.

In March 2016, FASB issued accounting standards update ASU-2016-09, “Compensation –Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payments award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The adoption of this standard did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This guidance amends the principal versus agent guidance in the new revenue standard. The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer. The amendments clarify how an entity should identify the unit of accounting for principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than an agent, revise examples in the new standard and add new examples.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, creating Topic 842, Leases which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact this new guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”), to reduce complexity and simplify the reporting of deferred income tax liabilities and assets. Current GAAP requires an entity to separate deferred income tax liabilities into current and noncurrent amounts in a classified balance sheet. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment of this Update. This standard is effective for the Company’s annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company will adopt the new standard in fiscal year 2018. The Company maintains full valuation allowances on all deferred tax balances, and therefore, the adoption of this standard is not anticipated to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory ” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a Company’s ability to continue as a going concern and about related footnote disclosures.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

For each reporting period after this ASU is adopted, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued. This standard is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. The adoption of this standard did not have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-3 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements

4 — ACQUISITION OF IMT

Acquisition of Integrated Microwave Technologies, LLC

On January 29, 2016, pursuant to an asset purchase agreement by and between the Company and IMT, the Company acquired substantially all of the assets and liabilities of IMT in connection with, necessary for or material to IMT’s business of designing, manufacturing and supplying Coded Orthogonal Frequency Division Multiplexing (COFDM) microwave transmitters and receivers serving the broadcast, sports and entertainment, military, aerospace and government markets (the ‘‘Transaction’’). The purchase price for the Transaction was $3,000,000.

On April 12, 2016, the Company and IMT entered into the Asset Purchase Modification Agreement, which terminated the Payment Notes, cancelling all principal and interest due, or to become due thereunder and instead obligated the Company to; (i) at the time of execution of the Asset Purchase Modification Agreement, pay to IMT $500,000 plus any interest accumulated on the Payment Notes prior to their being cancelled; and (ii) prior to December 31, 2016, deliver to IMT Series D Shares having an aggregate value of cash proceeds, upon conversion of such Series D Shares into the shares of common stock underlying such Series D Shares, of not less than $2,500,000, plus interest accrued thereon at 9% per annum, with such Series D Shares to be issued in tranches of $250,000 (the ‘‘Tranches’’). If IMT does not realize cash proceeds of at least $2,500,000 by December 31, 2016, the Company will be required to either issue additional shares of the Company’s common stock to IMT, or otherwise raise additional funds to cover the shortfall. Cash proceeds is determined through the cash or cash equivalent, received by IMT upon sale of shares of common stock issued to IMT upon IMT’s conversion of any Series D Shares delivered by the Company to IMT under the Asset Purchase Modification Agreement, net of any transaction costs or expenses, evidence of which shall be provided to the Company at the time of sale of such Series D Shares. Every time a new Tranche is issued, IMT shall be obligated to provide evidence of its currents cash proceeds and the remaining amount of the $2,500,000 (plus interest) remaining due. The first Tranche was due within ten days of the execution of the Asset Purchase Modification Agreement, and subsequent Tranches are due upon notice from IMT that IMT had disposed of the Series D Shares of the prior Tranche. The Company paid IMT $500,000 plus accrued interest on April 15, 2016. As of December 31, 2016, the Company has issued 5,750,000 shares of Series D Convertible Preferred Stock, of which 5,750,000 shares have been converted into 479,159 shares of common stock. Through the sale of such shares, our obligations under the Asset Purchase Modification Agreement have been reduced by approximately $1,602,000, leaving a balance of approximately $898,000.

On January 13, 2017, IMT assigned the Company’s remaining obligations to it under the Asset Purchase Modification Agreement to institutional investors (the ‘‘New Holders’’). The Company and the New Holders entered into a settlement agreement (the ‘‘Settlement Agreement’’), whereby the Company and the New Holders agreed to amend certain terms of the Asset Purchase Modification Agreement. Pursuant to the Settlement Agreement, in consideration for extending the due date from December 31, 2016, and other consideration, the remaining obligation will be increased to a principal amount of $1,350,095, which amount includes all previously accrued and unpaid interest. As a result, the due date of the obligation was extended to July 15, 2017. All other terms of the Asset Purchase Modification Agreement will remain in effect. Additionally, pursuant to the Settlement Agreement, the New Holders were granted a limited right of participation in certain future financings of the Company. On February 2, 2017, the Company and the New Holders agreed that any sales of common stock underlying the Series D Shares would not, in the aggregate, exceed 2.75% of that day’s dollar volume of the Company’s common stock traded, provided that the New Holders shall be entitled to sell no less than an aggregate of $27,500 each trading day. As of March 31, 2017, the Company has issued an additional 5,000,000 shares of Series D Convertible Preferred Stock of which 5,000,000 shares have been converted into 416,667 shares of common stock. Through the sale of such shares the Company’s obligations under the Settlement Agreement have been reduced by $648,000 leaving a principle balance of approximately $702,000.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — ACQUISITION OF IMT – (continued)

IMT comprises the microwave brands Nucomm and RF Central, offering customers worldwide complete video solutions. Nucomm is a premium brand of digital broadcast microwave video systems. RF Central is an innovative brand of compact microwave video equipment for licensed and license-free sports and entertainment applications. IMT is a trusted provider of mission-critical wireless video solutions to state, local and federal police departments.

The Company utilized the services of an independent appraisal company, to assist it in assessing the fair value of the assets and liabilities acquired. This assessment included an evaluation of the fair value of inventory, fixed assets and the fair value of the intangible assets acquired based upon the expected cash flows from the assets acquired. Additionally, the carrying value of the remaining working capital as IMT’s management represented that the carrying value of these assets and liabilities served as a reasonable proxy for fair value. The valuation process included discussion with management regarding the history and business operations of IMT, a study of the economic and industry conditions in which IMT competes and an analysis of the historical and projected financial statements and other records and documents.

When it became apparent there was a potential for a bargain purchase gain, management reviewed the assets and liabilities acquired and the assumptions utilized in estimating their fair values. Further revisions to the estimates were not deemed to be appropriate and after identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain was appropriate and required under GAAP.

The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it were reasonable for a bargain purchase to occur. Factors that contributed to the bargain purchase price were:

•	The transaction was completed with a motivated seller whose core business did not involve the day to day operations of a wireless and broadcast infrastructure company.

•	The industry in 2009 and 2010 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The seller believed these trends would continue and decided to sell the business.

•	The Company took advantage of the industry downturn to negotiate a favorable price which was less than the value of the assets acquired.

•	The owners of IMT were motivated to complete a transaction in order to use the proceeds for other acquisitions.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

Purchase Consideration

Amount of consideration:	$3,000,000

Tangible assets acquired and liabilities assumed at fair value
Cash	$477,000
Accounts receivable	676,000
Inventories	3,329,000
Property and equipment	1,470,000
Prepaid expenses	55,000
Accounts payable and deferred revenue	(423,000)
Deferred rent	(167,000)
Accrued expenses	(378,000)
Net tangible assets acquired	$5,039,000

Identifiable intangible assets
Trade names and technology	$350,000
Customer relationships	360,000
Total Identifiable Intangible Assets	$710,000

Total net assets acquired	$5,749,000
Consideration paid	3,000,000
Gain on bargain purchase	$2,749,000

The following presents the unaudited pro-forma combined results of operations of the Company with IMT as if the acquisition occurred on January 1, 2015.

	For the Year Ended December 31,
	2016	2015

Revenues, net	$7,058	$8,160
Net loss allocable to common shareholders	$(22,987)	$(24,634)
Net loss per share	$(37.32)	$(391.02)
Weighted average number of shares outstanding	616	63

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2015 or to project potential operating results as of any future date or for any future periods.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 — INVENTORIES

Inventories included in the accompanying consolidated balance sheet are stated at the lower of cost or market as summarized below:

	December 31, 2016	December 31, 2015
Raw materials	$3,642,000	$2,113,000
Finished goods	2,328,000	1,803,000
Sub-total inventories	5,970,000	3,916,000
Less reserve for slow moving and excess inventory	(3,248,000)	(1,061,000)
Total inventories, net	$2,722,000	$2,855,000

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or reserved for slow moving or excess inventory. The Company has recorded a reserve for inventory of $3,248,000 and $1,061,000 as of December 31, 2016 and 2015, respectively.

6 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2016	December 31, 2015
Accounts receivable	$1,696,000	$572,000
Accounts receivable – related party (see note 17)	—	156,000
	1,696,000	728,000
Allowance for doubtful accounts	(327,000)	(87,000)
Net accounts receivable	$1,369,000	$641,000

During the years ended December 31, 2016 and 2015, the Company incurred bad debt expense of $631,000 and $78,000, respectively. During the year ended December 31, 2016, the Company wrote-off accounts receivable of $235,000 and accounts receivable – related party of $156,000 to bad debt (See Note 17). During the year ended December 31, 2015, the Company reversed accounts receivable of $336,000 with a corresponding reversal to deferred revenue (See Note 17).

7 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life (years)	December 31,
		2016	2015
Cost:
Furniture and equipment	3 – 7 years	$4,640,000	$3,157,000
Accumulated depreciation		(3,869,000)	(2,365,000)
Property and equipment, net		$771,000	$792,000

Depreciation of property and equipment amounted to $1,503,000 and $251,000 for the years ended December 31, 2016 and 2015, respectively.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Software Development Costs		Patents & Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2014	$16,455,000	$(5,494,000)	$12,378,000	$(6,957,000)	$-	$-	$-	$-	$16,382,000
Additions	2,192,000	-	-	-	-	-	-	-	2,192,000
Impairments	-	(2,092,000)	-	-	-	-	-	-	(2,092,000)
Amortization	-	(3,914,000)	-	(665,000)	-	-	-	-	(4,579,000)
Balance as of December 31, 2015	$18,647,000	$(11,500,000)	$12,378,000	$(7,622,000)	$-	$-	$-	$-	$11,903,000
Additions	-	-	-	-	350,000	-	360,000	-	710,000
Impairments	-	(2,462,000)	-	(221,000)	-		-		(2,683,000)
Amortization	-	(3,326,000)	-	(664,000)	-	(35,000)	-	(33,000)	(4,058,000)
Balance as of December 31, 2016	$18,647,000	$(17,288,000)	$12,378,000	$(8,507,000)	$350,000	$(35,000)	$360,000	$(33,000)	$5,872,000

Amortization of intangible assets amounted to $4,058,000 and $4,579,000 for 2016 and 2015, respectively.

Software Development Costs:

At December 31, 2016 the Company has capitalized a total of $18.6 million of software development costs. The Company recognized amortization of software development costs available for sale of $3.3 million and $3.9 million in 2016 and 2015, respectively. Based on the Company’s analysis of the net realizable value of the software development costs, an impairment charge (Level 3 in the Fair Value Hierarchy) of $2.7 million and $2.1 million was taken in 2016 and 2015, respectively, as the Company’s sales cycles continue to take longer to complete than anticipated. The remaining useful life is two years.

Patents & Licenses:

At December 31, 2016 the Company has capitalized a total of $12.4 million of patents & licenses. Included in the capitalized costs is $12.3 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.7 million of amortization expense related to patents and licenses in each of the years ended December 31, 2016 and 2015. Based on the Company’s analysis of the net realizable value of the patents, an impairment charge of $0.2 million was taken in 2016. No impairment charge was taken in 2015.

Other Intangible Assets

The Company’s remaining intangible assets include the Trade Names and customer lists acquired in its acquisition of IMT. The Company amortizes Trade Names and Customer Relationships over their useful lives which range between 6 to 15 years.

Estimated amortization expense for total intangible assets for the succeeding five years is as follows:

2017	$1,661,000
2018	1,273,000
2019	738,000
2020	738,000
2021	738,000
Thereafter	724,000
$5,872,000

The Company's intangible assets acquired in 2016 will be amortized over a weighted average remaining life of approximately 4.34 years.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 — OBLIGATIONS UNDER CAPITAL LEASE

The future minimum payments for capital leases as of December 31, 2016 are as follows:

For the year ending December 31:

2017	66,000
2018	24,000
2019	16,000
2020	14,000
Total minimum lease payments	120,000
Less amount representing interest	(13,000)
Present value of the net minimum lease payments	107,000
Less obligations under capital lease maturing within one year	58,000
Long-term portion of obligations under capital lease	$49,000

The interest rate for the capital leases range between 7.6% and 7.9% and the leases mature between February 2018 and October 2020.

As of December 31, 2016 and 2015, the Company held equipment under capital leases in the gross amount of $120,000 and $186,000 net of accumulated amortization of $32,000 and $19,000, respectively. Amortization expense for the capital leases for the year ended December 31, 2016 and 2015 are included in the depreciation expense.

10 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common shares of the Company at a price of $42,000 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of December 31, 2016, $2 million of principal balance was outstanding under the $2 million Convertible Note. During the years ended December 31, 2016 and 2015, the Company incurred interest expense of $180,000 per year. The accrued interest was $132,329 and $42,329 at December 31, 2016 and 2015, respectively. On April 16, 2015, the Company issued 255 shares in repayment of $90,000 of interest. On October 14, 2015, the Company issued 1,416 shares in repayment of $90,000 of interest. On July 19, 2016, the Company issued 9,653 common shares in repayment of $90,000 of interest.

Short-Term 8% Convertible Notes

Overview.   On June 11, 2015, the Company entered into a securities purchase agreement (the “June 2015 Purchase Agreement”) with a group of accredited investors pursuant to which the Company sold an aggregate of $1,166,666 in principal amount of 8% Convertible Notes (the “8% Convertible Notes”) for an aggregate purchase price of $1,050,000 (the “First Tranche”). On July 14, 2015, the Company and the investors entered into an amendment to the June 2015 Purchase Agreement (the “Amendment”) pursuant to which the Company sold an additional $466,667 in principal amount of 8% Convertible Notes for a purchase price of $420,000 (the “Second Tranche”) for total net proceeds to the Company of $400,000 under the same terms as the First Tranche. The Company received aggregate net proceeds of $1,470,000 in connection with the sale of the First and Second Tranche. The Company paid a 5% fee totaling $163,500 in connection with both tranches. The aggregate original issue discount of approximately $163,333 was also recorded by the Company on the issuance dates in convertible notes payable on the consolidated balance sheets. The Company amortized the total offering costs and the total original issue discount during the year ended December 31, 2015, which is included in interest expense on the accompanying consolidated statement of operations.

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

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 — CONVERTIBLE NOTES PAYABLE (continued)

Conversion.   The 8% Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of common stock at a conversion price of $600 per share, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. However, during the Extension Period, the conversion price shall be the lesser of (i) $600, subject to adjustment for stock dividends, stock splits, combinations or similar events, and (ii) 85% of the lowest closing price of the common stock in the twenty (20) trading days prior to the date of conversion. During the year ended December 31, 2015, the notes holders converted a total of $150,000 principal into 6,320 shares of common stock.

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

On August 19, 2015, the Company made repayments of principal and interest of $702,000 and $9,700, respectively. In connection with the prepayments, the Company was required to make an additional payment of $234,000 as a result of the prepayment penalties disclosed above. This amount was included in Interest Expense on the consolidated Statement of Operations for the year ended December 31, 2015.

Right to Participate in Future Financings.   For so long as the 8% Convertible Notes are outstanding, the holder has a right to participate in any issuance of the Company’s common stock, common stock equivalents or a combination of units thereof in an underwritten public offering (a “Subsequent Financing”), in an aggregate amount of the Subsequent Financing equal to at least $500,000, on the same terms, conditions and price provided for in a Subsequent Financing.

$500,000 Securities Purchase Agreement

On January 29, 2016, the Company entered into a securities purchase agreement pursuant to which the Company sold 5% Senior Secured Convertible Promissory Notes (the ‘‘5% Convertible Notes’’) to accredited investors for an aggregate purchase price of $500,000. In connection with the February 2016 offering (as disclosed in Note 13), all of the outstanding obligations under the 5% Convertible Notes were repaid. In connection with the repayment, the Company paid interest and prepayment penalties of $178,000, which is included in interest expense in the consolidated statements of operations for year ended December 31, 2016.

April 2016 Financing

On April 15, 2016, the Company entered into a securities purchase agreement (the ‘‘Securities Purchase Agreement’’) with certain accredited investors pursuant to which it sold a principal amount of $550,000 of 5% Senior Secured Convertible Promissory Notes for an aggregate purchase price of $500,000 (the ‘‘April 5% Convertible Notes’’). The original issue discount of $50,000 was recorded as a debt discount and was fully amortized and recorded as interest expense for the year ended December 31, 2016. In connection with the Securities Purchase Agreement, the Company also entered into a security agreement, dated April 15, 2016, pursuant to which the Company granted the investors a security interest in all of its assets. During the year ended December 31, 2016, $360,000 of principal was converted into 45,834 shares of common stock. On July 20, 2016, the Company repaid the remaining outstanding principal of $190,276, $20,625 in interest and $63,270 in prepayment penalties to the note holders. All of the Company’s obligations under the convertible notes issued in connection with the Securities Purchase Agreement have been extinguished.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	December 31,
	2016	2015
Current tax provision (benefit)
Federal	$—	$—
State	—	—
	—	—
Deferred tax provision (benefit)
Federal	(7,632,000)	(6,923,000)
State	106,000	(741,000)
Change in valuation allowance	7,526,000	7,664,000
Income tax provision (benefit)	$—	$—

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	December 31,
	2016	2015
Statutory Federal income tax rate	34.0%	34.0%
State and local taxes net of Federal benefit	0.53	4.15
Permanent differences	4.66	4.77
Provision to return	1.47	—
IMT opening balance	(4.65)	—
Valuation allowance	(36.01)	(42.92)
Effective tax rate	—%	—%

There were no uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s financial statements for the years ended December 31, 2016 or 2015. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2016	2015
Deferred Tax Assets
Federal R&D credit	$2,586,000	$2,285,000
Inventory	2,161,000	399,000
Allowance for bad debt	109,000	33,000
Compensation Related	77,000	68,000
Other Accruals	23,000	9,000
State NOL	5,230,000	5,094,000
Federal NOL	51,175,000	47,831,000
Property & Equipment	92,000	157,000
Stock Options	7,069,000	7,371,000
Valuation Allowance	(66,548,000)	(59,023,000)
Total Deferred Tax Assets	1,974,000	4,224,000

Deferred Tax Liabilities
Intangibles	(1,974,000)	(4,224,000)
Total Deferred Tax Liabilities	(1,974,000)	(4,224,000)

Net Deferred Tax Asset/(Liability)	$-	$-

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — INCOME TAXES  – (continued)

Net operating losses (“NOL”) of approximately $150.5 million will expire beginning in 2027 for both federal and state purposes. The Company also has research and development credits of approximately $2.6 million which will begin to expire in 2027. The years that remained open for review by taxing authorities are 2013 to 2015 for both Federal and State Income Tax returns.

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

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — DERIVATIVE LIABILITIES

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

The following are the key assumptions that were used in connection with the valuation of the warrants exercisable into common stock as of December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015
Number of shares underlying the warrants	977,751	154,543
Fair market value of stock	$1.35	$27.60
Exercise price	$2.00 to 2,400	$90 to $2,400
Volatility	173% to 201%	116% to 140%
Risk-free interest rate	1.20% to 1.93%	0.48% to 1.2%
Expected dividend yield	—	—
Warrant life (years)	1.8 to 4.55	2.8 to 4.88

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

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. In accordance with GAAP the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated statements of operations in each subsequent period.

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended
	December 31,
	2016	2015
Beginning balance	$1,284,000	$270,000
Recognition of conversion feature liability	—	769,000
Recognition of warrant liability on issuance dates	4,823,000	7,268,000
Reclassification to stockholders’ equity upon exercise	(2,379,000)	(4,464,000)
Change in fair value of derivative liabilities	(2,545,000)	(2,559,000)
Ending balance	$1,183,000	$1,284,000

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Preferred Stock

In March 2013, by approval of the majority of the shareholders, the Company was authorized to issue 10,000,000 shares of “Blank Check” preferred stock, par value $0.00001 per share. On December 31, 2014, 3,000,000 shares were designated as authorized Series A Convertible Preferred Stock. On February 11, 2015, 3,000,000 shares were designated as authorized Series B Convertible Preferred Stock. On February 24, 2015, 3,000,000 shares were designated as authorized Series C Convertible Preferred Stock. On February 5, 2016, the Company terminated the Series A Preferred Stock and Series C Preferred Stock and increased the number of designated Series B Convertible Preferred Stock to 5,000,000. On April 25, 2016, 5,000,000 shares were designated as authorized Series D Convertible Preferred Stock.  On December 6, 2016, we terminated our Series B Preferred Stock and on December 21, 2016, 5,000 shares were designated as authorized Series E Convertible Preferred Stock.

Series A Convertible Preferred Stock

On December 30, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 31 Group, LLC (“31 Group”) pursuant to which the Company sold to 31 Group, for a purchase price of $750,000, 750,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase 313 shares of common stock. The Company also issued to 31 Group 28 shares of common stock in consideration of 31 Group’s execution and delivery of the Purchase Agreement (the “Commitment Shares”).

The warrants were exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $2,400 per share but was subsequently reduced to $1,380 on June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In addition, the warrants also contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash. The change in fair value of the warrant liabilities was measured on the date of exercise and was not material to the Company’s results of operations.

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

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Preferred Stock  – (continued)

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

Conversion Rights of Preferred Stock

A holder of Series A Preferred Stock shall have the right to convert the Series A Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to the lower of (i) $2,400 or (ii) 85% of the average of the five (5) lowest volume weighted average prices of the Common Stock during the twenty (20) consecutive trading day period ending the trading day immediately preceding the delivery of the applicable conversion notice (as adjusted for stock splits, share combinations and similar transactions).

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

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Preferred Stock  – (continued)

Conversions Series A Preferred Stock

During the year ended December 31, 2015, 750,000 of the Series A Preferred Stock and 52,500 shares of Series A Preferred Stock issued as dividends have been converted into 1,994 shares of common stock. As a result of the conversion, the preferred stock value, net of discounts of $378,000, and the $150,000 derivative liability arising from the conversion feature were reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $1,011,000 and as result, the Company recorded $483,000 of dividends and deemed dividend.

Series B Convertible Preferred Stock

31 Group LLC Offering

On February 11, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to the 31 Group, 350,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) and warrants to purchase 146 shares of the Company’s common stock for a purchase price of $350,000 (the “Series B Financing”). The Company also issued 21 shares of its common stock with a grant date value of approximately $10,000 in consideration of 31 Group’s execution and delivery of the purchase agreement. The Company incurred costs associated with the offering of $89,000.

The warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $2,400 per share and were subsequently lowered to $1,380 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In addition, the warrants also contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

On July 20, 2015, and effective June 11, 2015, the Company amended the warrants issued to investors of the Series B Preferred Stock to lower the exercise price from $2,400 per share to $1,380 per share except for the warrants issued to certain family members of George Schmitt, which retained an exercise price of $2,400 per share (see below). The change in fair value of the warrant liabilities was measured on the date of modification and was not material to the Company’s results of operations.

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

Conversion Rights of Series B Preferred Stock . A holder of Series B Preferred Stock shall have the right to convert the Series B Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to the lower of (i) $2,400 or (ii) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice (as adjusted for stock splits, share combinations and similar transactions).

Conversions of Series B Preferred Stock

During the first and second quarters of 2015, 350,000 of the Series B Preferred Stock and 24,500 shares of Series B Preferred Stock issued as dividends were converted into 1,523 shares of common stock. As a result of the conversion, the preferred stock value, net of discounts of $125,000, and the $54,000 derivative liability arising from the conversion feature were reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $474,000 and as result, the Company recorded $295,000 of dividends and deemed dividend.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Preferred Stock  – (continued)

Related Party Extinguishment

On December 30, 2014, the Company received a $245,000 loan from George Schmitt, the Company’s Chairman of the Board and Chief Executive Officer. This amount was recorded as a due to related parties on the consolidated balance sheet. On January 8, 2015, the Company repaid $100,000 of the $245,000 due to related party balance owed to Mr. Schmitt. On January 29, 2015 and February 13, 2015, the Company received an aggregate $700,000 from certain family members of Mr. Schmitt. This amount was recorded in due to related parties on the consolidated balance sheet. On February 23, 2015, Mr. Schmitt transferred the remaining balance of his $145,000 loan to certain family members bringing the total the Company owed to Mr. Schmitt’s family members to $845,000. See Note 17 for additional details.

On February 23, 2015, the Company issued 845,000 shares of Series B Preferred Stock, 45 shares of common stock, and warrants to purchase an aggregate 353 shares of common stock exercisable for five years at a price of $2,400 per share in full settlement and extinguishment of the $845,000 due to related parties. The grand date fair value of the consideration issued by the Company on the settlement date approximated the $845,000 due to related parties that was settled. Upon certain fundamental events, the warrants could be redeemed by the holders of the warrants at fair market value estimated using Black Scholes. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In addition, the warrants also contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

On February 23, 2015, 845,000 of the Series B Preferred Stock were converted into 1,857 shares of common stock. As a result of the conversion, the preferred stock value of $703,000, net of discounts was reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $1,003,000 and as result, the Company recorded $300,000 of dividends and deemed dividend.

February 2016 Financing

On February 29, 2016, the Company closed a public offering of 29,639 Units, at a price of $120.00 per Unit, each of which consists of one share of Series B Preferred Stock (as amended) and 0.5 of a Warrant to purchase one share of its common stock at an exercise price of $25.20 per Warrant. The Company received approximately $3,557,000 in gross proceeds from the offering, and incurred costs of $604,000 which were included in temporary equity on the grant date. Roth Capital Partners acted as sole placement agent for the offering. As further discussed in Note 12, the warrants issued in connection with the February 2016 Financing contain provisions permitted the holders to net cash settle upon certain events at the Company. As such, the warrants were accounted for as derivative liabilities. Of the total gross proceeds received by the Company, $231,000 were allocated to the fair value of the warrant liabilities on the date of the transaction.

In connection with the February 2016 offering, the Company repaid $1,030,611 in principal on its 5% and 8% convertible notes, and paid, $48,113 interest and $377,935 in prepayment penalties to the note holders. All of the Company’s obligations under the 8% and 5% Convertible Notes have been extinguished.

From March 1, 2016 to December 31, 2016, all of the Company’s outstanding shares of the Series B Preferred Stock have been converted into 326,294 shares of common stock. As of December 31, 2016, none of the Series B Preferred Stock remains outstanding. As a result of the conversion, the Company recorded contractual and deemed dividends of $1,808,000, which represents the difference in the fair value of the common stock issued ($4,530,000) and original net carrying value of the preferred stock converted ($2,772,000).

Series C Convertible Preferred Stock

On February 24, 2015, the Company entered into a purchase agreement, pursuant to which the Company sold to institutional investors, 1,800,000 shares of the Company’s Series C Preferred Stock, par value $0.00001 per share (the “Series C Preferred Stock”) and warrants to purchase 750 shares of the Company’s common stock for a purchase price of $1,800,000 (the “Series C Financing”). The Company also issued 99 shares of its common stock with a grant date value of approximately $53,000 in consideration of the investors’ execution and delivery of the purchase agreement. The Company paid offering costs of $84,000 in connection issuance of the Series C Preferred Stock.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Preferred Stock  – (continued)

The warrants are exercisable immediately for a period of five years from their issue date. The exercise price with respect to the warrants is $2,400 per share which was subsequently lowered to $1,380 as of June 11, 2015. The exercise price for the warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In addition, the warrants also contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

On July 20, 2015, and effective June 11, 2015, the Company amended the warrants issued to investors of the Series C Preferred Stock to lower the exercise price from $2,400 per share to $1,380 per share. The change in fair value of the warrant liabilities was measured on the date of modification was not material to the Company’s results of operations.

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

Conversion Rights of Series C Preferred Stock

Upon the occurrence of certain triggering events (including the Series C Preferred Stock or common stock underlying the Series C Preferred Stock is not freely tradeable without restriction; the failure of the common stock to be listed on the NASDAQ Capital Market or other national securities exchange; and bankruptcy, insolvency, reorganization or liquidation proceedings instituted against the Company shall not be dismissed in thirty (30) days or the voluntary commencement of such proceedings by the Company), the holder of Preferred Stock shall have the right to require the Company, by written notice, to redeem all or any of the shares of Series C Preferred Stock at a price equal to the greater of (i) 125% of the conversion amount to be redeemed and (ii) the product of (a) the conversion amount divided by the lower of (x) $2,400 or (y) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice multiplied by (b) 125% of the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire redemption payment to the holder of Series C Preferred Stock.

Conversions of Series C Preferred Stock

During the first and second quarters of 2015, 1,800,000 shares of the Series C Preferred Stock and 126,000 shares of the Series C Preferred Stock issued as dividends were converted into 7,888 shares of common stock. As a result of the conversion, the preferred stock value, net of discounts of $943,000, and the $245,000 derivative liability arising from the conversion feature were reclassified to stockholders’ equity. The aggregate grant date fair value of the common stock issued upon conversion was $3,189,000 and as result, the Company recorded $2,001,000 of dividends and deemed dividend.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Preferred Stock  – (continued)

Series D Convertible Preferred Stock

As previously disclosed in Note 3, in connection with the acquisition of IMT, the Company is obligated to issue to IMT an amount of Series D Convertible Shares equal to at least $2,500,000. On the date the Asset Purchase Modification Agreement was completed, the fair value of the obligation to IMT was determined to be $2,500,000 and was included in Series D Preferred Stock Issuable on the consolidated balance sheet. During the year ended December 31, 2016, the Company issued 5,750,000 shares of its Series D Preferred Stock, of which 5,750,000 shares were then converted into 479,159 shares of the Company’s common stock. Through the sale of such shares, the principal has been reduced by approximately $1,602,000, leaving a principal balance of approximately $898,000.

Pursuant to the Asset Purchase Modification Agreement, the Company is required to issue Series D Shares to IMT on an on-going basis until IMT realizes cash proceeds of at least $2,500,000. If IMT does not realize Cash Proceeds of at least $2,500,000 by December 31, 2016, the Company will be required to either issue additional shares of common stock to IMT, or otherwise raise additional funds to cover the shortfall. The Company has accrued $1,669,000 in connection with the potential shortfall as within other expenses in the consolidated statement of operations for the year ended December 31, 2016 and within accrued expenses on the consolidated balance sheets as of December 31, 2016. Interest expense recorded for the year ended December 31, 2016 was $137,000.

The reduction in additional paid in capital in the amount of $2,479,000 represents the difference between the $3,250,000 of Series D Convertible Preferred Stock converted into common shares at a value of $771,000. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

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

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — Preferred Stock  – (continued)

Series E Convertible Preferred Stock

Our board of directors has designated up to 5,000 shares of the 10,000,000 authorized shares of preferred stock as Series E Convertible Preferred Stock. When issued, the shares of Series E Preferred will be validly issued, fully paid and non-assessable. Each share of Series E Preferred will have a stated value of $1,000 per share. In connection with our December 2016 financing we issued 2,400 shares Series E Convertible Preferred Stock which was immediately converted into 1,200,000 shares of common stock after closing. See Note 14.

Rank.

The Series E Preferred will rank on parity to our common stock.

Conversion.

Each share of the Series E Preferred is convertible into shares of our common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at any time at the option of the holder at a conversion price of not less than 100% of the public offering price of the common stock. Holders of Series E Preferred will be prohibited from converting Series E Preferred into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our common stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to us.

Liquidation Preference.

In the event of our liquidation, dissolution or winding-up, holders of Series E Preferred will be entitled to receive an amount equal to the stated value per share before any distribution shall be made to the holders of any junior securities, and then will be entitled to receive the same amount that a holder of common stock would receive if the Series E Preferred were fully converted into shares of our common stock at the conversion price (disregarding for such purposes any conversion limitations) which amounts shall be paid pari passu with all holders of common stock.

Voting Rights.

Shares of Series E Preferred will generally have no voting rights, except as required by law and except that the affirmative vote of the holders of a majority of the then outstanding shares of Series E Preferred is required to, (a) alter or change adversely the powers, preferences or rights given to the Series E Preferred, (b) amend our certificate of incorporation or other charter documents in any manner that materially adversely affects any rights of the holders, (c) increase the number of authorized shares of Series E Preferred, or (d) enter into any agreement with respect to any of the foregoing.

Dividends.

Shares of Series E Preferred will not be entitled to receive any dividends, unless and until specifically declared by our board of directors. The holders of the Series E Preferred will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of common stock.

Redemption.

We are not obligated to redeem or repurchase any shares of Series E Preferred. Shares of Series E Preferred are not otherwise entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — STOCKHOLDERS’ EQUITY

August 2015 Underwritten Offering

On August 19, 2015, the Company closed an underwritten public offering of its Class A Units, Class B Units, Series C Warrants and Series D Warrants. The Company offered (i) 21,250 Class A Units, at a price of $120.00 per Class A Unit, each of which consists of one share of common stock and 0.5 of a Series A Warrant to purchase one share of its common stock at an exercise price of $120.00 per warrant, (ii) 20,417 Class B Units, at a price of $118.80 per Class B Unit, each of which consists of one pre-funded Series B Warrant to purchase one share of common stock and 0.5 of a Series A Warrant, (iii) 21,250 Series C Warrants, at a price of $1.20 per Series C Warrant, which is deemed to be included in the $120.00 price per Class A Unit, each to purchase one additional Class A Unit at an exercise price of $120.00, and (iv) 41,250 Series D Warrants, at a price of $1.20 per Series D Warrant, which is deemed to be included in the $118.80 price per Class B Unit, each to purchase one additional Class B Unit at an exercise price of $118.80. The Company received approximately $4,975,500 in gross proceeds from the offering, before underwriting discounts and commissions and offering expenses payable by the Company. Roth Capital Partners, LLC acted as sole book-running manager and as underwriter for the offering.

Each Series A Warrant was immediately exercisable at an initial exercise price of $120 per share. The Series A Warrants will expire on the fifth anniversary of the initial date of issuance.

Each Pre-funded Series B Warrant was immediately exercisable at an initial exercise price of $1.20 per share. The Pre-funded Series B Warrants will expire on the fifth anniversary of the initial date of issuance. Pre-funded Series B Warrants that expire unexercised will have no further value and the holder of such warrant will lose the pre-funded amount.

Each Series C Warrant was exercisable for one additional Class A Unit, each of which consists of one share of our common stock and 0.5 of a Series A Warrant to purchase one share of our common stock. The Series C Warrants are exercisable immediately at an initial exercise price of $120 per Class A Unit, subject to adjustment. Beginning at the close of trading on the 60th trading day following the date of issuance, and effective beginning on the third (3rd) trading day immediately preceding such 60th trading day, the Series C Warrants will be exercisable at a per Class A Unit exercise price equal to the lowest of (i) the then-effective exercise price per Class A Unit, (ii) 80% of the closing price of our common stock on such 60th trading day and (iii) 80% of the average of the volume weighted average price of our common stock (‘‘VWAP’’) for the three (3) trading days ending and including the 60th trading day following the date of issuance. The Series C Warrants expired at the close of business at 5:00 p.m. (New York time) on November 19, 2015, the 65th trading day following the date of issuance.

Each Series D Warrant was exercisable for one additional Class B Unit, each of which consists of one Pre-funded Series B Warrant to purchase one share of our common stock and 0.5 of a Series A Warrant to purchase one share of our common stock. The Series D Warrants are exercisable immediately at an initial exercise price of $118.80 per Class B Unit, subject to adjustment. Beginning at the close of trading on the 60th trading day following the date of issuance, and effective beginning on the third (3rd) trading day immediately preceding such 60th trading day, the Series D Warrants will be exercisable at a per Class B Unit exercise price equal to the lowest of (i) the then-effective exercise price per Class B Unit, (ii) 80% of the closing price of our common stock on such 60th trading day and (iii) 80% of the average of the VWAP for the three (3) trading days ending and including the 60th trading day following the date of issuance. The Series D Warrants will expired at the close of business at 5:00 p.m.(New York time) on November 19, 2015, the 65th trading day following the date of issuance.

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

At various dates from the date of the offering through December 31, 2015, all 20,471 of the Series B Warrants were exercised into 20,471 shares of the Company’s common stock. The Company received $17,000 in cash as a result of the exercise and reclassified $1,197,000 of derivative liabilities to stockholders’ equity.

From October 1, 2015 through November 19, 2015, 18,750 Series C Warrants issued in our August 2015 underwritten public offering have been exercised into 18,750 Class A Units, consisting of 18,750 shares of common stock and 9,375 Series A Warrants, at an exercise price of $30.20 per share.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — STOCKHOLDERS’ EQUITY – (continued)

From October 1, 2015 through November 19, 2015, 38,875 Series D Warrants issued in our August 2015 underwritten public offering have been exercised into 38,875 Class B Units, consisting of 38,875 Series B Warrants and 19,438 Series A Warrants, at an exercise price of $30.20 per share. Of such Series B Warrants issued, 38,875 were then exercised into 38,875 shares of common stock as of December 1, 2015.

Settlement with Holders of Series B Warrants

On November 2, 2015, the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with certain holders (the “Holders”) of the Company’s Series B Warrants to purchase common stock (the “Original Warrants”), issued in connection with the August 2015 underwritten offering. Upon the consummation of the Agreement, in full and complete satisfaction of all claims that the Holders made or could have made against the Company arising in connection with the Original Warrants, the Company delivered to the Holders new warrants initially exercisable to purchase, in the aggregate, 20,417 shares of the Company’s common stock, par value $0.00001, at an exercise price of $90 per share with an expiration date of November 2, 2018, as set forth in the Agreement.

May 2016 Financing

On May 16, 2016, the Company closed the offering of units in which the Company offered 116,667 Units, at a price of $8.40 per Unit, each of which consists of one share of the Company’s common stock, par value $0.00001 per share, and one warrant to purchase one share of the Company’s common stock at an exercise price of $13.79 per share. The Company received $793,000 in proceeds net of $187,000 of closing costs for a total value of $980,000. Roth Capital Partners acted as sole underwriter for the offering.

July 2016 Financing

On July 20, 2016, the Company completed an underwritten public offering of 730,000 Units, each of which consists of one share of our common stock, par value $0.00001 per share, and 1.25 of a warrant to purchase one share of our common stock at an exercise price of $6.85 per share. On July 15, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase 136,875 shares of common stock. We received approximately $4.3 million in net proceeds from the offering, including exercise of the over-allotment option, after deducting the underwriting discount and estimated offering expenses payable by us. Roth Capital Partners acted as sole book-running manager for the offering. Aegis Capital Corp. acted as co-lead manager for the offering.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — STOCKHOLDERS’ EQUITY – (continued)

December 2016 Financing

On December 27, 2016, the Company completed an underwritten public offering of 3,800,000 Class A Units (the ‘‘Class A Units’’), consisting of one share of common stock, par value $0.00001 and 1.25 warrants (the ‘‘Warrants’’), each whole warrant to purchase one share of common stock, and 2,400 Class B Units (the ‘‘Class B Units’’) consisting of one share of Series E Convertible Preferred Stock, together with Warrants to purchase 625 shares of Common Stock. The 2,400 shares Series E Convertible Preferred Stock were immediately converted into 1,200,000 shares of common stock after closing. The Company received approximately $8.8 million in net proceeds from the offering after deducting the underwriting discount and estimated offering expenses payable by us. Aegis Capital Corp. acted as sole book-running manager for the offering.

Shares Issued for Services

In 2016, the Company issued a total of 601,089 shares of common stock with a grant date fair value of $2,935,000 to employees, directors, consultants and general counsel in lieu of paying cash for their services.

In 2015, the Company issued a total of 15,544 shares of common stock with a grant date fair value of $1,834,000 to employees, directors, consultants and general counsel in lieu of paying cash for their services.

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

A summary of the Company’s historical stock option plan activity as of December 31, 2016 is as follows:

Plan Name	Options Authorized	Options Granted	Shares Exercised	Shares Forfeited/Expired	Options Outstanding
2004	119	119	(56)	(63)	—
2005	119	119	(8)	(111)	—
2006	262	258	(5)	(250)	3
2007	24	22	—	(4)	18
2009	238	299	(8)	(122)	169
2013	756	411	—	(175)	236
2015	1,971	1,971	—	(553)	1,418
Total	3,489	3,199	(77)	(1,278)	1,844

The weighted average fair value of options granted was $259.20 during the year ended December 31, 2015. Each option is estimated on the date of grant, using the Black-Scholes model and the following assumptions (all in weighted averages), however no options were granted during the year ended December 31, 2016:

2015
Exercise price	$306
Volatility	116%
Risk-free interest rate	1.54%
Expected dividend yield	0%
Expected term (years)	6

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — STOCKHOLDERS’ EQUITY – (continued)

The risk-free rate is based on the rate for the U.S. Treasury note over the expected term of the option. The expected term for employees represents the period of time that options granted are expected to be outstanding using the simplified method and for non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on London Stock Exchange’s Alternative Investment Market to the date of the grant.

A summary of the status of the Company’s stock option plans for the years ended December 31, 2016 and 2015 is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Options Outstanding, January 1, 2016	2,528	$9,588
Granted	—	—
Exercised	—	—
Forfeited or Expired	(684)	2,596
Options outstanding, December 31, 2016	1,844	1,544
Exercisable, December 31, 2016	1,129	$2,339

As of December 31, 2016, the weighted average remaining contractual life was 7.93 years for the options outstanding and 7.62 years for the options exercisable.

Summary information regarding the options outstanding and exercisable at December 31, 2016 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in shares)	Weighted Average Exercise Price
$0 – 4,622	1,686	8.24	$509	971	$647
4,622 – 9,244	16	3.48	8,190	16	8,190
9,244 – 13,866	85	4.23	9,794	85	9,794
13,866 – 18,488	18	5.69	15,697	18	15,697
18,488 – 23,110	39	5.61	19,099	39	19,099
	1,844			1,129

Under the provisions of ASC 718, the Company recorded approximately $369,000 and $530,000 of stock based compensation expense for the years ended December 31, 2016 and 2015, respectively. Stock based compensation for employees was approximately $323,000 and $269,000 and stock based compensation expense for non-employees was approximately $46,000 and $261,000 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, there was approximately $0.1 million and $0.5 million, respectively, of unrecognized compensation cost related to non-vested options under the plans. The weighted average grant date value of the options forfeited in 2016 was $2,956.

In 2016 and 2015, no options were exercised. The intrinsic value of options exercisable at December 31, 2016 and 2015 was $0 and $0, respectively. The total fair value of shares vested during 2016 and 2015 was approximately $340,000 and $498,000, respectively.

The Company had approximately $0.1 million of unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, as of December 31, 2016, which we expect to be recognized over the next two years. On February 16, 2017, the Board of Directors approved a motion to cancel all outstanding stock options as the options were all out of the money.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — STOCKHOLDERS’ EQUITY – (continued)

Warrants:

The Company has issued warrants, at exercise prices equal to or greater than market value of the Company’s common stock at the date of issuance in connection with numerous financing transactions.

A summary of the warrant activity is as follows:

	Number of Options/Warrants (in Shares)	Weighted Average Exercise Price
Warrants Outstanding, January 1, 2016	75,163	$505.20
Granted	7,602,945	2.92
Exercised	(64,466)	96.04
Forfeited or Expired	(7,738)	1,959.00
Warrants Outstanding, December 31, 2016	7,611,904	5.98
Exercisable, December 31, 2016	7,441,071	$6.04

During the year ended December 31, 2016, the Company granted 7,602,945 warrants through various financings, holders exercised 64,466 warrants and 7,738 warrants were cancelled or expired. The weighted average exercise prices of warrants outstanding at December 31, 2016 is $5.98 with a weighted average remaining contractual life of 4.87 years. As of December 31, 2016 and 2015, these outstanding warrants contain no intrinsic value.

During the year ended December 31, 2016, a down round price protection was triggered for the August 2015, February 2016 and July 2016 warrants. These warrants were re-priced from exercise prices ranging from $1.00 to $6.85 per share to exercise prices ranging from $0.84 to $2.00 per share. These warrants are treated as a liability-classified award and remeasured at fair value at December 31, 2016 and shown as liabilities in the accompanying consolidated balance sheets.

Summary information regarding the warrants as of December 31, 2016 is as follows:

Exercise Price	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)
$2.00	6,250,000	4.99
$2.00*	1,049,376	4.55
$2.50	150,000	2.97
$8.40	20,833	4.82
$13.79	116,666	4.38
$90.00	20,417	1.84
$420.00	59	1.25
$1,380.00	1,209	3.10
$2,400.00	353	3.15
$2,625.00	143	1.88
$8,244.00	2,723	1.66
$10,500.00	118	1.04
$42,000.00	7	0.20
Outstanding, December 31, 2016	7,611,904

*Represents group of warrants repriced from $6.85 to $2.00

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — COMMITMENTS AND CONTINGENCIES

Leases:

The Company’s office rental, deployment sites and warehouse facilities expenses aggregated approximately $745,000 and $484,000 during the years ended December 31, 2016 and 2015, respectively. The leases will expire on different dates from 2017 through 2020. Total obligation of minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Year Ending December 31,
2017	$259,000
2018	174,000
2019	156,000
2020	31,000
$620,000

In connection with the acquisition of IMT, the Company assumed the lease obligations relating to IMT’s warehouse and office space in Mt. Olive, NJ. Payments under the Mt. Olive, NJ lease were $330,000 for the year ending December 31, 2016 and $35,000 for the year ending December 31, 2017 as the lease expired in February of 2017. In January 2017, IMT signed a new lease for warehouse and office space in Hackettstown, NJ which runs through April 29, 2020. Future payments under such lease will amount to $260,000 of which $50,000 will be for the year ending December 31, 2017.

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the years ended December 31, 2016 and 2015, the Company did not have any legal actions pending.

Delisting Notice:

On September 28, 2015, we received written notice from NASDAQ notifying us that we were not in compliance with the minimum bid price requirement set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on NASDAQ, as the closing bid price for our common stock was below $1.00 per share for the last thirty (30) consecutive business days. In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until March 28, 2016, to regain compliance with NASDAQ Listing Rule 5550(a)(2). We were unable to regain compliance with the bid price requirement by March 28, 2016.

On March 29, 2016, we received written notice from NASDAQ that it had granted us an additional 180 calendar days, or until September 26, 2016, to regain compliance with the minimum bid price requirement of $1.00 per share for continued listing on NASDAQ, pursuant to NASDAQ Listing Rule 5810(c)(3)(A)(ii).

The NASDAQ determination to grant the second compliance period was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days at any time during the second 180-day compliance period. On June 20, 2016, we effected a 1-for-12 reverse stock split of our outstanding common stock as a measure to regain compliance. On August 19, 2016, we filed a Definitive Proxy for a special shareholders meeting to be held on September 22, 2016, asking for the shareholders to grant the Board of Directors approval to execute another reverse stock split, if necessary. The meeting was adjourned to November 23, 2016 to allow additional time for the stockholders to vote on the proposal. On November 23, 2016, our shareholders granted a proposal to authorize the Board to amend our Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of the Company’s common stock at a specific ratio within a range from one-for-three to one-for-twenty, at any time before May 15, 2017 with such range and timing to be left to the complete discretion of the Board.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — COMMITMENTS AND CONTINGENCIES – (continued)

On September 27, 2016, we received a determination letter (the ‘‘Letter’’) from the staff of NASDAQ stating that we had not regained compliance with the NASDAQ minimum bid price of $1.00 requirement for continued listing set forth in NASDAQ Listing Rule 5550(a)(2) and unless we requested a hearing to appeal this determination our common stock will be delisted from The Nasdaq Capital Market.

We requested a hearing before a Nasdaq Hearing Panel (the ‘‘Panel’’), which hearing occurred on November 17, 2016. On November 21, 2016 the Panel granted the Company’s request for continued listing, subject to (i) providing updates to the Panel on the status of the Transaction, (ii) implementing a reverse stock split prior to January 3, 2017, in a ratio sufficient to enable us to demonstrate compliance with the minimum bid requirement, and (iii) having evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days by January 17, 2017. In the event the Company is unable to comply with the above, its securities may be delisted from The Nasdaq Stock Market.

To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days at any time during the second 180-day compliance period. On December 15, 2016, we effected a 1-for-10 reverse stock split of our outstanding common stock as a measure to regain compliance.

On January 9, 2017, we received a letter from the staff of The Nasdaq Stock Market LLC (‘‘Nasdaq’’) stating that the Nasdaq staff determined that the Company regained compliance with the Nasdaq Capital Market minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2).

16 — CONCENTRATIONS

During the year ended December 31, 2016, the Company recorded sales to one customer $702,000 (11%) in excess of 10% of the Company’s total consolidated sales. During the year ended December 31, 2015, the Company recorded sales to two customers of $229,000 (25%), and $150,000 (16%) in excess of 10% of the Company’s total sales.

At December 31, 2016, approximately 53% of net accounts receivable was due from two customers broken down individually as follows: $499,000 (36%) and $227,000 (17%) due from unrelated parties. At December 31, 2015, approximately 100% of net accounts receivable was due from three customers broken down individually as follows: $272,000 (43%) and $231,000 (36%) due from unrelated parties, and $138,000 (21%) due from a related party.

During the year ended December 31, 2016, approximately 32% of the Company’s inventory purchases were derived from two vendors broken down individually as follows: $396,000 (21%) and $210,000 (11%). During the year ended December 31, 2015, approximately 61% of the Company’s inventory purchases were derived from three vendors broken down individually as follows: $41,000 (30%), $27,000 (19%) and $16,000 (12%).

17 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $300,000 and $300,000 respectively, for the years ended December 31, 2016 and 2015. Roger Branton, the Company’s Chief Financial Officer, George Schmitt, the Company’s Executive Chairman and, effective as of February 17, 2015, Chief Executive Officer, are directors of MBTH, and Richard Mooers, a director of the Company, is the Chief Executive Officer and a director of MBTH.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17 — RELATED PARTY TRANSACTIONS – (continued)

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing, a merger, consolidation or sale by the Company of substantially all of its assets. On February 24, 2015, MBTH invoiced the Company for $700,000 in fees associated with equity financings that had occurred through April 16, 2014 at a rate of 3% per financing less certain discounts. The Company incurred approximately $436,000 and $90,000 for fees associated with financings during the years ended December 31, 2016 and 2015, respectively. In addition, during the year ended December 31, 2016, the Company’s Board of Directors approved an additional $115,000 fee to be paid to MBTH as consideration for additional efforts provided by MBTH in connection with the Company’s financing and acquisition efforts. The Company recorded these fees in general and administrative expenses on the accompanying consolidated statement of operations.

On November 29, 2016, the Company and MBTH entered into an acquisition services agreement (the ‘‘M&A Services Agreement’’) pursuant to which the Company engaged MBTH to provide services in connection with merger and acquisition searches, negotiating and structuring deal terms and other related services. The M&A Services Agreement incorporates by reference the terms of the Management Agreement, as well as the Company’s agreement with MBTH on January 12, 2013 to pay MBTH a 3% success fee (the ‘‘3% Success Fee’’) on any financing arranged for the Company, merger or consolidation of the Company or sale by the Company of substantially all of its assets. The M&A Services Agreement has the following additional terms:

(1) The Company will pay MBTH an acquisition fee equal to the greater of $250,000 or 8% of the total acquisition price (the ‘‘Acquisition Fee’’). Where possible, the Company will pay MBTH 50% of the Acquisition Fee at closing of a transaction, and in any case, not later than thirty (30) days following such closing, 25% of the Acquisition Fee three (3) months following such closing and 25% of the Acquisition Fee six (6) months following such closing.

(2) In addition to any other fees, the Company will pay MBTH a due diligence fee of $250,000 only on successfully closed transactions. This due diligence fee shall be paid to MBTH as warrants to purchase shares of common stock of the Company in an amount equal to $250,000 divided by the lower of the market price of the common stock on the day of closing of the transaction or the price of equity offered to finance such acquisition. The exercise price of such warrants will be $0.01.

(3) The Company and MBTH agreed to waive the 3% Success Fee in connection with the Company’s proposed acquisition of Vislink. The Company and MBTH also agreed to waive, on a case by case basis, the 3% Success Fee whenever any future Acquisition Fee is more than $1 million.

(4) In the event the Company engages an independent, external advisor to value an acquisition and the valuation is higher than the price negotiated by MBTH on behalf of the Company, then MBTH will receive an additional fee of 5% of such gain.

(5) MBTH has the option to convert up to 50% of its fees into shares of common stock of the Company, so long as the receivable remains outstanding. The conversion price will be the lower of 110% of the price of the common stock on the day of closing of a transaction or the price of equity securities offered in connection with any acquisition financing. If MBTH converts at least 25% of its fees, then the Company agrees to register all shares of common stock of the Company held by MBTH.

(6) If MBTH’s services assist the Company in achieving forward sales of at least $50 million via acquisitions, then the Company agrees to offer MBTH a three (3) year option to acquire up to 25% of the Company’s shares of common stock outstanding after such issuance. The price per share of common stock will be 125% of the price of the Company’s common stock on the day the option is exercised.

On February 16, 2017, the Board of Directors amended the terms of the Block Purchase Option in the M&A Services Agreement to allow MBTH the option to acquire 25% of the fully diluted outstanding shares and warrants of xG Technology at a price of $2.10 per share and for a five-year term.

The M&A Services Agreement is effective as of November 1, 2016 and will automatically renew annually, unless earlier terminated by the Company or MBTH upon thirty (30) days’ written notice.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17 — RELATED PARTY TRANSACTIONS – (continued)

On March 3, 2016, our Board of Directors approved the issuance of up to $300,000 in shares of common stock to MBTH as compensation for financial services in connection with the IMT acquisition. Such shares of common stock were to be issued to MBTH in an initial tranche in the amount of $150,000 on March 15, 2016, which shares of common stock have not yet been issued and a second tranche to MBTH of up to $150,000 in shares of common stock if IMT achieves certain performance goals by December 31, 2016. On August 10, 2016, the disinterested members of the Board of Directors believing it to be in the best interest of the Company, resolved to pay the award in cash instead of shares. The Company accrued $150,000 in the due to related party balance owed to MBTH and has paid these cash fees during 2016.

During the year ended, December 31, 2016, the Company accrued an additional $90,000 for rent expense and $115,000 for additional management fees in the due to related party balance owed to MBTH.

During the year ended December 31, 2016, the Company issued 49,712 shares of common stock to MBTH in settlement of amounts due of $364,000. In addition, during the year ended December 31, 2016, the Company repaid $655,000 amounts due to MBTH in cash. The balance outstanding to MBTH as of December 31, 2016 is $96,000 and has been included in due to related parties on the Consolidated Balance Sheet. On February 24, 2015, the Company issued 3,326 shares of common stock to MBTH in consideration of settling $1,756,098 of amounts due to related parties at a price of $528 per share.

George Schmitt- Due to Related Party

George Schmitt, Chairman of the Board and Chief Executive Officer currently makes an annual salary of $300,000 and receives all of his compensation in shares of the Company’s common stock. In 2016, Mr. Schmitt received 46,637 shares with a fair market value of $296,000. In 2015, Mr. Schmitt received 1,346 shares with a fair market value of $135,000.

On February 23, 2015, the Company issued 845,000 shares of Series B Preferred Stock, 45 shares of common stock, and warrants to purchase an aggregate 353 shares of common stock exercisable for five years at a price of $2,400 per share in full settlement and extinguishment of $845,000 due to family members of George Schmitt. See Note 6.

From January 1, 2015 through December 31, 2015, the Company received a total of $1,900,000 in loans from Mr. Schmitt. On August 19, 2015, the Company repaid $500,000 of the outstanding due to related party balance owed to Mr. Schmitt.

In October 2015, Mr. Schmitt agreed to convert $500,000 of existing loans due from the Company into 7,441 shares of the Company’s common stock with a grant date fair value of approximately $500,000.

On July 25, 2016, the Company repaid the outstanding principal totaling $300,000 and $70,484 in interest to Mr. Schmitt. As of December 31, 2016, the Company has repaid in full the advances George Schmitt made to the Company in 2015. For the year ended December 31, 2016, the Company accrued interest expense of $14,000, respectively.

In October 2016, the Board of Directors agreed to give George Schmitt 27,977 shares of common stock for being the guarantor of the $2.5 million debt related to the IMT acquisition and the Company recorded the fair market value of the shares at $103,000 in general and administrative expenses in the accompanying consolidated statement of operations. These common shares were issued in January 2017. At the same meeting, the Board of Directors also agreed to give George Schmitt 20,833 warrants at an exercise price of $8.40 and the Company recorded the grant date fair value of the warrants at $77,000.

Deferred Revenue

On March 31, 2015, the Company shipped additional equipment purchased by Larry Townes, a former director of xG Technology at the time of purchase order, and received a partial payment for the equipment that had been previously delivered in those transactions as the purchasers indicated that the equipment met certain technical specifications associated with their networks. Despite the technical specifications being met, the customer opted to return a portion of the equipment to the Company during the year ended December 31, 2015 resulting in the Company reversing accounts receivable of $336,000, with a corresponding reversal to deferred revenue.

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

Related party revenue was $0 for the year ended December 31, 2016 compared to $156,000 for the year ended December 31, 2015. During the year ended December 31, 2016, the Company wrote-off accounts receivable – related party of $156,000 to bad debt.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18 — SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

Acquisition of Vislink International Limited

On February 2, 2017, the Company completed the acquisition of certain assets and liabilities related to the hardware segment of Vislink International Limited, an England and Wales registered limited company (the ‘‘UK Seller’’), and Vislink Inc., a Delaware corporation (the ‘‘US Seller’’, and together with the UK Seller, the ‘‘Sellers’’), pursuant to a Business Purchase Agreement, dated December 16, 2016, as amended on January 16, 2017, by and among the Company, the Sellers and Vislink PLC, an England and Wales registered limited company, as guarantor. The Company refers to the hardware segment acquired by us as Vislink Communications Systems (‘‘VCS’’). The purchase price paid for the Transaction was an aggregate of $16 million consisting of (i) $6.5 million in cash consideration and (ii) promissory notes in the aggregate principal amount of $9.5 million (the ‘‘Notes’’). In connection with the Notes, the Company entered into a Security Agreement, dated February 2, 2017, with each of the Sellers (the ‘‘Security Agreements’’). The Notes mature on March 20, 2017 (the ‘‘Maturity Date’’). Interest on the Notes shall be payable in cash on the Maturity Date at a rate per annum equal to LIBOR plus 1.9%. Pursuant to the Security Agreements, as collateral security for the Company’s obligations under the Notes, the Company granted the Sellers a security interest in certain assets purchased from the Sellers in connection with the Transaction. Since the closing of the transaction, the Company assumed $4.6 million of additional Vislink liabilities thus reducing the principal amount due to $4.9 million. On March 17, 2017, the Company came to an agreement with the Seller where by the Company paid $2 million in cash and the Seller extinguished the remaining $2.9 million principal owed.

The preliminary fair value of the purchase consideration issued to the sellers of Vislink was allocated to the net tangible assets acquired and to the separately identifiable intangibles. The excess of the aggregate fair value of the net tangible assets and identified intangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of Vislink’s business and the preliminary results of a third-party appraisal commissioned by management.

Purchase Consideration

Amount of consideration:	$16,000,000

Tangible assets acquired and liabilities assumed at preliminary fair value
Accounts receivable	$10,231,000
Inventories	12,459,000
Property and equipment	1,284,000
Prepaid expenses	76,000
Intangible assets	5,944,000
Accounts payable and deferred revenue	(1,599,000)
Accrued expenses	(929,000)
Net tangible assets acquired	$27,466,000

Total net assets acquired	$27,466,000
Consideration paid	16,000,000
Preliminary gain on bargain purchase	$11,466,000

The following presents the unaudited pro-forma combined results of operations of the Company with Vislink and IMT as if the acquisition occurred on January 1, 2015.

	For the Year Ended December 31,
	2016	2015

Revenues, net	$52,191	$78,421
Net loss allocable to common shareholders	$(81,597)	$(23,883)
Net loss per share	$(132.46)	$(379.09)
Weighted average number of shares outstanding	616	63

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2015 or to project potential operating results as of any future date or for any future periods.

xG TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18 — SUBSEQUENT EVENTS  – (continued)

Nasdaq Compliance

On January 9, 2017, the Company received a letter from the staff of The Nasdaq Stock Market LLC (‘‘Nasdaq’’) stating that the Nasdaq staff determined that the Company regained compliance with the Nasdaq Capital Market minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2).

February 2017 Financing

On February 14, 2017, the Company completed a public underwritten offering of 1,750,000 shares of its Common Stock and warrants to purchase up to an aggregate of 1,312,500 shares of its Common Stock. The Company received $3,500,000 in gross proceeds from the offering, before deducting the associated underwriting discount and estimated offering expenses payable by the Company. Aegis Capital Corp. acted as sole book-running manager for the offering.

MB Technology Holdings

On February 16, 2017, the Board of Directors amended the terms of the Block Purchase Option in the M&A Services Agreement to allow MBTH the option to acquire 25% of the fully diluted outstanding shares and warrants of xG Technology at a price of $2.10 per share and for a five-year term.

The Company accrued an additional $1,480,000 in acquisition fees from January 1, 2017 to March 31, 2017 in connection with the acquisition of Vislink as per the M&A Services Agreement. The $1,480,000 represents 8% of the acquisition price. The Company recorded these fees in general and administrative expenses on the accompanying consolidated statement of operations.

From January 1, 2017 to March 31, 2017, the Company issued 35,852 shares of common stock to MBTH in settlement of amounts due of $60,000.

Series D Convertible Preferred Stock Leak-Out Agreement

On February 2, 2017, the Company entered into a leak-out agreement (the ‘‘Leak-Out Agreement’’) with certain institutional investors (the ‘‘New Holders’’) which were assigned our remaining obligations to IMT under the Asset Purchase Modification Agreement, dated April 12, 2016, between us and IMT (the ‘‘Asset Purchase Modification Agreement’’). Pursuant to the Leak-Out Agreement, the New Holders agreed that any sales of common stock underlying our Series D Convertible Preferred Stock would not, in the aggregate, exceed 2.75% of that day’s dollar volume of our common stock traded, provided that the New Holders shall be entitled to sell no less than an aggregate of $27,500 each trading day.

As of March 31, 2017, the Company has issued 10,750,000 shares of Series D Convertible Preferred Stock, of which 10,750,000 shares have been converted into 895,826 shares of common stock. Through the sale of such shares, our obligations under the Settlement Agreement have been reduced by $2,249,000 leaving a principle balance of approximately $702,000. From January 1, 2017 to March 31, 2017, the Company issued 5,000,000 shares of Series D Convertible Preferred Stock, of which 5,000,000 shares have been converted into 416,667 shares of common stock.

Shares Issued Under S-8 Registration Statement

From January 1, 2017 to March 31, 2017, the Company issued a total of 462,513 shares of common stock having a fair value of $783,000 to employees, directors, consultants and general counsel in lieu of paying cash for their services.

Conversions of Warrants

From January 1, 2017 to March 31, 2017, 794,400 of the December warrants issued in connection with the December 2016 Financing, have been exercised into 794,400 shares of common stock. The Company received $1,588,800 in gross proceeds from the exercise.

Treco Issuance

From January 1, 2017 to March 31, 2017, the Company issued a total of 24,397 shares of common stock in repayment of $90,000 in interest relating to its $2 million long-term convertible note payable.

Stock Options

On February 16, 2017, the Board of Directors approved a motion to cancel all outstanding stock options as the options were all out of the money.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (2)
3.1 (i)(b) 3.1(i)(c)	Amendment to Certificate of Incorporation filed July 10, 2015 (13) Amended and Restated Certificate of Designation of Series B Convertible Stock (16)
3.1(i)(d)	Certificate of Designation of Series C Convertible Stock (12)
3.1(i)(e)	Certificate of Designation of Series D Convertible Stock (17)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (12)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (23)
3.1(i)(h)	Amended to Certificate of Incorporation filed June 10, 2016 (20)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering. (10)
4.6	Form of Warrant issued in February 11, 2015 Offering. (11)
4.7	Form of Warrant issued in February 24, 2015 Offering. (12)
4.8	Form of 8% Convertible Note (13)
4.9	Form of Series A Warrant for the August 2015 Offering (14)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (14)
4.11	Form of Series C Warrant for the August 2015 Offering (14)
4.12	Form of Series D Warrant for the August 2015 Offering (14)
4.13	Form of 5% Convertible Note (15)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(18)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (18)
4.16	Form of Warrant (19)
10.1	2013 Long Term Incentive Plan (7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	2004 Option Plan (7)
10.4	2005 Option Plan (7)
10.5	2006 Option Plan (7)
10.6	2007 Option Plan (7)
10.7	2009 Option Plan (7)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.9	Sunrise Office Lease (7)
10.10	Care21 Agreement (7)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (9)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (10)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (11)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (12)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (13)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (13)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (15)
10.21	Form of Securities Purchase Agreement (15)
10.22	$1,500,000 Initial Payment Note from the Company to IMT (15)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (19)
10.24	2015 Employee Stock Purchase Plan (21)
10.25	2015 Incentive Compensation Plan (21)
10.26	2016 Employee Stock Purchase Plan (22)
10.27	2016 Incentive Compensation Plan (22)

Exhibit Number	Description of Exhibit
14.1	Code of Ethics(8)
23.1	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(21)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(22)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(23)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.