Form 10-K/A
period 2016-12-31
xG TECHNOLOGY, INC.
filed 2017-04-28
CIK 1565228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2016, 827,002 (retroactively adjusted to reflect the December 15, 2016 one-for-ten reverse stock split) shares of common stock, par value $0.00001 per share, of the registrant were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the second fiscal quarter, was approximately $8,645,600 based on the average high and low price of $11.00 (retroactively adjusted to reflect the December 15, 2016 one-for-ten reverse stock split) for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 11,357,806 shares of common stock outstanding as of April 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

xG Technology, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2016 as filed on March 31, 2017 (the “Original Report”) to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  No changes have been made to the Original Report other than the addition of the Part III information.

As required pursuant to the Securities Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the Securities and Exchange Commission subsequent to the filing of the Original Report. The reference on the cover page of the Original Report to the incorporation by reference of portions of the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders into Part III of the Original Report is hereby deleted.

xG TECHNOLOGY, INC.
FORM 10-K/A
ANNUAL REPORT
For the Fiscal Year Ended December 31, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers and directors and their ages and positions are as follows:

Name of Executive Officer or Director	Age	Position	Date First Elected or Appointed
George F. Schmitt	73	Executive Chairman of the Board, Director and Chief Executive Officer	February 4, 2011
Roger G. Branton	50	Chief Financial Officer	August 26, 2002
Belinda Marino	57	Secretary	August 20, 2013
John C. Coleman	63	Director and President of Federal and Expeditionary Business Division	January 19, 2011
John Payne IV	47	President of the IMT Division	January 29, 2016
James Walton	37	President of IMT Ltd.	February 16, 2017
Gary Cuccio	71	Director	July 18, 2013
Kenneth Hoffman	61	Director	July 18, 2013
Richard L. Mooers	53	Director	February 4, 2004
Raymond M. Sidney	46	Director	July 18, 2013
General James T. Conway	69	Director	January 6, 2015

George F. Schmitt, Executive Chairman of the Board, Director and Chief Executive Officer

Mr. Schmitt has over 40 years of broad telecom experience in wireless and wireline companies and has built wireless networks in a dozen countries. He is a major investor in the Company through his personal holdings and through his holdings in MBTH and became Executive Chairman of the Board on July 19, 2013 while previously serving as a director of the Company since February 4, 2011. Mr. Schmitt has been the Chief Executive Officer of the Company since February 12, 2015. He also previously served as the Chief Executive Officer of MBTH from December 2010 through December 2013. Mr. Schmitt currently sits on the board of directors of SecureAlert, Culient, and the California Thoroughbred Breeders Association. Mr. Schmitt previously served as a director of TeleAtlas, Objective Systems Integrators, Omnipoint and LHS Group. Mr. Schmitt is a principal of Sierra Sunset II, LLC and served as a former Trustee of St. Mary’s College. In addition, Mr. Schmitt has served as a director of many privately held companies including Voice Objects, Knowledge Adventure, Jungo and Cybergate, among others. Mr. Schmitt has also served as Financial Vice President of Pacific Telesis and chaired the Audit Committees of Objective Systems Integrations and TeleATLAS. Mr. Schmitt received an M.S. in Management from Stanford University, where he was a Sloan Fellow, and a B.A. in Political Science from Saint Mary’s College.

Mr. Schmitt was selected to serve on our Board of Directors (the “Board”) based on his extensive experience with technology and networking companies and broad experience in the telecommunications industry and his status as a significant investor in our company.

Roger G. Branton, Chief Financial Officer

Mr. Branton serves as Chief Financial Officer of the Company and together with Richard Mooers co-founded the Company in August 2002. He also serves in similar capacities at MBTH, a company he co-founded with Richard Mooers and George Schmitt in 2010. Mr. Branton graduated from West Chester University in Pennsylvania with a Bachelor of Science degree in accounting in 1989. He trained as a certified public accountant until 1992 and then worked at an investment/merchant bank which specialized in the technology, agriculture, and environmental industries, where his duties included acting as interim chief financial officer for several companies within its investment portfolio. In 1997, Mr. Branton co-founded Mooers Branton & Company, an international merchant bank which provides early-stage financing to emerging businesses in the technology, hospitality, and real estate sectors.

Belinda Marino, Secretary

Mrs. Marino has served as Secretary since August 2013 . Mrs. Marino is also an employee of the Company serving as the Director of Human Resources since 2006. In addition to the above, Mrs. Marino has ongoing responsibilities for functions that include corporate banking activities and corporate governance. Mrs. Marino earned a PHR (Professional in Human Resources) Certificate from the HR Certification Institute in 2009.

John C. Coleman, President of Federal and Expeditionary Business Division and Director

Mr. Coleman brings to us 35 years of combined experience in expeditionary operations from both government service and the private sector. Since February 2015, Mr. Coleman has served as the President for our Federal and Expeditionary Business Division. From June 2010 to February 2015, he served as the Chief Executive Officer and Chief Operating Officer of the Company. From January 2009 to June 2012, he was the Chief Executive Officer of Joint Command and Control Consulting (JC3), a consulting services firm he founded that is focused on the development, integration, and delivery of mature and emerging technologies in support of expeditionary operations, particularly as related to command, control, and communications. In conjunction with its strategic partners, JC3 provides C4ISR-related systems, service, training, and support to expeditionary responders, both civil and military. He also served as a Vice-President of Hunter Defense Technology, a position he held from July 2006 to December 2008. In the 30 years preceding private sector employment, Mr. Coleman served the United States as a U.S. Marine Officer. Defining the character of his service upon retirement, Mr. Coleman was awarded the nation’s Distinguished Service Medal, an honor very rarely and only under exceptional circumstance bestowed to Marines below the rank of General Officer. He retired from the U.S. Marine Corp as a Colonel. He possesses top secret clearance which gives him access to several of our major markets.

Mr. Coleman was selected to serve on our Board based on his significant experience with the military and military operations.

John Payne IV, President of the IMT Division

Mr. Payne has served as President of the IMT Division since January 29, 2016. Mr. Payne was previously the Chief Technology Officer and VP of Engineering from February 2012 to January 2015, and in January 2015 became Chief Operating Officer of IMT through January 2016 while continuing as Chief Technology Officer. From August 2010 through March 2012, Mr. Payne was the Vice President of Technology for IMT, a Vitec Group company. From 1996 through August 2010, Mr. Payne worked for Nucomm, Inc. in various positions, including as Vice President of Engineering. Mr. Payne holds several patents in the area of wireless communications and is considered an industry expert in the wireless video communication industry related to broadcast television and military and civil manned and unmanned systems. Mr. Payne has a Master of Science in communication systems from the University of Southern California and a Bachelor of Science in engineering from the Rochester Institute of Technology.

James Walton, President of IMT Ltd.

On February 16, 2017, Mr. Walton was appointed to serve as our President of IMT Ltd., a new entity created by our acquisition of the Vislink Communications Systems division (“VCS”). From 2012 to February 2017, Mr. Walton was employed at Vislink International Limited, originally serving as Chief Financial Officer, becoming Chief Operating Officer in January 2015 and then Chief Executive Officer in July 2016. Prior to Vislink International Limited, Mr. Walton was employed at Atex Group Limited, a private equity-backed software company, serving as Assistant Group Financial Controller from May 2007 to November 2008, Group Financial Controller from November 2008 to August 2011, and Vice President and Global Finance Director from August 2011 to October 2012. From February 2006 to May 2007, Mr. Walton was employed at Hutchinson 3G UK Limited, a cellular network provider in Europe. From February 2005 to February 2006, Mr. Walton served as Assistant Manager at KPMG, a large accounting and auditing firm. Mr. Walton earned a bachelor’s degree in biochemistry from Newcastle University in 2001, and has been a member of the Institute of Chartered Accountants in England and Wales (ICAEW) since 2004.

Gary Cuccio, Director

Gary Cuccio has over 35 years of broad operating experience in wireless, software, engineering, operations, sales and marketing. Mr. Cuccio currently serves as Chairman of Openet Telecom Ltd. Based in Dublin, Ireland, Openet Telecom is a venture-backed software company providing IP mediation to leading Telco companies on a global basis. Mr. Cuccio also serves on the board of mBlox as the chairman of its audit committee. mBlox is a venture-backed startup providing a service bureau for SMS messages in the wireless space. Headquartered in London, England, and Sunnyvale, California, mBlox operates in Europe, the U.S. and Asia. Previously, Mr. Cuccio was Chief Executive Officer of ATG, a CLEC based in California, Oregon, and Washington. Prior to ATG, Mr. Cuccio was Chief Executive Officer of LHS group (Nasdaq: LHSG), a Telco billing software supplier. LHS was acquired by Sema, a French software company, in the third quarter of 2000 for $6.8 billion. Mr. Cuccio was also Chief Operating Officer of Omnipoint, a PCS mobile wireless carrier. Mr. Cuccio’s experience also includes several positions held at Airtouch, most notably Vice President of Operations for Europe, Vice President, Asia and President of Airtouch Paging. The company was merged with Vodafone in 1999. He has also served as chairman of the board and audit committee chairman of privately held companies and has helped sell and merge several public and privately held companies. Mr. Cuccio started his career with over 27 years at Pacific Tel in Operations, Engineering, Customer Service and Sales & Marketing, ending his tenure there as VP/General Manager.

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

Kenneth Hoffman, Director

Mr. Hoffman joined the Company in August 2010 as an advisor. Ken Hoffman is Vice President of Regulatory Affairs for Florida Power & Light Company (“FPL”), the rate-regulated subsidiary of NextEra Energy, Inc. (NYSE: NEE), one of the nation’s leading electricity-related services companies. He is responsible for providing assistance in the management and oversight of FPL’s regulatory activities before state regulators and the state legislature on energy matters. Mr. Hoffman joined FPL in 2008 after a successful career in private law practice specializing in the representation of public utilities and telecommunications companies before the Florida Public Service Commission, the Florida Legislature and the Florida courts. He has over 25 years of experience representing various types of telecommunications carriers including wireless before regulatory and legislative bodies. His expertise in regulatory proceedings in Florida will be helpful as we grow and face potential regulatory actions. Prior to joining FPL, he was a shareholder at Rutledge Ecenia Purnell & Hoffman, PA, in Tallahassee, Florida for 14 years.

Mr. Hoffman was selected to serve on our Board based on his extensive experience in the utility industry, a key industry segment to utilize our products and services.

Richard L. Mooers, Director

Richard Mooers has been involved in telecommunications activities for over 20 years and has significant expertise in accounting, risk management, and controls. For the past 11 years he has served in a variety of positions with our company since its founding in August 2002. Mr. Mooers served as our Executive Chairman of the Board from inception until July 19, 2013 and continues to serve as a director of the Company, a position he has held from inception. He also serves as Chairman, Chief Executive Officer and Director of MBTH, a company he co-founded with Roger Branton and George Schmitt in 2010. Mr. Mooers graduated summa cum laude from the University of Maine, with a Bachelor of Science degree in business administration in 1985. He remains one of the major investors in the Company.

Mr. Mooers was selected to serve on our Board based on his extensive experience with technology and telecommunications companies, including as a founder, executive and investor.

Raymond M. Sidney, Director

Dr. Sidney has established several real estate investment ventures and been involved with a number of companies, including Covia Labs, Hemedex, Edison2 and Commuter Cars as an investor, board member or advisor. He also serves on the Vision Circle of the X PRIZE Foundation. Prior to this, Dr. Sidney was the second software engineer hired at Google, Inc. Dr. Sidney previously worked as a security expert and software engineer at RSA Labs and D.E. Shaw & Co., among other companies. He provided the implementation expertise for RC6, RSA’s candidate cipher for NIST’s quest for AES, a successor to the Data Encryption Standard. Dr. Sidney attended Caltech and Harvard, and he received a bachelor’s degree in mathematics from Harvard in 1991. He then entered the graduate program in mathematics at MIT, where he specialized in cryptography and received a PhD in 1995. His higher mathematics knowledge will be helpful to our development team. Dr. Sidney’s business experience includes running and investing in startups through his venture capital company, Big George Ventures. In addition, he is active in many educational and environmental undertakings in the Lake Tahoe area.

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

Our Board currently consists of seven (7) members: Richard L. Mooers, John C. Coleman, Gary Cuccio, Kenneth Hoffman, George F. Schmitt, Raymond M. Sidney and General James T. Conway. All of our directors will serve until our next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Board Committees

Our Board has an Audit Committee, a Compensation Committee and a Governance and Nominations Committee. Each committee has a charter, which is available on our website at www.xgtechnology.com. Information contained on our website is not incorporated herein by reference. Each of the board committees has the composition and responsibilities described below. As of April 27, 2017, the members of these committees are:

Audit Committee	Compensation Committee	Governance and Nominations Committee
Gary Cuccio*	Gary Cuccio	Gary Cuccio
Kenneth Hoffman	Kenneth Hoffman	Kenneth Hoffman*
General James T. Conway	Raymond Sidney	Raymond Sidney
	General James T. Conway*	General James T. Conway

* Denotes Chairman of Committee.

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Gary Cuccio, Kenneth Hoffman and General James T. Conway. Each of these committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Marketplace Rules of the Nasdaq Stock Market. Our Board has determined that Gary Cuccio shall serve as the “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Gary Cuccio currently serves as Chairman of the Audit Committee of mBlox, Inc. and Openet Telecom Ltd. In the past he also served on the Audit Committee of Objective Systems Integration, Inc. and Affinity Internet, Inc. Gary Cuccio serves as Chairman of our Audit Committee.

The Audit Committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of the Audit Committee include:

•	Selecting and recommending to our Board the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

•	Approving the fees to be paid to the independent registered public accounting firm;

•	Helping to ensure the independence of our independent registered public accounting firm;

•	Overseeing the integrity of our financial statements;

•	Preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

•	Reviewing major changes to our auditing and accounting principles and practices as suggested by our Company’s independent registered public accounting firm, internal auditors (if any) or management;

•	Reviewing and approving all related party transactions; and

•	Overseeing our compliance with legal and regulatory requirements.

Compensation Committee

The members of our Compensation Committee are Gary Cuccio, Kenneth Hoffman, Raymond Sidney and General James T. Conway. Each such member is “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. General James T. Conway serves as Chairman of our Compensation Committee.

The Compensation Committee’s compensation-related responsibilities include:

•	Assisting our Board in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans;

•	Reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

•	Reviewing, approving and recommending to our Board on an annual basis the evaluation process and compensation structure for our other executive officers;

•	Providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

•	Reviewing our incentive compensation and other stock-based plans and recommending changes in such plans to our Board as needed, and exercising all the authority of our Board with respect to the administration of such plans;

•	Reviewing and recommending to our Board the compensation of independent directors, including incentive and equity-based compensation; and

•	Selecting, retaining and terminating such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

Governance and Nominations Committee

The members of our Governance and Nominations Committee are Gary Cuccio, Kenneth Hoffman, Raymond Sidney and General James T. Conway. Each such member is “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market. The purpose of the Governance and Nominations Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Kenneth Hoffman serves as chairman of our Governance and Nominations Committee.

The Governance and Nominations Committee’s responsibilities include:

•	Selecting director nominees. The Governance and Nominations Committee recommends to the Board nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board. The Governance and Nominations Committee will consider candidates proposed by stockholders and will apply the same criteria and follow substantially the same process in considering such candidates as it does when considering other candidates. The Governance and Nominations Committee may adopt, in its discretion, separate procedures regarding director candidates proposed by our stockholders. Director recommendations by stockholders must be in writing, include a resume of the candidate’s business and personal background and include a signed consent that the candidate would be willing to be considered as a nominee to the Board and, if elected, would serve. Such recommendation must be sent to the Company’s Secretary at the Company’s executive offices. When it seeks nominees for directors, our Governance and Nominations Committee takes into account a variety of factors including (a) ensuring that the Board, as a whole, is diverse and consists of individuals with varied and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert”, as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially. The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to the ability of the Board to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the Governance and Nominations Committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the committee’s criteria for membership on the Board whom the committee believes continue to make important contributions to the Board and who consent to continue their service on the Board. The Board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes and experiences, taken as a whole, will contribute to the high standards of board service. The Governance and Nominations Committee may adopt, and periodically review and revise as it deems appropriate, procedures regarding director candidates proposed by stockholders;

•	Reviewing requisite skills and criteria for new Board members and Board composition. The Governance and Nominations Committee reviews with the entire Board, on an annual basis, the requisite skills and criteria for Board candidates and the composition of the Board as a whole;

•	Hiring of search firms to identify director nominees. The Governance and Nominations Committee has the authority to retain search firms to assist in identifying Board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;

•	Selection of committee members. The Governance and Nominations Committee recommends to the Board on an annual basis the directors to be appointed to each committee of the Board;

•	Evaluation of the Board. The Governance and Nominations Committee will oversee an annual self-evaluation of the Board and its committees to determine whether it and its committees are functioning effectively;

•	Development of corporate governance guidelines. The Governance and Nominations Committee will develop and recommend to the Board a set of corporate governance guidelines applicable to the Company.

The Governance and Nominations Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Governance and Nominations Committee is authorized to retain independent legal and other advisors and conduct or authorize investigations into any matter within the scope of its duties.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

•	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Leadership Structure of the Board

The Board does not currently have a policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or, if the roles are separate, whether the Chairman of the Board should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time. Our current Chairman of the Board, Mr. George F. Schmitt, also serves as our Chief Executive Officer.

Risk Oversight

The Board oversees risk management directly and through its committees associated with their respective subject matter areas. Generally, the Board oversees risks that may affect the business of the Company as a whole, including operational matters. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and also discusses with management the Company’s financial statements, internal controls and other accounting and related matters. The Compensation Committee oversees certain risks related to compensation programs and the Governance and Nominations Committee oversees certain corporate governance risks. As part of their roles in overseeing risk management, these committees periodically report to the Board regarding briefings provided by management and advisors as well as the committees’ own analysis and conclusions regarding certain risks faced by the Company. Management is responsible for implementing the risk management strategy and developing policies, controls, processes and procedures to identify and manage risks.

Code of Ethics

The Board has adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable rules of the Nasdaq Stock Market. We require all employees, directors and officers, including our principal executive officer and principal financial officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to accurate reporting. The Code of Conduct is available on our website at www.xgtechnology.com. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. Information contained on our website is not a part of, and is not incorporated into, this report, and the inclusion of our website address in this report is an inactive textual reference only.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Company’s common stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this report any failure to file reports by such dates during fiscal year 2016. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2016, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or ten percent (10%) stockholders other than as listed in the table below:

Name	Number of Late Reports	Description
Roger Branton	3	3 transactions were not reported on a timely basis (upon the acquisition of shares).
James Woodyatt	7	7 transactions were not reported on a timely basis (4 upon the acquisition of shares 3 upon the disposition of shares).
Gary Cuccio	2	2 transactions were not reported on a timely basis (upon the acquisition of shares).
George Schmitt	3	3 transactions were not reported on a timely basis (upon the acquisition of shares).
Kenneth Hoffman	2	2 transactions were not reported on a timely basis (upon the acquisition of shares).
Richard Mooers	6	6 transactions were not reported on a timely basis (upon the acquisition of shares).
Raymond Sidney	2	2 transactions were not reported on a timely basis (upon the acquisition of shares).
Belinda Marino	5	5 transactions were not reported on a timely basis (3 upon the acquisition of shares and 2 upon the disposition of shares).
John Coleman	13	13 transactions were not reported on a timely basis (11upon the acquisition of shares and 2 upon the disposition of shares).

Item 11.	Executive Compensation

Summary Compensation Table for Fiscal Years 2016 and 2015:

The following table summarizes information regarding the compensation awarded to, earned by or paid to, our Executive Chairman of the Board, Chief Executive Officer, Chief Financial Officer and our two other most highly compensated executive officers during fiscal year 2016 and 2015. We refer to these individuals, namely, George F. Schmitt, Roger G. Branton, John C. Coleman and James Woodyatt, as our named executive officers (“Named Executive Officers”) in this report.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
George F. Schmitt, Executive Chairman (3)	2016	300,000	0	0	12,924	—	—	0	312,924
	2015	187,500	0	0	26,636	—	—	694	214,830

John C. Coleman, President, Federal	2016	250,000	0	0	12,924	—	—	36,675	299,599
	2015	250,000	0	0	26,636	—	—	36,672	313,308

Roger G. Branton, Chief Financial Officer	2016	240,000	0	0	12,924	—	—	12,270	265,194
	2015	240,000	0	0	26,636	—	—	11,154	277,790

James Woodyatt, President(4)	2016	169,454	0	0	12,924	—	—	9,044	191,422
	2015	210,000	0	0	26,636	—	—	10,817	247,453

(1)	Amounts relate to grants of stock options made under the 2013 Stock Incentive Plan. With respect to each stock option grant, the amounts disclosed generally reflect the grant date fair value computed in accordance with FASB ASC Topic 718 “Stock Compensation”.

(2)	Includes employer-paid insurance and, for Mr. Coleman, a housing allowance.

(3)	Mr. Schmitt became Executive Chairman of the Board on July 19, 2013. On February 17, 2015, the Board appointed Mr. Schmitt to the role of Chief Executive Officer.

(4)	Mr. Woodyatt resigned as President of the Company as of September 30, 2016.

Employment Agreements

Following our acquisition of VCS on February 2, 2017, the Company assumed all of the rights and obligations of James Walton’s Service Agreement with Vislink International Limited, dated October 19, 2015 (the “Walton Employment Agreement”). The Walton Employment Agreement provides for an indefinite term unless terminated by Mr. Walton or the Company. Pursuant to the terms of the Walton Employment Agreement, the Company will pay Mr. Walton an annual base salary, which currently is £160,000, subject to annual review. Mr. Walton is eligible for a targeted cash bonus based upon various performance standards. Mr. Walton is also entitled to reimbursement for certain work-related expenses incurred by him, as well as certain insurance benefits.

The Walton Employment Agreement may be terminated either by him or by the Company upon the delivery of six months’ prior written notice. The Company may terminate Mr. Walton’s employment for cause or without cause with prior written notice, or upon the payment of certain compensation by the Company to Mr. Walton in lieu of prior written notice.

Outstanding Equity Awards at 2016 Fiscal Year End

As of December 31, 2016, there were no outstanding stock options held by our Named Executive Officers. In addition, on February 16, 2017, the Board approved the cancellation of all outstanding stock options of the Company as the stock options were all out of the money.

Director Compensation

The Company compensates our non-employee directors on a negotiated basis including expenses for their service. Each of these directors received compensation in the amount of $15,000 annually payable quarterly or the same value in shares of the Company, based on the director’s determination. In addition, they received awards of 12 options in September 2012 with a strike price of $18,900 and 9 options in November 2013 with a strike price of $1,956. Each award has a vesting schedule of one-third vesting each year on the anniversary date over three (3) years. On June 1, 2015, the directors each received awards of 13 options with a strike price of $300. This award has a vesting schedule of 50% vesting each year on the anniversary date over two (2) years. No options were issued in 2016. The table below summarizes the compensation earned by our independent directors for the fiscal year ended December 31, 2016.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Gary Cuccio	0	15,000	1,707	0	0	0	16,707
Kenneth Hoffman	0	15,000	1,707	0	0	0	16,707
Raymond Sidney	0	15,000	1,707	0	0	0	16,707
General James T. Conway	15,000	0	1,707	0	0	0	16,707

(1)	Amounts relate to grants of stock options made under the 2013 Stock Incentive Plan. With respect to each stock option grant, the amounts disclosed generally reflect the grant date fair value computed in accordance with FASB ASC Topic 718 “Stock Compensation”.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 27, 2017, information regarding beneficial ownership of our capital stock by:

•	Each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	Each of our Named Executive Officers;

•	Each of our directors; and

•	All of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within sixty (60) days of April 27, 2017. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Common stock subject to stock options currently exercisable or exercisable within sixty (60) days of April 27, 2017 are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o xG Technology, Inc., 240 S. Pineapple Avenue, Suite 701, Sarasota, Florida 34236.

Name and Address of Beneficial Owner:	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock(1)
5% Stockholders:
None
Named Executive Officers and Directors:
George F. Schmitt(2)	222,890	1.96%
Roger G. Branton(3)	25,606	*
John C. Coleman(4)	17,813	*
John Payne IV	—	—
Belinda Marino(5)	7	*
Gary Cuccio(6)	7,872	*
Richard L. Mooers(7)	62,128	*
Ken Hoffman(8)	7,868	*
Raymond M. Sidney(9)	7,868	*
General James T. Conway	—	—
James Walton	—	—
All Executive Officers and Directors as a Group (11 Persons):	328,778	2.92%

*	Less than 1%

(1)	Based on 11,357,806 shares of common stock issued and outstanding as of April 27, 2017. Shares of common stock subject to options or warrants currently exercisable or exercisable within sixty (60) days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Includes 211,974 shares of common stock and 2,288 shares of common stock underlying options and warrants that are presently exercisable and held directly by Mr. Schmitt, and 8,628 shares of common stock and 1,768 shares of common stock underlying options and warrants that are presently exercisable and beneficially owned through MB Technology Holdings, LLC (“MBTH”). Mr. Schmitt has a direct 36.84% ownership interest in MBTH. In addition, Mr. Schmitt, through his employment agreement as Chief Executive Officer of MBTH, has been granted an option to purchase MBTH shares sufficient to give him five percent (5%) of the equity ownership of MBTH shares, based on MBTH’s total capitalization as of the date of execution of his employment agreement with MBTH and fully diluted to incorporate all shares issued and amounts paid in the exercise of such options.

(3)	Includes 15,087 shares of common stock and 123 shares of common stock underlying options and warrants that are presently exercisable, beneficially owned through Branton Partners, LLC, of which various family entities, including Mr. Branton’s spouse, children and trusts for the benefit of Mr. Branton’s children, beneficially own 100%, 12 shares of common stock beneficially owned through Mooers Branton and Company (“MBC”), of which Mr. Branton is a 20% owner, and 8,628 shares of common stock and 1,768 shares of common stock underlying options and warrants that are presently exercisable, beneficially owned through MBTH. Mr. Branton beneficially holds 20% of the issued share capital of MB Merchant Group, LLC (“MBMG”), which has a 45.85% ownership interest in MBTH.

(4)	Includes 17,808 shares of common stock and 5 shares of common stock underlying options and warrants that are presently exercisable. Includes 10 shares of common stock owned by Mr. Coleman’s wife.

(5)	Includes 7 shares of common stock.

(6)	Includes 7,872 shares of common stock.

(7)	Includes 51,666 shares of common stock. Mr. Mooers’ family entities and trusts for the benefit of his and his wife’s children hold 80% of the share capital of MBMG and MBC. MBTH owns 8,628 shares of common stock and 1,768 shares of common stock underlying options that are presently exercisable. MBMG owns 45.85% of MBTH. MBC directly owns 12 shares of common stock.

(8)	Includes 7,868 shares of common stock.

(9)	Includes 7,868 shares of common stock.

Equity Compensation Plan Information as of December 31, 2016

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (5)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	1,140,978	(5)
Equity compensation plans approved by security holders (2)	—	—	1,739,710	(5)
Equity compensation plans approved by security holders (3)	—	—	921,475	(5)
Equity compensation plans approved by security holders (4)	—	—	2,643,695
	—	$—	6,445,858	(5)

(1)	Represents the shares authorized for issuance under the 2013 Option Plan, which was approved by the Company’s stockholders. The maximum aggregate number of shares of common stock that may be issued under the 2013 Option Plan, including stock options, stock awards, and stock appreciation rights is limited to 15% of the shares of common stock outstanding on the first trading day of any fiscal year, or 1,140,978 shares of common stock for fiscal year 2017.

(2)	Represents the shares authorized for issuance under the 2016 Employee Stock Purchase Plan, which was approved by the Company’s stockholders. The maximum aggregate number of shares of common stock that may be issued under the 2016 Employee Stock Purchase Plan is limited to $2,244,226 shares of common stock, which based on the closing price of our common stock on December 31, 2016, as listed on the Nasdaq Capital Market, was equal to 1,739,710 shares of common stock.

(3)	Represents the shares authorized for issuance under the 2015 Incentive Compensation Plan, which was approved by the Company’s stockholders. The maximum aggregate number of shares of common stock that may be issued under the 2015 Incentive Compensation Plan, including stock options and stock awards is limited to $1,188,703 of shares of common stock, which based on the closing price of our common stock on December 31, 2016, as listed on the Nasdaq Capital Market, was equal to 921,475 shares of common stock.

(4)	Represents the shares authorized for issuance under the 2016 Incentive Compensation Plan, which was approved by the Company’s stockholders. The maximum aggregate number of shares of common stock that may be issued under the 2016 Incentive Compensation Plan, including stock options and stock awards is limited to $3,410,366 of shares of common stock, which based on the closing price of our common stock on December 31, 2016, as listed on the Nasdaq Capital Market, was equal to 2,643,695 shares of common stock.

(5)	As of December 31, 2016. On February 16, 2017, the Board approved the cancellation of all outstanding stock options of the Company as the stock options were all out of the money.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Our Audit Committee considers and approves or disapproves any related person transaction as required by Nasdaq Stock Market regulations.

MB Technology Holdings, LLC

Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Chief Executive Officer and Executive Chairman of the Board, are directors of MBTH, and Richard Mooers, a director of the Company, is the Chief Executive Officer and a director of MBTH.

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $300,000 and $300,000, respectively, for the years ended December 31, 2016 and 2015.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company, arranges a merger, consolidation or sale by the Company of substantially all of the assets. On February 24, 2015, MBTH invoiced the Company for $700,000 in fees associated with equity financings that had occurred through April 16, 2014 at a rate of 3% per financing less certain discounts. The Company incurred approximately $436,000 and $90,000 for fees associated with financings during the years ended December 31, 2016 and 2015, respectively. In addition, during the year ended December 31, 2016, the Board approved an additional $115,000 fee to be paid to MBTH as consideration for additional efforts provided by MBTH in connection with the Company’s financing and acquisition efforts.

On November 29, 2016, the Company and MBTH entered into an acquisition services agreement (the “M&A Services Agreement”) pursuant to which the Company engaged MBTH to provide services in connection with merger and acquisition searches, negotiating and structuring deal terms and other related services. The M&A Services Agreement incorporates by reference the terms of the Management Agreement, as well as the Company’s agreement with MBTH on January 12, 2013 to pay MBTH a 3% success fee (the “3% Success Fee”) on any financing arranged for the Company, merger or consolidation of the Company or sale by the Company of substantially all of its assets. The M&A Services Agreement has the following additional terms:

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

(3) The Company and MBTH agreed to waive, on a case by case basis, the 3% Success Fee whenever any future Acquisition Fee is more than $1 million.

(4) In the event the Company engages an independent, external advisor to value an acquisition and the valuation is higher than the price negotiated by MBTH on behalf of the Company, then MBTH will receive an additional fee of 5% of such gain.

(5) MBTH has the option to convert up to 50% of its fees into shares of common stock, so long as the receivable remains outstanding. The conversion price will be the lower of 110% of the price of the common stock on the day of closing of a transaction or the price of equity securities offered in connection with any acquisition financing. If MBTH converts at least 25% of its fees, then the Company agrees to register all shares of common stock held by MBTH.

(6) If MBTH’s services assist the Company in achieving forward sales of at least $50 million via acquisitions, then the Company agrees to offer MBTH a three (3) year option to acquire up to 25% of the shares of common stock outstanding after such issuance. The price per share of common stock will be 125% of the price of the common stock on the day the option is exercised

On February 16, 2017, the Board amended the terms of the Block Purchase Option in the M&A Services Agreement to allow MBTH the option to acquire 25% of the fully diluted outstanding shares of common stock and warrants of the Company at a price of $2.10 per share and for a five-year term.

The M&A Services Agreement is effective as of November 1, 2016 and will automatically renew annually, unless earlier terminated by the Company or MBTH upon thirty (30) days’ written notice.

On March 3, 2016, our Board approved the issuance of up to $300,000 in shares of common stock to MBTH as compensation for financial services in connection with our acquisition of Integrated Microwave Technologies LLC (“IMT”). Such shares of common stock were to be issued to MBTH in an initial tranche in the amount of $150,000 on March 15, 2016 and a second tranche to MBTH of up to $150,000 in shares of common stock if IMT achieved certain performance goals by December 31, 2016. On August 10, 2016, the disinterested members of our Board, believing it to be in the best interest of the Company, resolved to pay the award in cash instead of shares of common stock. The Company accrued $150,000 in the due to related party balance owed to MBTH and paid these cash fees during 2016.

During the year ended December 31, 2016, the Company accrued an additional $90,000 for rent expense and $115,000 for additional management fees in the due to related party balance owed to MBTH.

During the year ended December 31, 2016, the Company issued 49,712 shares of common stock to MBTH in settlement of amounts due of $364,000. In addition, during the year ended December 31, 2016, the Company repaid $655,000 in amounts due to MBTH in cash. The balance outstanding to MBTH as of December 31, 2016 is $96,000 and has been included in due to related parties on our consolidated balance sheet for the year ended December 31, 2016. On February 24, 2015, the Company issued 3,326 shares of common stock to MBTH in consideration of settling $1,756,098 in amounts due to related parties at a price of $528 per share.

George Schmitt — Due to Related Party

George Schmitt, our Chairman of the Board and Chief Executive Officer currently makes an annual salary of $300,000 and receives all of his compensation in shares of common stock. In 2016, Mr. Schmitt received 46,637 shares of common stock with a fair market value of $296,000. In 2015, Mr. Schmitt received 1,346 shares of common stock with a fair market value of $135,000.

On February 23, 2015, the Company issued 845,000 shares of Series B Preferred Stock, 45 shares of common stock, and warrants to purchase an aggregate 353 shares of common stock exercisable for five (5) years at a price of $2,400 per share in full settlement and extinguishment of $845,000 due to family members of George Schmitt.

From January 1, 2015 through December 31, 2015, the Company received a total of $1,900,000 in loans from Mr. Schmitt. On August 19, 2015, the Company repaid $500,000 of the outstanding due to related party balance owed to Mr. Schmitt.

In October 2015, Mr. Schmitt agreed to convert $500,000 of existing loans due from the Company into 7,441 shares of common stock with a grant date fair value of approximately $500,000.

On July 25, 2016, the Company repaid the outstanding principal totaling $300,000 and $70,484 in interest to Mr. Schmitt. As of December 31, 2016, the Company has repaid in full the advances Mr. Schmitt made to the Company in 2015. For the year ended December 31, 2016, the Company accrued interest expense of $14,000.

In October 2016, the Board agreed to give Mr. Schmitt 27,977 shares of common stock for being the guarantor of the $2.5 million debt related to the IMT acquisition and the Company recorded the fair market value of the shares at $103,000 in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016. These shares of common stock were issued in January 2017. At the same meeting, the Board also agreed to give Mr. Schmitt 20,833 warrants at an exercise price of $8.40 and the Company recorded the grant date fair value of the warrants at $77,000.

Deferred Revenue

On March 31, 2015, we shipped additional equipment purchased by Larry Townes, a former director of xG Technology at the time of purchase order, and we received a partial payment for the equipment that had been previously delivered in those transactions as the purchasers indicated that the equipment met certain technical specifications associated with their networks. Despite the technical specifications being met, the customer opted to return a portion of the equipment to the Company during the year ended December 31, 2015 resulting in the Company reversing accounts receivable of $336,000, with a corresponding reversal to deferred revenue.

Any transactions subsequent to Larry Townes resigning will not be considered related party transactions.

Itellum, LLC

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

Director Independence

As we are listed on the Nasdaq Capital Market, our determination of independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market. Our Board affirmatively determined that Gary Cuccio, Kenneth Hoffman, General James T. Conway, and Raymond Sidney are “independent” directors, as that term is defined in the Marketplace Rules of the Nasdaq Stock Market.

Item 14.	Principal Accounting Fees and Services

Principal Accounting Fees

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, Marcum LLP (“Marcum”), for the fiscal years ended December 31, 2016 and 2015.

	For the Year Ended December 31,
	2016	2015
Audit fees (1)	$482,408	$278,340
Audit-related fees	—	—
Tax fees	—	—
All other fees (2)	92,000	__—
Total fees	$574,408	$278,340

(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Marcum for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, or services that are normally provided by Marcum in connection with the Company’s statutory and regulatory filings or engagements for those fiscal years.

(2)	Other fees were for professional services rendered related to the audit of IMT.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Audit Committee to pre-approve interim services by the independent auditors other than the annual audit. The Chairman of the Audit Committee must report all such pre-approvals to the entire Audit Committee at the next Audit Committee meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheets of the Company as of December 31, 2016 and 2015, the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of Marcum LLP, independent registered public accounting firm, are filed herewith.

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

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (2)
3.1 (i)(b) 3.1(i)(c)	Amendment to Certificate of Incorporation filed July 10, 2015 (13) Amended and Restated Certificate of Designation of Series B Convertible Stock (16)
3.1(i)(d)	Certificate of Designation of Series C Convertible Stock (12)
3.1(i)(e)	Certificate of Designation of Series D Convertible Stock (17)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (12)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (23)
3.1(i)(h)	Amended to Certificate of Incorporation filed June 10, 2016 (20)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)

4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering. (10)
4.6	Form of Warrant issued in February 11, 2015 Offering. (11)
4.7	Form of Warrant issued in February 24, 2015 Offering. (12)
4.8	Form of 8% Convertible Note (13)
4.9	Form of Series A Warrant for the August 2015 Offering (14)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (14)
4.11	Form of Series C Warrant for the August 2015 Offering (14)
4.12	Form of Series D Warrant for the August 2015 Offering (14)
4.13	Form of 5% Convertible Note (15)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(18)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (18)
4.16	Form of Warrant (19)
10.1	2013 Long Term Incentive Plan (7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	2004 Option Plan (7)
10.4	2005 Option Plan (7)
10.5	2006 Option Plan (7)
10.6	2007 Option Plan (7)
10.7	2009 Option Plan (7)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.9	Sunrise Office Lease (7)
10.10	Care21 Agreement (7)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (9)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (10)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (11)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (12)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (13)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (13)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (15)
10.21	Form of Securities Purchase Agreement (15)
10.22	$1,500,000 Initial Payment Note from the Company to IMT (15)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (19)
10.24	2015 Employee Stock Purchase Plan (21)
10.25	2015 Incentive Compensation Plan (21)
10.26	2016 Employee Stock Purchase Plan (22)
10.27	2016 Incentive Compensation Plan (22)
14.1	Code of Ethics(8)
23.1*	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*Previously filed on the Original Report.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(21)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(22)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(23)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

xG TECHNOLOGY, INC.

Date: April 28, 2017	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer and
Principal Executive Officer)

Date: April 28, 2017	By:	/s/ Roger G. Branton
Roger G. Branton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Schmitt	Chief Executive Officer and Chairman of the Board	April 28, 2017
George Schmitt	(Principal Executive Officer)

/s/ Roger G. Branton	Chief Financial Officer	April 28, 2017
Roger G. Branton	(Principal Financial and Accounting Officer)

/s/ John C. Coleman	Director	April 28, 2017
John C. Coleman

/s/ Richard L. Mooers	Director	April 28, 2017
Richard L. Mooers

/s/ Gary Cuccio	Director	April 28, 2017
Gary Cuccio

/s/ Raymond M. Sidney	Director	April 28, 2017
Raymond M. Sidney

/s/ Kenneth Hoffman	Director	April 28, 2017
Kenneth Hoffman

/s/ James T. Conway	Director	April 28, 2017
James T. Conway

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (2)
3.1 (i)(b) 3.1(i)(c)	Amendment to Certificate of Incorporation filed July 10, 2015 (13) Amended and Restated Certificate of Designation of Series B Convertible Stock (16)
3.1(i)(d)	Certificate of Designation of Series C Convertible Stock (12)
3.1(i)(e)	Certificate of Designation of Series D Convertible Stock (17)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (12)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (23)
3.1(i)(h)	Amended to Certificate of Incorporation filed June 10, 2016 (20)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering. (10)
4.6	Form of Warrant issued in February 11, 2015 Offering. (11)
4.7	Form of Warrant issued in February 24, 2015 Offering. (12)
4.8	Form of 8% Convertible Note (13)
4.9	Form of Series A Warrant for the August 2015 Offering (14)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (14)
4.11	Form of Series C Warrant for the August 2015 Offering (14)
4.12	Form of Series D Warrant for the August 2015 Offering (14)
4.13	Form of 5% Convertible Note (15)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(18)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (18)
4.16	Form of Warrant (19)
10.1	2013 Long Term Incentive Plan (7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	2004 Option Plan (7)
10.4	2005 Option Plan (7)
10.5	2006 Option Plan (7)
10.6	2007 Option Plan (7)
10.7	2009 Option Plan (7)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.9	Sunrise Office Lease (7)
10.10	Care21 Agreement (7)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (9)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (10)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (11)

10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (12)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (13)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (13)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (15)
10.21	Form of Securities Purchase Agreement (15)
10.22	$1,500,000 Initial Payment Note from the Company to IMT (15)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (19)
10.24	2015 Employee Stock Purchase Plan (21)
10.25	2015 Incentive Compensation Plan (21)
10.26	2016 Employee Stock Purchase Plan (22)
10.27	2016 Incentive Compensation Plan (22)
14.1	Code of Ethics(8)
23.1*	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*Previously filed on the Original Report.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(21)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(22)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(23)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.