Form 10-Q
period 2017-03-31
xG TECHNOLOGY, INC.
filed 2017-05-15
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock outstanding as of May 15, 2017 is 11,427,830.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2017

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets
Cash	$4,718	$9,054
Accounts receivable, net	11,741	1,369
Inventories, net	16,652	2,722
Prepaid expenses and other current assets	1,417	111
Total current assets	34,528	13,256
Property and equipment, net	2,128	771
Intangible assets, net	11,112	5,872
Total assets	$47,768	$19,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,698	$1,606
Accrued expenses	6,073	1,813
Accrued interest	87	269
Due to related parties	801	96
Deferred revenue and customer deposits	145	186
Obligation under capital leases	54	58
Derivative liabilities	1,400	1,183
Total current liabilities	18,258	5,211
Long-term obligation under capital leases, net of current portion	39	49
Convertible note payable	2,000	2,000
Total liabilities	20,297	7,260
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, – $0.00001 par value, 100,000,000 shares authorized, 11,118,324 and 7,606,518 shares issued and 11,118,322 and 7,606,516 outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	228,517	221,960
Accumulated other comprehensive loss	(17)	—
Treasury stock, at cost – 2 shares at March 31, 2017 and December 31, 2016, respectively	(22)	(22)
Accumulated deficit	(201,007)	(209,299)
Total stockholders’ equity	27,471	12,639
Total liabilities and stockholders' equity	$47,768	$19,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue	$9,335	$929
Cost of revenue and operating expenses
Cost of components and personnel	5,571	426
Inventory valuation adjustments	99	70
General and administrative expenses	6,548	2,038
Research and development expenses	1,874	1,660
Amortization and depreciation	989	1,352
Total cost of revenue and operating expenses	(15,081)	(5,546)
Loss from operations	(5,746)	(4,617)
Other income (expense)
Changes in fair value of derivative liabilities	(217)	514
Preliminary gain on bargain purchase	11,839	512
Gain on debt extinguishment	2,900	—
Interest expense	(484)	(472)
Total other income	14,038	554
Net income (loss)	$8,292	$(4,063)
Dividends and deemed dividends	—	(370)
Net income (loss) attributable to common shareholders	$8,292	$(4,433)

Basic earnings (loss) per share	$0.87	$(21.42)

Diluted earnings (loss) per share	$0.84	(21.42)

Weighted average number of shares outstanding:
Basic	9,585	207

Diluted	9,925	207

Comprehensive loss:
Net income (loss)	$8,292	$(4,063)
Unrealized loss on currency translation adjustment	(17)	—

Comprehensive income (loss)	$8,275	$(4,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities
Net income (loss)	$8,292	$(4,063)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on bargain purchase	(11,839)	(512)
Gain on debt extinguishment	(2,900)	—
Stock-based compensation	165	102
Payment made in stock (payroll and consultants)	669	195
Provision for bad debt	—	18
Inventory valuation adjustments	99	56
Depreciation and amortization	989	1,352
Change in fair value of derivative liabilities	217	(514)
Guaranteed interest and debt issuance costs	434	—

Changes in assets and liabilities
Accounts receivable	(3,243)	89
Inventory	732	174
Prepaid expenses and other current assets	(97)	(47)
Accounts payable	2,430	(126)
Deferred rent	—	(26)
Accrued expenses and interest expense	3,209	179
Deferred revenue and customer deposits	(41)	145
Due to related parties	765	142
Net cash used in operating activities	(119)	(2,836)
Cash flows provided by (used in) investing activities
Cash acquired with the acquisition of IMT	—	477
Cash disbursed for property and equipment	(316)	(10)
Cash used in Vislink acquisition	(6,500)	—
Net cash (used in) provided by investing activities	(6,816)	467
Cash flows provided by financing activities
Principal repayments made on of capital lease obligations	(14)	(12)
Proceeds from multiple issuances of convertible preferred stock, common stock and warrants	3,500	3,557
Costs incurred in connection with multiple financings	(459)	(604)
Proceeds received from issuance of convertible notes payable	—	500
Principal repayments of Vislink notes	(2,000)	—
Principal repayments of convertible notes payable	—	(1,031)
Proceeds from the exercise of warrants	1,589	75
Net cash provided by financing activities	2,616	2,485
Effect of exchange rate changes on cash	(17)	—
Net (decrease) increase in cash	(4,336)	116
Cash, beginning of period	9,054	368
Cash, end of period	$4,718	$484

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
Cash paid for interest	$—	$472
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of investing and financing activities
Common stock issued in connection with:
Conversion of convertible notes payable	$—	$250
Conversion of Series B Convertible Preferred Stock	—	1,571
Conversion of Series D Convertible Preferred Stock	648	—
Services previously accrued	295	—
Settlement of amounts due to related parties	60	—
Settlement of notes payable to sellers of Vislink with assumption of liabilities and debt extinguishment	7,500	—
Total debt issuance costs and guaranteed interest incurred from leak-out agreement	434	—
Stock issued as payment of interest on convertible notes	90	—
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	—	63
Dividends and deemed dividend on Series B Preferred Stock conversion	—	370

Purchase Consideration
	Vislink	IMT
Amount of consideration:	$16,000	$3,000

Assets acquired and liabilities assumed at preliminary fair value
Cash	—	477
Accounts receivable	7,129	676
Inventories	14,761	2,649
Property and equipment	1,301	133
Prepaid expenses	1,209	55
Accounts payable	(2,079)	(423)
Deferred rent	—	(167)
Accrued expenses	(451)	(378)
Net tangible assets acquired	$21,870	$3,022

Identifiable intangible assets
Intangible assets	$5,969	$—
Trade names and technology	—	320
Customer relationships	—	170
Total Identifiable Intangible Assets	$5,969	$490

Total net assets acquired	$27,839	$3,512
Consideration paid	16,000	3,000
Preliminary gain on bargain purchase	$11,839	$512

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The overarching strategy of xG Technology, Inc. (“xG”, or the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC (“IMT”), Vislink Communication Systems (“Vislink”, or “VCS”), and xMax. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. In addition to these brands, xG has a dedicated Federal Sector Group focused on providing next-generation spectrum sharing solutions to national defense, scientific research and other federal organizations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as amended. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016, the results of its cash flows for the three months ended March 31, 2017 and 2016. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2017 may not be indicative of results for the year ended December 31, 2017.

Principles of Consolidation

The condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) include the accounts of xG and its wholly-owned subsidiaries, IMT; and Vislink, since the date the acquisition of IMT and Vislink were completed. All intercompany transactions and balances have been eliminated in the consolidation.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision-making group is the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as one operating segment. All long-lived assets of the Company reside in the U.S. and U.K.

Stock Options

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis. The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on historical data, peer company data and judgment regarding future trends and factors.

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts and the valuation of the assets and liabilities acquired in the acquisitions of IMT and Vislink.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of 8,182,497 common stock warrants issuable upon their exercise and 3,555,500 common stock options. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period and the excess number of options over the number of shares assumed to be repurchased is included in the total dilutive shares outstanding. There were 3,555,500 “in-the-money” stock options outstanding during the three-month period ended March 31, 2017 resulting in the inclusion of an additional 339,957 shares of common stock in the dilutive weighted average shares outstanding. The common stock warrants were excluded as they were out of the money and had an antidilutive effect. There were no such participating securities outstanding during the three-month periods ended March 31, 2016.

Basic weighted average shares outstanding were 9,585,000 and 207,000 for the three months ended March 31, 2017 and 2016, respectively. Diluted weighted average shares outstanding were 9,925,000 and 207,000 for the three months ended March 31, 2017 and 2016, respectively. Anti-dilutive warrants excluded from the computations were 8,182,497 for the three months ended March 31, 2017.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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

Foreign Currency and Other Comprehensive Income (Loss)

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange loss of approximately $80,000 for three months ended March 31, 2017. The foreign currency exchange gains and losses are included as a component general and administrative expenses, in the accompanying Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss. For the three months ended March 31, 2017 the increase in accumulated comprehensive loss was approximately $17,000.

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an OANDA, a Canadian-based foreign exchange company providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, forex information and website. Translation of amount from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

•	As of March 31, 2017 – British Pounds $1.24866 to US $1.00, and

•	For the three months ended March 31, 2017 – British Pounds $1.23697 to US $1.00

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

Recently Issued Accounting Principles

The Company has considered additional new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 2 — GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern, which contemplates continuity of operations, realization of assets, and the settling of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2017 of $201 million and a loss from operations of approximately $5.7 million for the three months ended March 31, 2017. As of March 31, 2017, the Company has been funding its business principally through debt and equity financings and advances from related parties. The Company expects cash flows from operating activities to be positively affected as a result of the acquisition of Vislink in February 2017, although no assurance can be provided of this (See Note 3).

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment of services. If the Company is unable to raise additional capital and/or close on some of its revenue producing opportunities in the near term, the carrying value its assets may be materially impacted. The condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 — ACQUISITION OF VISLINK

Acquisition of Vislink International Limited

On February 2, 2017, the Company completed the acquisition of certain assets and liabilities related to the hardware segment of Vislink International Limited, an England and Wales registered limited company (the ‘‘UK Seller’’), and Vislink Inc., a Delaware corporation (the ‘‘US Seller’’, and together with the UK Seller, the ‘‘Sellers’’), pursuant to a Business Purchase Agreement, dated December 16, 2016, as amended on January 16, 2017, by and among the Company, the Sellers and Vislink PLC, an England and Wales registered limited company, as guarantor. The purchase price paid for the transaction was an aggregate of $16 million consisting of (i) $6.5 million in cash consideration and (ii) promissory notes in the aggregate principal amount of $9.5 million (the ‘‘Notes’’). In connection with the Notes, the Company entered into a Security Agreement, dated February 2, 2017, with each of the Sellers (the ‘‘Security Agreements’’). The Notes were originally due to mature on March 20, 2017 (the ‘‘Maturity Date’’). Interest on the Notes shall be payable in cash on the Maturity Date at a rate per annum equal to LIBOR plus 1.9%. Pursuant to the Security Agreements, as collateral security for the Company’s obligations under the Notes, the Company granted the Sellers a security interest in certain assets purchased from the Sellers in connection with the transaction.

The preliminary fair value of the purchase consideration issued to the sellers of Vislink was allocated to the net tangible assets acquired. The Company accounted for the Vislink acquisition as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of xG. The fair value of the net assets acquired was approximately $27.8 million. The excess of the aggregate fair value of the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of Vislink’s business. and is preliminary. Once the Company completes its analysis to finalize the purchase price allocation, which includes the obtaining of a valuation report from a third-party appraiser it is reasonably possible that, there could be significant changes to the preliminary values below.

Purchase Consideration

Amount of consideration:	$16,000,000

Assets acquired and liabilities assumed at preliminary fair value
Accounts receivable	$7,129,000
Inventories	14,761,000
Property and equipment	1,301,000
Prepaid expenses	1,209,000
Accounts payable	(2,079,000)
Accrued expenses	(451,000)
Net tangible assets acquired	$21,870,000

Identifiable intangible assets
Intangible assets	$5,969,000
Total Identifiable Intangible Assets	$5,969,000

Total net assets acquired	$27,839,000
Consideration paid	16,000,000
Preliminary gain on bargain purchase	$11,839,000

The following presents the unaudited pro-forma combined results of operations of xG with Vislink and IMT as if the entities were combined on January 1, 2016.

	For the Three Months Ended March 31,
	2017	2016

Revenues, net	$10,576	$13,929
Net (loss) allocable to common shareholders	$(7,525)	$(6,143)
Net (loss) per share	$(0.79)	$(29.68)
Weighted average number of shares outstanding	9,585	207

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2016 or to project potential operating results as of any future date or for any future periods.

Since the closing of the transaction, the Company assumed $4.6 million of additional Vislink liabilities, thus reducing the principal amount due to $4.9 million. On March 17, 2017, the Company came to an agreement with the Seller where by the Company paid $2 million in cash and the Seller extinguished the remaining $2.9 million principal owed.

The estimated useful life remaining on the property and equipment acquired is 1 to 10 years and on the intangible assets is 3 years.

NOTE 4 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on its maturity date, October 6, 2018 and is convertible, at Treco’s option, into shares of the Company’s common stock at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares of the Company’s common stock, at the Company’s option. The accrued interest at March 31, 2017 was $87,000. On January 10, 2017, the Company issued 24,397 shares of common stock as the semi-annual payment of interest of $90,000. Interest expense was $45,000 for the three months ending March 31, 2017 and 2016.

NOTE 5 — DEBT ASSIGNMENT

On January 13, 2017, the Asset Purchase Modification Agreement dated April 16, 2016 (the “Modification Agreement”), with a total obligation $1,038,000 was assigned to New Holders of the debt and in full settlement of that agreement the previous note holder was paid in full. Simultaneously, the New Holders executed a new agreement on the same terms and conditions available to the previous note holder plus $312,000 in issuance costs and $122,000 in guaranteed interest at 9% for a total obligation of $1,472,000. We recorded the $1,472,000 as a current liability on the condensed consolidated balance sheet, recognized the guaranteed interest of $122,000 in the condensed consolidated statement of operations, recorded the $312,000 as a contra liability account and amortized $312,000 as interest expense for the three months ended March 31, 2017.

In determining the appropriate accounting for the foregoing debt exchange, the Company considered many elements of the transaction, including whether or not the exchange resulted in a debt modification or extinguishment; the resulting accounting for transaction costs; the derecognition of the extinguished debt and finally, the appropriate recording of the newly issued debt instrument. The Company referred to the guidance in the Financial Standard Accounting Board’s Accounting Standards Codification (“ASC”) 470-50-40-10 which indicates that from the debtor's perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument. It is also noted in the literature that transactions between or among creditors do not result in a modification or exchange of the original debt instrument between the debtor and creditor. Accordingly, those transactions do not affect the accounting by the debtor, the carrying amount of the new note is not adjusted and the effects of the changes are to be reflected in future periods.

Series D Convertible Preferred Stock Leak-Out Agreement

On February 2, 2017, the New Holders agreed that any sales of common stock underlying the Series D Convertible Preferred Stock (the “Series D Preferred Stock”) would not, in the aggregate, exceed 2.75% of that day’s dollar volume of our common stock traded, provided that the New Holders shall be entitled to sell no less than an aggregate of $27,500 each trading day.

During the three months ending March 31, 2017, the Company issued 5,000,000 shares of Series D Preferred stock to the New Holders, which were simultaneously converted into 416,667 shares of common stock valued at approximately $648,000. The value of the common stock issued was based on the fair value of the stock upon execution of the new holders selling their respective shares. The balance due to the New Holders as of March 31, 2017 was $824,000 and is included in accrued expenses on the condensed consolidated balance sheet. Interest expense for the three months ending March 31, 2017 and 2016 was $434,000 and $0, respectively.

For further information on Series D Convertible Preferred Stock see Note 7.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Leases

The Company's office rental, deployment sites and warehouse facility expenses equaled in aggregate approximately $203,000 and $160,000 for the three months ended March 31, 2017 and 2016, respectively. The leases in connection with these facilities will expire on different dates from 2017 through 2023. Total obligation under minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Amount
Balance 2017	$503,000
2018	456,000
2019	336,000
2020	188,000
Thereafter	266,000
$1,749,000

In connection with the acquisition of IMT, the Company assumed the lease obligations relating to IMT’s warehouse and office space in Mt. Olive, NJ. Payments under the Mt. Olive, NJ lease are $35,000 for the year ending December 31, 2017 as the lease expired in February of 2017. In January 2017, IMT signed a new lease for warehouse and office space in Hackettstown, NJ which runs through April 29, 2020. Future payments under such lease will amount to $260,000 of which $50,000 will be for the year ending December 31, 2017.

In connection with the acquisition of Vislink, the Company assumed the lease obligations relating to Vislink office space in Colchester, U.K. which runs through March 2020. Future payments under such lease will amount to approximately $257,000 of which $110,000 will be for the year ending December 31, 2017.

The Company signed a new lease for office space in Hemel, U.K. in May 2017 which runs through April 2023. Future payments under such lease will amount to approximately $685,000 of which $76,000 will be for the year ending December 31, 2017.

Legal

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the three months ended March 31, 2017 the Company did not have any material legal actions pending.

NOTE 7 — PREFERRED STOCK

Series D Convertible Preferred Stock

From January 1, 2017 to March 31, 2017, the Company issued 5,000,000 shares of Series D Convertible Preferred Stock, of which 5,000,000 shares have been converted into 416,667 shares of common stock. Through the sale of such shares, our obligations remaining under the Modification Agreement were approximately $824,000. Under the Modification Agreement, the same terms and conditions are available to the previous note holder plus $312,000 in issuance costs and $122,000 in guaranteed interest at 9%.

Stated Value

The stated value of the Series D Preferred Stock is $1.00 per share.

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

Liquidation Preference of Preferred Stock

Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, before the payment of any amount to the holder of shares of junior stock, but pari passu with any parity stock, the holders of Series D Preferred Stock are entitled to receive the amount equal to the greater of (i) the stated value of the Series D Preferred Stock or (ii) the amount the holder of Series D Preferred Stock would receive if such holder converted the Series D Preferred Stock into common stock immediately prior to the date of the liquidation event, including accrued and unpaid dividends.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

February 2017 Financing

On February 14, 2017, the Company completed a public underwritten offering of 1,750,000 shares of its common stock and five year warrants to purchase up to an aggregate of 1,312,500 shares of its common stock at an exercise price of $2.00 per share. The Company received $3,500,000 in gross proceeds from the offering, before deducting the associated underwriting discount and estimated offering expenses payable by the Company. Aegis Capital Corp. acted as sole book-running manager for the offering.

Conversions of Warrants

From January 1, 2017 to March 31, 2017, 794,400 of the December warrants issued in connection with the December 2016 Financing, have been exercised into 794,400 shares of common stock. The Company received $1,589,000 in gross proceeds from the exercise.

Other Common Stock Issuances

During the three months ended March 31, 2017, the Company issued:

•	386,272 shares of its common stock for employees, directors, consultants and other professionals for a total value of $669,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.
•	416,667 shares of its common stock valued at $648,000 upon conversion of 5,000,000 shares of Series D Preferred stock. The value of the common stock issued was based on the fair value of the stock at the time of issuance.
•	104,218 shares of its common stock for amounts previously deferred at a total value of $295,000.
•	24,397 shares of its common stock in satisfaction of interest accrued on the $2 Million Convertible Note. The value of the common stock issued was based upon the stated interest rate of the convertible promissory note.
•	35,852 shares of its common stock in satisfaction of related party obligations. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

Warrants and Options

During the three months ended March 31, 2017 and 2016, the Company recorded approximately $165,000 and $100,000, respectively as stock compensation expense from the amortization of stock options issued in prior periods. On February 16, 2017, the Board of Directors approved a motion to cancel all outstanding stock options as the options were all out of the money in all previous stock option plans, thereby cancelling the 1,844 options that were outstanding on December 31, 2016.

On March 16, 2017, the Board of Directors passed a motion to grant options to certain directors, employees and advisors of the Company and we issued 3,550,500 ten (10) years options with an exercise price of $1.55 per share on March 24, 2017. The fair value of the options granted on March 24, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.90%, dividend yield of -0-%, volatility factor of 286.51% and the expected life of options of 6.00 years. As of March 31, 2017, the weighted average remaining contractual life was 9.99 years for options outstanding and -0- years for options exercisable. The intrinsic value of options exercisable at March 31, 2017 and March 31, 2016 was $0.07 and $0, respectively. As of March 31, 2017, the remaining expense is approximately $5.1 million over the remaining amortization period which is 2.99 years. The Company estimates forfeiture and volatility using historical information.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise giving consideration to the contractual terms.  The Company has not paid dividends on common shares and no assumption of dividend payment is made in the model. The options vest at one third on March 24, 2018, one third on March 24, 2019 and one third on March 24, 2020.

A summary of the warrant and option activity is as follows:

Warrants

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2017	7,611,904	$5.98
Granted	1,365,000	2.02
Exercised	(794,400)	2.00
Forfeited or Expired	(7)	42,000.00
Outstanding, March 31, 2017	8,182,497	$5.67
Exercisable, March 31, 2017	8,032,497	$5.73

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Options

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2017	1,844	$1,544.37
Granted	3,555,500	1.55
Exercised	—	—
Forfeited or Expired	(1,844)	1,544.37
Outstanding, March 31, 2017	3,555,500	$1.55
Exercisable, March 31, 2017	—	$—

NOTE 9 — DERIVATIVE LIABILITIES

Each of the warrants issued in connection with our August 2015, May 2016 and July 2016 underwritten offerings and the February 2016 Series B Preferred Stock Offering have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on the date of issuance and March 31, 2017:

Number of shares underlying the warrants on March 31, 2017	977,751
Fair market value of stock	$1.62
Exercise price	$2.00 to 2,400.00
Volatility	169% to 184%
Risk-free interest rate	1.27% to 1.93%
Expected dividend yield	—
Warrant life (years)	1.6 to 4.3

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

The Company’s derivative liabilities are carried at fair value and are classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. In order to calculate fair value, the Company uses a binomial model style simulation, as the value of certain features of the warrant derivative liabilities would not be captured by the standard Black-Scholes model.

NOTE 9 — DERIVATIVE LIABILITIES (continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended
	March 31,
	2017	2016
Beginning balance	$1,183,000	$1,284,000
Recognition of warrant liability on issuance date	—	231,000
Reclassification to stockholders’ equity upon exercise	—	(63,000)
Change in fair value of derivative liabilities	217,000	(514,000)
Ending balance	$1,400,000	$938,000

NOTE 10 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. For the three months ended March 31, 2017 and 2016, the Company incurred fees related to the Management Agreement of $75,000. In addition, during the quarter ended March 31, 2017, the Company’s Board of Directors approved an additional $27,000 fee to be paid to MBTH as consideration for additional efforts provided by MBTH in connection with the Company’s financing and acquisition efforts. The Company recorded these fees in general and administrative expenses on the accompanying condensed consolidated statement of operations. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Chief Executive Officer and Executive Chairman, are directors of MBTH, and Richard Mooers, a director of the Company, is the Chief Executive Officer and a director of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company, arranges a merger, consolidation or sale by the Company of substantially all of the assets. The Company accrued an additional approximate $257,000 for equity financings between August 1, 2015 and March 31, 2016.

The balance outstanding to MBTH at March 31, 2017 and December 31, 2016 was $801,000 and $96,000, respectively and has been included in due to related parties on the Condensed Consolidated Balance Sheet.

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

NOTE 10 — RELATED PARTY TRANSACTIONS (continued)

On February 16, 2017, the Board of Directors amended the terms of the Block Purchase Option in the M&A Services Agreement to allow MBTH the option to acquire 25% of the fully diluted outstanding shares and warrants of xG Technology at a price of $2.10 per share and for a five-year term.

The M&A Services Agreement is effective as of November 1, 2016, and will automatically renew annually, unless earlier terminated by the Company or MBTH upon thirty (30) days’ written notice.

The Company accrued an additional $1,480,000 in acquisition fees from January 1, 2017 to March 31, 2017, in connection with the acquisition of Vislink as per the M&A Services Agreement. The $1,480,000 represents 8% of the acquisition price. The Company recorded these fees in general and administrative expenses on the accompanying Statement of Operations and included in due to related parties on the Condensed Consolidated Balance Sheet.

The Company recorded $265,000 as the FMV of the warrant paid to MBTH in connection with the closing of the Vislink acquisition as per the M&A Services Agreement. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations.

From January 1, 2017 to March 31, 2017, the Company issued 35,852 shares of common stock to MBTH in settlement of amounts due of $60,000.

NOTE 11 — CONCENTRATIONS

During the three months ended March 31, 2017, the Company did not record revenue from individual sales or services rendered in excess of 10% of the Company’s total consolidated sales.

During the three months ended March 31, 2016, the Company recorded revenue from individual sales or services rendered of $125,000 (13%), $99,000 (11%) and $97,000 (10%), all of which are in excess of 10% from three customers of the Company’s total sales.

At March 31, 2017, the Company did not have accounts receivable of over 10% from any one customer.

At March 31, 2016, approximately 63% of net accounts receivable was due from four customers, respectively, as follows: $273,000 (23%), $231,000 (19%) due from unrelated parties and $125,000 (10%), and $138,000 (11%) due from a related party.

During the three months ended March 31, 2017, the Company did not incur inventory purchases over 10% from any one vendor.

During the three months ended March 31, 2016, approximately 16% of the Company’s inventory purchases were derived from one vendor.

NOTE 12 – GEOGRAPHICAL INFORMATION

The Company has one operating segment and the decision-making group is the senior executive management team.

Three Months Ended
March 31, 2017
Revenue:
America’s	$2,522,000
Rest of World	6,813,000
Total Revenue	$9,335,000

NOTE 13 — SUBSEQUENT EVENTS

Debt Assignment

From April 1, 2017 to May 15, 2017, the Company paid $500,000 to the New Holders which were assigned our remaining obligations to IMT under the Asset Purchase Modification Agreement, dated April 12, 2016, between us and IMT. The current balance owed as of May 15, 2017 is approximately $324,000.

Other Common Stock Issuances

From April 1, 2017 to May 15, 2017, the Company issued a total of 296,082 shares of common stock having a fair value to employees, directors, consultants and general counsel in lieu of paying approximately $447,000 worth of services.

 From April 1, 2017 to May 15, 2017, the Company issued a total of 13,424 shares of common stock to MBTH is settlement of amounts due of $20,000.

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

Plan of Operations

We are executing on our sales and marketing strategy, through both direct sales to end-customers and indirect sales to channel network partners, we have entered into a number of equipment purchase, reseller and teaming agreements as a result. These customer engagements span our target markets in rural telecommunications and defense.

Results of Operations

Comparison for the three months ended March 31, 2017 and 2016

Revenues

Revenues for the three months ended March 31, 2017, were $9,335,000 compared to $929,000 for the three months ended March 31, 2016, representing an increase of $8.4 million or 904%. The increase can be attributed to the acquisition of Vislink during the first quarter of 2017.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three months ended March 31, 2017, were $5,571,000 compared to $426,000 for the three months ended March 31, 2016, representing an increase of $5.1 million or 1,197%. The increase can be attributed to the acquisition of Vislink during the first quarter of 2017.

We do anticipate a significant increase in revenue and the related costs in fiscal 2017 due to the acquisition of Vislink.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three months ended March 31, 2017, the Company incurred aggregate expense of $6.5 million, compared to $2.0 million for the three months ended March 31, 2016, representing an increase of $4.5 million or 225%. The increase is due the inclusion of $2.5 million of general and administrative expenses as a result of the Vislink acquisition on February 2, 2017. The company also incurred a one-time fee of $1.5 million to MBTH in acquisition fees related to the acquisition of Vislink. Other increases during the quarter were $0.3 million as the FMV of the warrant paid to MBTH related to the closing of the acquisition of Vislink; $0.1 million in Delaware franchise taxes and $0.1 million due to in stock based compensation associated with the expensing of stock options.

We expect general and administrative costs to increase going forward due to the acquisition of Vislink and IMT’s operations being included for a full year.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. For the three months ended March 31, 2017, the Company incurred aggregate expense of $1.9 million, compared to $1.7 million for the three months ended March 31, 2016, representing an increase of $0.2 million or 12%. The increase is due to the inclusion of $0.6 million of research and development expenses as a result of the acquisition of Vislink on February 2, 2017. The increase was partially offset by decreases of $0.2 million with regard to payroll and $0.2 million in insurance, due to a reduction in legacy personnel.

We expect research and development costs to increase going forward due to the acquisition of Vislink and IMT’s operations being included for a full year.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or reserved for slow moving or excess inventory. Inventory valuation adjustments increased $0.03 million from $0.07 million in the three months ended March 31, 2016 to $0.1 million in the three months ended March 31, 2017.

Amortization and Depreciation

Amortization and depreciation expenses decreased $0.4 million, or 29%, from $1.4 million in the three months ended March 31, 2016 to $1.0 million in the three months ended March 31, 2017. The decrease is due to less amortization of intangible assets as the Company took further impairment charges in the fourth quarter of 2016 leaving a smaller balance to amortize than for the comparative period in 2016.

Other

The changes in fair value of derivative liabilities for the three months ended March 31, 2017 were ($0.2) million compared to $0.5 million for the three months ended March 31, 2016. This is due to the changes in our stock price subsequent to these warrant issuances resulting in an unrealized loss in the fair value of the derivative liabilities.

The gain on bargain purchase was $11.8 million for the three months ended March 31, 2017 compared to $0.5 million for the three months ended March 31, 2016. The gain on bargain purchase of $11.8 million is due to the Company acquisition of Vislink on February 2, 2017 compared to the gain on bargain purchase of $0.5 million which was due to the Company acquiring IMT on January 29, 2016. The excess of the aggregate fair value of the net tangible assets and identified intangible assets over the consideration paid has been treated as a gain on bargain purchase in accordance with ASC 805. The Company is in the process of utilizing the services of an independent appraisal company to assist it in assessing the fair value of the assets and liabilities acquired in the acquisition of Vislink.

The gain on debt extinguishment was $2.9 million for the three months ended March 31, 2017. This was a result of the Company coming to an agreement with the Seller of Vislink, where by the Company paid $2 million in cash and the Seller extinguished the remaining $2.9 million principal amount owed.

Interest expense for the three months ended March 31, 2017 was $0.5 million, compared to $0.5 million for the three months ended March 31, 2016.

Net Income (Loss)

For the three months ended March 31, 2017, the Company had a net income of $8.3 million, as compared to a net loss of $4.1 million for the three months ended March 31, 2016, or an increase of $12.4 million. The increase in net gain is due mainly to the gain on bargain purchase associated with the acquisition of Vislink that closed on February 2, 2017.

Liquidity and Capital Resources

As of March 31, 2017, the Company has working capital of approximately $16.3 million including $4.7 million of cash and cash equivalents. We have incurred net gain of $8.7 million for the three months ended March 31, 2017.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Three Month Period Ended

(In Thousands)

	March 31, 2017	March 31, 2016
Cash flows used in Operations	$(119)	$(2,836)
Investing Activities	$(6,816)	$467
Financing Activities	$2,616	$2,485
Cash at end of period	$4,718	$484

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017, totaled $0.1 million as compared to $2.8 million for the three months ended March 31, 2016. The $0.1 million used in the three months ended March 31, 2017, approximately $11.8 million was related to the gain on bargain purchase, $2.9 million related to the extinguishment of debt, $3.2 million was related to the increase in accounts receivable, $2.4 million was related to the increase in accounts payable, $3.2 million was related to the increase in accrued expenses and interest expense and the remaining balance consisted principally of the net loss from operations. Of the $2.8 million used in the three months ended March 31, 2016, approximately $0.2 million was related to the increase of our inventory, $0.1 million was related to the increase in our payables and the remaining balance consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $6.8 million as compared to $0.5 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company paid $6.5 million in cash consideration in connection with the acquisition of Vislink. During the three months ended March 31, 2016, cash proceeds from the acquisition of IMT was $0.5 million.

Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2017 was $2.6 million as compared to cash provided by financing activities of $2.5 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, there were net proceeds from the issuance of common stock in February totaling $3.0 million and $1.6 million from the exercise of warrants; and the Company repaid $2.0 million of the Vislink Notes. During the three months ended March 31, 2016, there were net proceeds from the issuance of Series B Preferred Stock in February totaling $3.0 million and $0.5 million from short-term convertible notes.

Nasdaq Compliance

On January 9, 2017, the Company received a letter from the staff of The Nasdaq Stock Market LLC (‘‘Nasdaq’’) stating that the Nasdaq staff determined that the Company regained compliance with the Nasdaq Capital Market minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2).

Financing Events

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

In our Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting as a result of the lack of corporate accounting personnel necessary to maintain adequate segregation of duties, insufficient resources to hire additional accounting personnel with the requisite knowledge of U.S. GAAP, and not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. As of March 31, 2017, we concluded that certain of these weaknesses continued to exist.

During 2016 and in 2017, the Company has made progress to eliminate the material weakness as it relates to segregation of duties through the recent hiring of an SEC reporting consultant to support the VP of Finance and the acquisition of accounting personnel in the IMT acquisition in January 2016 and Vislink in February 2017 who are able to assist in supporting the Company’s accounting department. With the addition of these added resources,  the Company believes it has eliminated the material weakness as it relates to its segregation of duties. The Company is continuing to further remediate its remaining material weaknesses as its resources permit it to.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of March 31, 2017, we do not have any material litigation matters pending.

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

xG TECHNOLOGY, INC.

Date: May 15, 2017	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

