Form 10-Q
period 2017-06-30
xG TECHNOLOGY, INC.
filed 2017-08-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock outstanding as of August 14, 2017 is 12,235,865.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2017

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	2
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016	3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016	4
Notes to Unaudited Condensed Consolidated Financial Statements	6

xG TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets
Cash	$4,656	$9,054
Accounts receivable, net	10,393	1,369
Inventories, net	18,669	2,722
Prepaid expenses and other current assets	1,879	111
Total current assets	35,597	13,256
Property and equipment, net	4,172	771
Intangible assets, net	8,236	5,872
Total assets	$48,005	$19,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,366	$1,606
Accrued expenses	4,183	1,813
Accrued interest	132	269
Due to related parties	1,633	96
Deferred revenue and customer deposits	189	186
Obligation under capital leases	43	58
Derivative liabilities	1,373	1,183
Total current liabilities	17,919	5,211
Long-term obligation under capital leases, net of current portion	36	49
Convertible note payable	2,000	2,000
Total liabilities	19,955	7,260
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, – $0.00001 par value, 100,000,000 shares authorized, 11,621,229 and 7,606,518 shares issued and 11,621,227 and 7,606,516 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	229,772	221,960
Accumulated other comprehensive gain	348	—
Treasury stock, at cost – 2 shares at June 30, 2017 and December 31, 2016, respectively	(22)	(22)
Accumulated deficit	(202,048)	(209,299)
Total stockholders’ equity	28,050	12,639
Total liabilities and stockholders' equity	$48,005	$19,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$14,218	$1,655	$23,553	$2,584
Cost of revenue and operating expenses
Cost of components and personnel	9,695	814	15,266	1,240
Inventory valuation adjustments	(23)	42	76	110
General and administrative expenses	6,441	2,377	12,989	4,413
Research and development expenses	2,511	1,542	4,385	3,202
Amortization and depreciation	1,143	1,512	2,132	2,867
Total cost of revenue and operating expenses	19,767	6,287	34,848	11,832
Loss from operations	(5,549)	(4,632)	(11,295)	(9,248)
Other income (expense)
Changes in fair value of derivative liabilities	27	(1,773)	(190)	(1,260)
Offering expenses	—	(158)	—	(158)
Gain on bargain purchase	3,691	2,237	15,530	2,749
Gain on debt and payables extinguishments	1,090	—	3,990	—
Other expense	(253)	(58)	(253)	(57)
Interest expense, net	(47)	(198)	(531)	(671)
Total other income	4,508	50	18,546	603
Net income (loss)	$(1,041)	$(4,582)	$7,251	$(8,645)
Dividends and deemed dividends	—	(1,438)	—	(1,808)
Net income (loss) attributable to common shareholders	$(1,041)	$(6,020)	$7,251	$(10,453)

Basic earnings (loss) per share	$(0.09)	$(9.80)	$0.69	$(25.43)

Diluted earnings (loss) per share	$(0.09)	$(9.80)	$0.69	$(25.43)

Weighted average number of shares outstanding:

Basic	11,405	614	10,500	411

Diluted	11,405	614	10,500	411

Comprehensive loss:
Net income (loss)	$(1,041)	$(4,582)	$7,251	$(8,645)
Unrealized gain on currency translation adjustment	365	—	348	—

Comprehensive income (loss)	$(676)	$(4,582)	$7,599	$(8,645)

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2017	2016
Cash flows provided by (used in) operating activities
Net income (loss)	$7,251	$(8,645)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on bargain purchase	(15,530)	(2,749)
Gain on debt and payables extinguishment	(3,990)	—
Stock-based compensation	603	180
Payment made in stock (payroll and consultants)	1,426	1,020
Provision for bad debt	—	97
Inventory valuation adjustments	76	110
Depreciation and amortization	2,132	2,867
Change in fair value of derivative liabilities	190	1,260
Guaranteed interest and debt issuance costs	434	—
Amortization of debt discount	—	50
Offering expenses	—	158

Changes in assets and liabilities
Accounts receivable	(1,895)	72
Inventory	2,181	480
Prepaid expenses and other current assets	(559)	(67)
Accounts payable	3,187	329
Deferred rent	—	(64)
Accrued expenses and interest expense	3,205	196
Deferred revenue and customer deposits	3	33
Due to related parties	1,657	312
Net cash provided by (used in) operating activities	371	(4,361)
Cash flows used in investing activities
Cash acquired with the acquisition of IMT	—	(23)
Cash disbursed for property and equipment	(395)	(12)
Cash used in Vislink acquisition	(6,500)	—
Net cash used in investing activities	(6,895)	(35)
Cash flows provided by financing activities
Principal repayments made on of capital lease obligations	(28)	(25)
Proceeds from multiple issuances of convertible preferred stock, common stock and warrants	3,500	4,537
Costs incurred in connection with multiple financings	(459)	(791)
Proceeds received from issuance of convertible notes payable	—	1,000
Principal repayments of Vislink notes	(2,000)	—
Principal repayments of convertible notes payable	—	(1,031)
Principal repayments of notes payable	(824)	—
Proceeds from the exercise of warrants	1,589	492
Net cash provided by financing activities	1,778	4,182
Effect of exchange rate changes on cash	348	—
Net decrease in cash	(4,398)	(214)
Cash, beginning of period	9,054	368
Cash, end of period	$4,656	$154

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(IN THOUSANDS)

	Six Months Ended June 30,
	2017	2016
Cash paid for interest	$242	$472
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of non-cash investing and financing activities
Common stock issued in connection with:
Conversion of convertible notes payable	$—	$465
Conversion of Series B Convertible Preferred Stock	—	2,722
Conversion of Series D Convertible Preferred Stock	648	250
Settlement of services previously accrued	295	—
Settlement of amounts due to related parties	120	244
Settlement of notes payable to sellers of Vislink with assumption of liabilities and debt extinguishment	7,500	—
Issuance of Series D Convertible Preferred Stock	—	500
Stock issued as payment of interest on convertible note	90	—
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	—	376
Dividends and deemed dividend on Series B Convertible Preferred Stock conversion	—	1,808

Purchase Consideration
	Vislink	IMT
Amount of consideration:	$16,000	$3,000

Assets acquired and liabilities assumed at preliminary fair value
Cash	—	477
Accounts receivable	7,129	676
Inventories	18,234	3,329
Property and equipment	3,868	1,470
Prepaid expenses	1,209	55
Accounts payable	(2,079)	(423)
Deferred rent	—	(167)
Accrued expenses	(451)	(378)
Net tangible assets acquired	$27,910	$5,039

Identifiable intangible assets
Trade names and technology	$1,100	$350
Customer relationships	2,520	360
Total Identifiable Intangible Assets	$3,620	$710

Total net assets acquired	$31,530	$5,749
Consideration paid	16,000	3,000
Preliminary gain on bargain purchase	$15,530	$2,749

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as amended. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016, the results of its cash flows for the six months ended June 30, 2017 and 2016. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2017 may not be indicative of results for the year ended December 31, 2017.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) include the accounts of xG and its wholly-owned subsidiaries, IMT and Vislink, since the date the acquisition of IMT and Vislink were completed. All intercompany transactions and balances have been eliminated in the consolidation.

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

Stock Options

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and non-employee directors, including employee stock options. Compensation expense based on the grant date fair value is generally amortized over the requisite service period of the award on a straight-line basis. The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on historical data, judgment regarding future trends and factors.

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts and the valuation of the assets and liabilities acquired in the acquisitions of IMT and Vislink.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. For the three and six month period ended June 30, 2017, potential common share equivalents consist of 8,182,497 common stock warrants issuable upon their exercise and 3,555,500 common stock options. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period and the excess number of options over the number of shares assumed to be repurchased is included in the total dilutive shares outstanding. There were 3,555,500 “in-the-money” stock options outstanding during the three and six-month period ended June 30, 2017 but were not exercisable and such shares were excluded for the three and six months ended June 30, 2017 since they had an anti-dilutive effect. The common stock warrants were excluded as they were out of the money and had an anti-dilutive effect. There were no such participating securities outstanding during the six-month period ended June 30, 2016.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including accounts receivable, accounts payable, and accrued expenses, the Company estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

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

Foreign Currency and Other Comprehensive Income (Loss)

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollars) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in the Company’s results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized a net foreign exchange loss of approximately $158,000 and $238,000, respectively, for the three and six months ended June 30, 2017. The foreign currency exchange gains and losses are included as a component of general and administrative expenses, in the accompanying Unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2017 the increase in accumulated comprehensive gain was approximately $365,000 and $348,000, respectfully.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on OANDA, a Canadian-based foreign exchange company providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, forex information and website. Translation of amounts from British Pounds into U.S. Dollars was made at the following exchange rates for the respective periods:

•	As of June 30, 2017 – British Pounds $1.30017 to US $1.00, and

•	For the six months ended June 30, 2017 – British Pounds $1.24675 to US $1.00

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

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. Management is currently assessing the applicability of ASU 2017-11 and has not determined the impact of the adoption, if any, as of June 30, 2017.

On May 10, 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

Both ASU 2014-09 and ASU 2017-05 will be effective for public entities for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted in periods ending after December 15, 2016. ASU 2014-09 and ASU 2017-05 allow for either full or modified retrospective ("cumulative effect") adoption. Both standards must be adopted concurrently. We are currently evaluating the potential impact of adopting both ASU 2014-09 and ASU 2017-05 and the impact this guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing GAAP revenue recognition guidance as well as impact the existing GAAP guidance governing the sale of non-financial assets. The standard’s core principle is that a company will recognize revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for fulfilling those performance obligations. In doing so, companies will need to exercise more judgment and make more estimates than under existing GAAP guidance.

ASU 2014-09 also created guidance governing the sale of non-financial assets with customers and non-customers with the only difference in the treatment of these transactions being presentation in the statement of operations (revenue and expense is reported when the sale is to a customer and net gain or loss is reported when the sale is to a non-customer). Based on the nature of our business, we believe that our property sales represent transactions with non-customers.

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The Company’s condensed consolidated financial statements were previously prepared as a going concern, which contemplated continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. With the acquisition of Vislink, substantial doubt has been remediated by increased revenues and a reduction of expenses which contributed to positive cash flow from operations for the period ended June 30, 2017.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2017 of $202 million and a loss from operations of approximately $11.3 million for the six months ended June 30, 2017. The Company historically had been funding its business principally through debt and equity financings and advances from related parties. Cash flows from operating activities for the six months ended June 30, 2017 were positively affected as a result of the acquisition of Vislink in February 2017 (See Note 3), along with management’s continual cost containment.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If the Company is unable to close on some of its revenue producing opportunities in the near term, the carrying value its assets may be materially impacted. The condensed consolidated financial statements do not include any adjustments related to the recovery and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 — ACQUISITION OF VISLINK

Acquisition of Vislink International Limited

On February 2, 2017, the Company completed the acquisition of certain assets and liabilities related to the hardware segment of Vislink International Limited, an England and Wales registered limited company (the ‘‘UK Seller’’), and Vislink Inc., a Delaware corporation (the ‘‘US Seller’’, and together with the UK Seller, the ‘‘Sellers’’), pursuant to a Business Purchase Agreement, dated December 16, 2016, as amended on January 16, 2017, by and among the Company, the Sellers and Vislink PLC, an England and Wales registered limited company, as guarantor. The purchase price paid for the transaction was an aggregate of $16 million consisting of (i) $6.5 million in cash consideration and (ii) promissory notes in the aggregate principal amount of $9.5 million (the ‘‘Notes’’). In connection with the Notes, the Company entered into a Security Agreement, dated February 2, 2017, with each of the Sellers (the ‘‘Security Agreements’’). The Notes were originally due to mature on March 20, 2017 (the ‘‘Maturity Date’’). Interest on the Notes was payable in cash on the Maturity Date at a rate per annum equal to LIBOR plus 1.9%. Pursuant to the Security Agreements, as collateral security for the Company’s obligations under the Notes, the Company granted the Sellers a security interest in certain assets purchased from the Sellers in connection with the transaction.

The fair value of the purchase consideration issued to the sellers of Vislink was allocated to the net tangible assets acquired. The Company accounted for the Vislink acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $31.5 million. The excess of the aggregate fair value of the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of Vislink’s business and the results of a third party appraisal commissioned by management. The third party appraisal commissioned by management was finalized during the second quarter which resulted in the modification of the fair values estimated of certain assets acquired as compared to the preliminary amounts previously reported.

The Company utilized the services of an independent appraisal company to assist it in assessing the fair value of the assets and liabilities acquired. This assessment included an evaluation of the fair value of inventory, fixed assets and the fair value of the intangible assets acquired based upon the expected cash flows from the assets acquired. Additionally, the Company incorporated the carrying value of the remaining working capital as Vislink’s management represented that the carrying value of these assets and liabilities served as a reasonable proxy for fair value. The valuation process included discussion with management regarding the history and business operations of Vislink, a study of the economic and industry conditions in which Vislink competes and an analysis of the historical and projected financial statements and other records and documents.

NOTE 3 — ACQUISITION OF VISLINK (continued)

When it became apparent there was a potential for a bargain purchase gain, management reviewed the assets and liabilities acquired and the assumptions utilized in estimating their fair values. Further revisions to the estimates were not deemed necessary and after identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain was appropriate and required under GAAP.

The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it were reasonable for a bargain purchase to occur. Factors that contributed to the bargain purchase price were:

•	The transaction was completed with a motivated seller who had a public strategy to concentrate on growing their software business as opposed to their technology and hardware businesses. As a strategic decision, the seller intended to sell off the assets of the hardware business.

•	The announcement of Brexit led to a decline in the pound, which led to pressure by Vislink’s creditors to raise funds. The owners of Vislink were motivated to complete a transaction in order to use the proceeds to reduce the line of credit they owed to the bank.

•	The industry in 2015 and 2016 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The seller believed these trends would continue. According to IBISWorld, industry revenue is expected to fall at an annualized rate of 0.6% over the next five years reflecting further deterioration in the industry. As a result, the seller decided to sell the business.

•	Prior to Brexit, Vislink was under contract to be sold for a much higher price. The Company took advantage of the economic and industry downturn to negotiate a favorable price which was less than the value of the assets acquired for a total purchase consideration of $16 million.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

Purchase Consideration

Amount of consideration:	$16,000,000

Tangible assets acquired and liabilities assumed at fair value
Accounts receivable	$7,129,000
Inventories	18,234,000
Property and equipment	3,868,000
Prepaid expenses	1,209,000
Accounts payable	(2,079,000)
Accrued expenses	(451,000)
Net tangible assets acquired	$27,910,000

Identifiable intangible assets
Trade names and technology	$1,100,000
Customer relationships	2,520,000
Total Identifiable Intangible Assets	$3,620,000

Total net assets acquired	$31,530,000
Consideration paid	16,000,000
Gain on bargain purchase	$15,530,000

NOTE 3 — ACQUISITION OF VISLINK (continued)

The following presents the unaudited pro-forma combined results of operations of xG with Vislink and IMT as if the entities were combined on January 1, 2016.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2017	2016
Revenues, net	$14,520	$24,806	$28,426
Net (loss) allocable to common shareholders	$(6,572)	$(12,584)	$(12,344)
Net (loss) per share	$(10.70)	$(1.20)	$(30.03)
Weighted average number of shares outstanding	614	10,500	$411

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2016 or to project potential operating results as of any future date or for any future periods.

Since the closing of the transaction, the Company assumed $4.6 million of additional Vislink liabilities, thus reducing the principal amount due to the sellers by $4.9 million. On March 17, 2017, the Company came to an agreement with the Seller as the Company paid $2 million in cash and the Seller extinguished the remaining $2.9 million principal owed. In the three months ended June 30, 2017, the Company recorded $1.1 million as a gain on payable extinguishment. This was the result of receiving a $1.1 million credit for inventory that a customer consumed prior to the acquisition of Vislink, which the Company is now receiving as a credit against outstanding invoices owed to that customer.

The estimated useful life remaining on the property and equipment acquired is 1 to 10 years and on the intangible assets is 3 to 10 years.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents & Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2016	$18,647,000	$(17,288,000)	$12,378,000	$(8,507,000)	$350,000	$(35,000)	$360,000	$(33,000)	$5,872,000
Additions	-	-	-	-	1,100,000	-	2,520,000	-	3,620,000
Impairments	-	-	-	-	-	-	-	-	-
Amortization	-	(460,000)	-	(332,000)	-	(96,000)	-	(368,000)	(1,256,000)
Balance as of June 30, 2017	$18,647,000	$(17,748,000)	$12,378,000	$(8,839,000)	$1,450,000	$(131,000)	$2,880,000	$(401,000)	$8,236,000

Software Development Costs

At June 30, 2017 and December 31, 2016, the Company has net software capitalized costs of $0.9 million and $1.4 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized amortization of software development costs of $0.5 million and $1.8 million, respectively. During the three months ended June 30, 2017 and 2016, the Company recognized amortization of software development costs of $0.2 million and $0.6 million, respectively.

NOTE 4 — INTANGIBLE ASSETS (continued)

Patents & Licenses

At June 30, 2017 and December 31, 2016, the Company has net capitalized patents and licenses of $3.5 million and $3.9 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The Company recognized $0.3 million of amortization expense related to patents and licenses for the six months ended June 30, 2017 and 2016 and $0.2 million for the three months ended June 30, 2017 and 2016.

Other Intangible Assets

The Company’s remaining intangible assets include the trade names, technology and customer lists acquired in its acquisition of Vislink and IMT. The Company amortizes Trade Names, Technology and Customer Relationships over their useful lives which range between 3 to 15 years.

Estimated amortization expense for total intangible assets for the succeeding five years is as follows:

Balance 2017	$1,344,000
2018	2,298,000
2019	1,763,000
2020	993,000
2021	817,000
Thereafter	1,021,000
$8,236,000

NOTE 5 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on its maturity date, October 6, 2018 and is convertible, at Treco’s option, into shares of the Company’s common stock at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares of the Company’s common stock, at the Company’s option. The accrued interest at June 30, 2017 was $132,000. On January 10, 2017, the Company issued 24,397 shares of common stock as the semi-annual payment of interest of $90,000, which is also the fair value of the common stock on the issuance date. Interest expense was $45,000 and $90,000, respectively, for the three and six months ended June 30, 2017 and 2016.

NOTE 6 — DEBT ASSIGNMENT

On January 13, 2017, the Asset Purchase Modification Agreement dated April 16, 2016 (the “Modification Agreement”), with a total obligation $1,038,000 was assigned to new holders of the debt and in full settlement of that agreement the previous note holder was paid in full. Simultaneously, the New Holders executed a new agreement on the same terms and conditions available to the previous note holder plus $312,000 in issuance costs and $122,000 in guaranteed interest at 9% for a total obligation of $1,472,000. The Company recorded the $1,472,000 as a current liability on the condensed consolidated balance sheet, recognized the guaranteed interest of $122,000 in the condensed consolidated statement of operations, recorded the $312,000 as a contra liability account and amortized $312,000 as interest expense for the six months ended June 30, 2017.

NOTE 6 — DEBT ASSIGNMENT (continued)

In determining the appropriate accounting for the foregoing debt exchange, the Company considered many elements of the transaction, including whether or not the exchange resulted in a debt modification or extinguishment; the resulting accounting for transaction costs; the derecognition of the extinguished debt and finally, the appropriate recording of the newly issued debt instrument. The Company referred to the guidance in ASC 470-50-40-10 which indicates that from the debtor's perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument. It is also noted in the literature that transactions between or among creditors do not result in a modification or exchange of the original debt instrument between the debtor and creditor. Accordingly, those transactions do not affect the accounting by the debtor, the carrying amount of the new note is not adjusted and the effects of the changes are to be reflected in future periods.

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

During the six months ended June 30, 2017, the Company issued 5,000,000 shares of Series D Preferred stock to the New Holders, which were simultaneously converted into 416,667 shares of common stock valued at approximately $648,000. The value of the common stock issued was based on the fair value of the stock upon execution of the new holders selling their respective shares. During the three months ending June 30, 2017, the Company made cash payments of $824,000 as full satisfaction of the remaining amount due. Interest expense for the six months ended June 30, 2017 and 2016 was $434,000 and $0, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company's office rental, deployment sites and warehouse facility expenses equaled in aggregate approximately $350,000 and $171,000 for the three months ended June 30, 2017 and 2016, respectively, and $553,000 and $330,000 for the six months ended June 30, 2017 and 2016. The leases in connection with these facilities will expire on different dates from 2017 through 2023.

In connection with the acquisition of IMT, the Company assumed the lease obligations relating to IMT’s warehouse and office space in Mt. Olive, NJ. Payments under the Mt. Olive, NJ lease are $35,000 for the year ending December 31, 2017 as the lease expired in February of 2017. In January 2017, IMT signed a new lease for warehouse and office space in Hackettstown, NJ which runs through April 29, 2020. Future payments under such lease will amount to $253,000 of which $43,000 is the balance for the year ending December 31, 2017.

In connection with the acquisition of Vislink, the Company assumed the lease obligations relating to Vislink office space in Colchester, U.K. which runs through March 2020. Future payments under such lease will amount to approximately $2,020,000 of which $337,000 is the balance for the year ending December 31, 2017.

The Company signed a new lease for office space in Hemel, U.K. in May 2017 which runs through April 2023. Future payments under such lease will amount to approximately $794,000 of which $43,000 is the balance for the year ending December 31, 2017.

NOTE 7 — COMMITMENTS AND CONTINGENCIES (continued)

Total obligation under minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Amount
Balance 2017	$608,000
2018	1,091,000
2019	971,000
2020	509,000
2021	141,000
Thereafter	188,000
$3,508,000

Legal

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the six months ended June 30, 2017 the Company did not have any material legal actions pending.

NOTE 8 — STOCKHOLDERS’ EQUITY

Lincoln Park Purchase Agreement

On May 19, 2017, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“Lincoln Park”). Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15,000,000 in shares of Common Stock, subject to certain limitations, from time to time over the 30-month period commencing on the date that a registration statement covering the resale of shares of Common Stock issuable under the Lincoln Park Purchase Agreement is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus in connection therewith is filed. Pursuant to the Registration Rights Agreement, the Company agreed to file such registration statement with the SEC within sixty (60) business days of the execution of the Lincoln Park Purchase Agreement.

Pursuant to the Lincoln Park Purchase Agreement, the Company may, at its sole discretion and subject to certain conditions, direct Lincoln Park to purchase up to 125,000 shares of Common Stock on any business day (such purchases, “Regular Purchases”), provided that at least one (1) business day has passed since the most recent Regular Purchase was completed, and in no event shall the amount of a single Regular Purchase exceed $1,000,000. The purchase price of Regular Purchases will be based on the prevailing market prices of the Common Stock, which shall be equal to the lesser of the lowest sale price of the Common Stock during the purchase date and the average of the three (3) lowest closing sale prices of the Common Stock during the ten (10) business days prior to the purchase date. The Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or additional purchases if the closing sale price of the Common Stock is not below the threshold prices as set forth in the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for Common Stock under a Regular Purchase or an accelerated purchase.

In connection with its 2017 Annual Meeting of Stockholders held on June 15, 2017, the Company did not receive stockholder approval, as required pursuant to Nasdaq Marketplace Rule 5635(d), to issue shares of Common Stock under the Lincoln Park Purchase Agreement in an amount equal to 20% or more of the Company’s outstanding shares of Common Stock. As such, the Company will not be permitted to draw down the full $15,000,000 in shares of Common Stock under the Lincoln Park Purchase Agreement unless and until the Company receives such stockholder approval.

As of June 30, 2017, the Company has not sold any shares of Common Stock under the Lincoln Park Purchase Agreement.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

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

Conversions of Warrants

From January 1, 2017 to June 30, 2017, 794,400 of the December warrants issued in connection with the December 2016 Financing, have been exercised into 794,400 shares of common stock. The Company received $1,589,000 in gross proceeds from the exercise.

Other Common Stock Issuances

During the six months ended June 30, 2017, the Company issued:

•	853,503 shares of its common stock to employees, directors, consultants and other professionals for a total value of $1,426,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	416,667 shares of its common stock valued at $648,000 upon conversion of 5,000,000 shares of Series D Preferred Stock. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	104,218 shares of its common stock for amounts previously deferred at a total value of $295,000.

•	24,397 shares of its common stock in satisfaction of interest accrued on the $2 Million Convertible Note. The number of shares of common stock issued was based upon the stated interest rate of the convertible promissory note and was determined by using the fair value of the common stock on the issuance date.

•	71,526 shares of its common stock in satisfaction of related party obligations. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

Warrants and Options

During the three and six months ended June 30, 2017, the Company recorded approximately $438,000 and $603,000, respectively, as stock compensation expense from the amortization of stock options issued in prior periods. During the three and six months ended June 30, 2016, the Company recorded $82,000 and $182,000, respectively, as stock compensation expense from the amortization of stock options issued in prior periods.

On February 16, 2017, the Board of Directors approved a motion to cancel all outstanding stock options as the options were all out of the money in all previous stock option plans, thereby cancelling the 1,844 options that were outstanding on December 31, 2016.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

On March 16, 2017, the Board of Directors passed a motion to grant options to certain directors, employees and advisors of the Company and the Company issued 3,555,500 ten (10) year options with an exercise price of $1.55 per share on March 24, 2017. The fair value of the options granted on March 24, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.90%, dividend yield of -0-%, volatility factor of 286.51% and the expected life of options of 6.00 years. As of June 30, 2017, the weighted average remaining contractual life was 9.74 years for options outstanding and -0- years for options exercisable. The intrinsic value of options exercisable at June 30, 2017 and June 30, 2016 was $0.08 per share and $0, respectively. As of June 30, 2017, the remaining expense is approximately $4.7 million over the remaining amortization period which is 2.74 years. The Company estimates forfeiture and volatility using historical information.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time using the simplified method. The Company has not paid dividends on common shares and no assumption of dividend payment is made in the model. The options vest at one third on March 24, 2018, one third on March 24, 2019 and one third on March 24, 2020.

A summary of the Company’s warrant and option activity is as follows:

Warrants

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2017	7,611,904	$5.98
Granted	1,365,000	2.02
Exercised	(794,400)	2.00
Forfeited or Expired	(7)	42,000.00
Outstanding, June 30, 2017	8,182,497	$5.67
Exercisable, June 30, 2017	8,032,497	$5.73

Options

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2017	1,844	$1,544.37
Granted	3,555,500	1.55
Exercised	—	—
Cancelled	(1,844)	1,544.37
Outstanding, June 30, 2017	3,555,500	$1.55
Exercisable, June 30, 2017	—	$—

NOTE 9 — DERIVATIVE LIABILITIES

Each of the warrants issued in connection with our August 2015, May 2016 and July 2016 underwritten offerings and the February 2016 Series B Preferred Stock Offering have been accounted for as derivative liabilities, as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on June 30, 2017:

Number of shares underlying the warrants on June 30, 2017	977,751
Fair market value of stock	$1.63
Exercise price	$2.00 to 2,400.00
Volatility	169% to 184%
Risk-free interest rate	1.24% to 1.89%
Expected dividend yield	—
Warrant life (years)	1.3 to 4.1

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$1,400,000	$938,000	$1,183,000	$1,284,000
Recognition of warrant liabilities on issuance dates	—	826,000	—	1,057,000
Reclassification to stockholders’ equity upon exercise	—	(2,315,000)	—	(2,379,000)
Change in fair value of derivative liabilities	(27,000)	1,773,000	190,000	1,260,000
Ending balance	$1,373,000	$1,222,000	$1,373,000	$1,222,000

NOTE 10 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. For the three and six months ended June 30, 2017 and 2016, the Company incurred fees related to the Management Agreement of $75,000 and $150,000, respectively. In addition, during the quarter ended March 31, 2017, the Company’s Board of Directors approved an additional $27,000 fee to be paid to MBTH as consideration for additional efforts provided by MBTH in connection with the Company’s financing and acquisition efforts. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Chief Executive Officer and Executive Chairman, are directors of MBTH, and Richard Mooers, a director of the Company, is the Chief Executive Officer and a director of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing for the Company, arranges a merger, consolidation or sale by the Company of substantially all of the assets. The Company accrued approximately $436,000 for equity financings between August 1, 2015 and July 31, 2016. No additional fees pursuant to the 3% cash success fee have been accrued since.

The balance outstanding to MBTH at June 30, 2017 and December 31, 2016 was $1,633,000 and $96,000, respectively, and has been included in due to related parties on the Condensed Consolidated Balance Sheet.

On March 3, 2016, our Board of Directors approved the issuance of up to $300,000 in shares of common stock to MBTH as compensation for financial services in connection with the IMT acquisition. Such shares of common stock were to be issued to MBTH in an initial tranche in the amount of $150,000 on March 15, 2016, and a second tranche to MBTH of up to $150,000 in shares of common stock if IMT achieves certain performance goals by December 31, 2016. On August 10, 2016, the disinterested members of the Board of Directors believing it to be in the best interest of the Company, resolved to pay the award in cash instead of common stock. The Company accrued $150,000 in the due to related party balance owed to MBTH for the initial tranche and paid this cash fee during 2016. During the quarter ended June 30, 2017, the Company accrued the second tranche of $150,000 in the due to related party owed to MBTH.

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

NOTE 10 — RELATED PARTY TRANSACTIONS (continued)

(3) The Company and MBTH agreed to waive the 3% Success Fee in connection with the Company’s proposed acquisition of Vislink. The Company and MBTH also agreed to waive, on a case by case basis, the 3% Success Fee whenever any future Acquisition Fee is more than $1 million.

(4) In the event the Company engages an independent, external advisor to value an acquisition and the valuation is higher than the price negotiated by MBTH on behalf of the Company, then MBTH will receive an additional fee of 5% of such gain (the “Bargain Purchase Gain”).

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

(6) If MBTH’s services assist the Company in achieving forward sales of at least $50 million via acquisitions, then the Company agrees to offer MBTH a three (3) year option to acquire up to 25% of the Company’s shares of common stock outstanding after such issuance (the “Block Purchase Option”). The price per share of common stock will be 125% of the price of the Company’s common stock on the day the option is exercised.

On February 16, 2017, the Board of Directors amended the terms of the Block Purchase Option in the M&A Services Agreement to allow MBTH the option to acquire 25% of the fully diluted outstanding shares of common stock and warrants of the Company at a price of $2.10 per share and for a five-year term. There has been no impact on the results from operations since the certainty of the performance condition is not known.

The M&A Services Agreement is effective as of November 1, 2016, and will automatically renew annually, unless earlier terminated by the Company or MBTH upon thirty (30) days’ written notice.

The Company accrued an additional $1,480,000 in acquisition fees during the quarter ending March 31, 2017, in connection with the acquisition of Vislink as per the M&A Services Agreement. The $1,480,000 represents 8% of the acquisition price. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet.

The Company accrued an additional $777,000 in fees as 5% of the Bargain Purchase Gain during the quarter ending June 30, 2017, in connection with the acquisition of Vislink as per the M&A Services Agreement. The $777,000 represents 5% of the Bargain Purchase Gain of $15,530,000 after an independent, external advisor valued the acquisition. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet.

The Company recorded $265,000 as the fair market value of the warrant paid to MBTH in connection with the closing of the Vislink acquisition as per the M&A Services Agreement. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and accrued expenses on the accompanying Condensed Consolidated Balance Sheet as the warrant has not yet been issued.

From January 1, 2017 to June 30, 2017, the Company issued 71,526 shares of common stock to MBTH in settlement of amounts due of $120,000.

NOTE 11 — CONCENTRATIONS

During the three and six months ended June 30, 2017, the Company recorded revenue from individual sales or services rendered of $2,428,000 (17%) and $2,944,000 (13%), respectively, in excess of 10% from one customer of the Company’s total consolidated sales.

During the six months ended June 30, 2016, the Company recorded revenue from individual sales or services rendered of $325,000 (13%), which is in excess of 10% from one customer of the Company’s total consolidated sales. During the three months ended June 30, 2016, the Company recorded revenue from individual sales or services rendered of $200,000 (12%) and $189,000 (11%), in excess of 10% from one customer of the Company’s total consolidated sales.

At June 30, 2017, approximately 19% of net accounts receivable was due from one customer totaling $2,023,000.

At June 30, 2016, approximately 56% of net accounts receivable was due from four customers, respectively, as follows: $232,000 (20%), $189,000 (16%) due from unrelated parties and $117,000 (10%), and $115,000 (10%) due from a related party.

During the three and six months ended June 30, 2017, approximately 11% and 11%, respectively, of the Company’s inventory purchases were derived from two vendors.

During the three and six months ended June 30, 2016, approximately 33% and 32%, respectively, of the Company’s inventory purchases were derived from two vendors.

NOTE 12 – GEOGRAPHICAL INFORMATION

The Company has one operating segment and the decision-making group is the senior executive management team.

	Six Months Ended	Three Months Ended
	June 30, 2017	June 30, 2017
Revenue:
North America	$7,674,000	$5,808,000
South America	3,111,000	2,452,000
Europe	7,032,000	3,130,000
Asia/ROW	5,736,000	2,828,000
	$23,553,000	$14,218,000

	Six Months Ended
	June 30, 2017
Long-Lived Assets:
United States	$6,911,000
United Kingdom	5,497,000
	$12,408,000

NOTE 13 — SUBSEQUENT EVENTS

Conversions of Warrants

From July 1, 2017 to August 14, 2017, 255,625 of the December warrants issued in connection with the December 2016 Financing, have been exercised into 255,625 shares of common stock. The Company received $511,250 in gross proceeds from the exercise.

Treco Issuance

From July 1, 2017 to August 14, 2017, the Company issued a total of 60,403 shares of common stock in repayment of $90,000 in interest relating to its $2 million long-term convertible note payable.

Other Common Stock Issuances

From July 1, 2017 to August 14, 2017, the Company issued a total of 290,096 shares of common stock having a fair value to employees, directors, consultants and general counsel in lieu of paying approximately $567,000 worth of services.

From July 1, 2017 to August 14, 2017, the Company issued a total of 8,512 shares of common stock to MBTH in settlement of amounts due of $20,000.

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

Vislink:

xG originally announced the acquisition of Vislink on October 20, 2016 in a $16 million binding asset purchase agreement. On February 2, 2017, xG completed the acquisition and assumed full legal ownership of Vislink.

Vislink specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items.

Vislink serves two core markets: broadcast and media, and law enforcement, public safety and surveillance. In the broadcast and media market, Vislink provides broadcast communication links for the collection of live news, sports and entertainment events. Customers in this market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, public safety and surveillance markets, Vislink provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. Its public safety and surveillance customers include metropolitan, regional and national law enforcement agencies as well as domestic and international defense agencies and organizations.

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

Results of Operations

Comparison for the three and six months ended June 30, 2017 and 2016

Revenues

Revenues for the three and six months ended June 30, 2017 were $14.2 million and $23.6 million, respectively, compared to $1.7 million and $2.6 million for the three and six months ended June 30, 2016, representing an increase of $12.5 million or 735% and $21.0 million or 808%, respectively. The increases can be attributed to the acquisition of Vislink during the first quarter of 2017.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of Components for the three and six months ended June 30, 2017 were $9.7 million and $15.3 million, respectively, compared to $0.8 million and $1.2 million for the three and six months ended June 30, 2016, representing an increase of $8.9 million or 1,113% and $14.1 million or 1,175%, respectively. The increases can be attributed to the acquisition of Vislink during the first quarter of 2017. Gross margins were lower than normal due to the Inventory Step-Up associated with the acquisition of Vislink being included in cost of components for the quarter ending June 30, 2017.

We do anticipate a significant increase in revenue and the related costs in fiscal 2017 due to the acquisition of Vislink. We also expect gross margins will be lower than normal due to the Inventory Step-Up associated with the acquisition of Vislink being included in cost of components for the quarters ending September 30, 2017 and December 31, 2017.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and six months ended June 30, 2017, the Company incurred aggregate expense of $6.4 million and $13.0 million, respectively, compared to $2.4 million and $4.4 million for the three and six months ended June 30, 2016, representing an increase of $4.0 million or 167% for the three months and $8.6 million or 195% for the six months ended June 30, 2017.

The three month increase of $4.0 million is due to the inclusion of $3.1 million of general and administrative expenses as a result of the Vislink acquisition on February 2, 2017. The Company also incurred a one-time fee of $0.8 million to MBTH in fees related to the Vislink acquisition; and a one-time fee of $0.1 million for the acquisition of IMT. The other increase during the three months were $0.2 million due to in stock based compensation associated with the expensing of stock options.

The six month increase of $8.6 million is due to the inclusion of $5.6 million of general and administrative expenses as a result of the Vislink acquisition on February 2, 2017. The Company also incurred a one-time fee of $2.3 million to MBTH in fees related to the Vislink acquisition; and a one-time fee of $0.1 million for the acquisition of IMT. Other increases during the six months were $0.3 million due to in stock based compensation associated with the expensing of stock options; and $0.1 million in Delaware franchise taxes.

We expect general and administrative costs to increase going forward due to the acquisition of Vislink and IMT’s operations being included for a full year.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. For the three and six months ended June 30, 2017, the Company incurred aggregate expense of $2.5 million and $4.4 million, respectively, compared to $1.5 million and $3.2 million, respectively, for the three and six months ended June 30, 2016, representing an increase of $1.0 million or 67% for the three months and $1.2 million or 38% for the six months ended June 30, 2017.

The three month increase of $1.0 million is due to the inclusion of $1.0 million of research and development expenses as a result of the acquisition of Vislink on February 2, 2017. The other increase during the three months was $0.1 million due to in stock based compensation associated with the expensing of stock options. The increases were partially offset by decreases of $0.1 million with regard to payroll and $0.1 million in insurance due to a reduction in legacy personnel.

The six month increase of $1.2 million is due to the inclusion of $1.6 million of research and development expenses as a result of the acquisition of Vislink on February 2, 2017. The other increase during the six months was $0.2 million due to in stock based compensation associated with the expensing of stock options. The increases were partially offset by decreases of $0.3 million with regard to payroll and $0.3 million in insurance due to a reduction in legacy personnel.

We expect research and development costs to increase going forward due to the acquisition of Vislink and IMT’s operations being included for a full year.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or reserved for slow moving or excess inventory. Inventory valuation adjustments for the three and six months ended June 30, 2017 were $0.0 million and $0.1 million, respectively, compared to $0.04 million and $0.1 million for the three and six months ended June 30, 2016.

Amortization and Depreciation

Amortization and depreciation expenses for the three and six months ended June 30, 2017 were $1.1 and $2.1 million, respectively, compared to $1.5 million and $2.9 million, respectively for the three and six months ended June 30, 2016. Amortization and depreciation expenses decreased $0.4 million, or 27%, from $1.5 million in the three months ended June 30, 2016 to $1.1 million in the three months ended June 30, 2017. Amortization and depreciation decreased $0.8 million, or 28% from $2.9 million in the six months ended June 30, 2016 to $2.1 million in the six months ended June 30, 2017. The decreases are due to less amortization of intangible assets as the Company took further impairment charges in the fourth quarter of 2016 leaving a smaller balance to amortize than for the comparative period in 2016.

Other

The changes in fair value of derivative liabilities for the three and six months ended June 30, 2017 was $0.03 million and $(0.2) million, respectively. This is due to the changes in our stock price subsequent to these warrant issuances that resulted in an unrealized loss in the fair value of the derivative liabilities.

The gain on bargain purchase for the three and six months ended June 30, 2017 was $3.7 million and $15.5 million, respectively, compared to $2.2 million and $2.7 million for the three and six months ended June 30, 2016. The six month gain on bargain purchase of $15.5 million is due to the Company acquisition of Vislink on February 2, 2017 compared to the gain on bargain purchase of $2.7 million which was due to the Company acquiring IMT on January 29, 2016. The excess of the aggregate fair value of the net tangible assets and identified intangible assets over the consideration paid has been treated as a gain on bargain purchase in accordance with ASC 805. The increase in the three months ended June 30, 2017 is due to the final appraisal report prepared by an outside independent appraiser compared to the preliminary report which we received in the three months ended March 31, 2017.

The Company utilized the services of an independent appraisal company to assist it in assessing the fair value of the assets and liabilities acquired. This assessment included an evaluation of the fair value of inventory, fixed assets and the fair value of the intangible assets acquired based upon the expected cash flows from the assets acquired. Additionally, the Company incorporated the carrying value of the remaining working capital as Vislink’s management represented that the carrying value of these assets and liabilities served as a reasonable proxy for fair value. The valuation process included discussion with management regarding the history and business operations of Vislink, a study of the economic and industry conditions in which Vislink competes and an analysis of the historical and projected financial statements and other records and documents.

When it became apparent there was a potential for a bargain purchase gain, management reviewed the assets and liabilities acquired and the assumptions utilized in estimating their fair values. Further revisions to the estimates were not deemed necessary and after identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain was appropriate and required under GAAP.

The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it were reasonable for a bargain purchase to occur. Factors that contributed to the bargain purchase price were:

•	The transaction was completed with a motivated seller who had a public strategy to concentrate on growing their software business as opposed to their technology and hardware businesses. As a strategic decision, the seller intended to sell off the assets of the hardware business.

•	The announcement of Brexit led to a decline in the pound, which led to pressure by Vislink’s creditors to raise funds. The owners of Vislink were motivated to complete a transaction in order to use the proceeds to reduce the line of credit they owed to the bank.

•	The industry in 2015 and 2016 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The seller believed these trends would continue. According to IBISWorld, industry revenue is expected to fall at an annualized rate of 0.6% over the next five years reflecting further deterioration in the industry. As a result, the seller decided to sell the business.

•	Prior to Brexit, Vislink was under contract to be sold for a much higher price. The Company took advantage of the economic and industry downturn to negotiate a favorable price which was less than the value of the assets acquired for a total purchase consideration of $16 million.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

The gain on debt and payables extinguishment for the three and six months ended June 30, 2017 was $1.1 million and $4.0 million, respectively. Of the $4.0 million, $2.9 million was a result of the Company coming to an agreement with the Seller of Vislink, whereby the Company paid $2 million in cash and the Seller extinguished the remaining $2.9 million principal amount owed. The $1.1 million was the result of receiving a credit for inventory that a customer consumed prior to the acquisition of Vislink, which the Company is now receiving a credit against outstanding invoices owed to that customer.

Other expense for the three and six months ended June 30, 2017 was $0.25 million and $0.25 million, respectively, compared to $0.06 million and $0.06 million, respectively, for the three and six months ended June 30, 2016. The $0.25 million represents the recording of a payment to the Seller of Vislink, whereby if the Company received a payment on the sale to a specific customer, the Company would owe the Seller 25% of such payment.

Interest expense for the three and six months ended June 30, 2017 was $0.05 million and $0.5 million, respectively, compared to $0.2 million and $0.7 million, respectively, for the three and six months ended June 30, 2016. The decreases were primarily due to the prior period recording of the 35% prepayment penalty recorded as interest on the conversion of the 8% Convertible Notes issued in June 2015 and July 2015 (the “8% Convertible Notes”) into the February 2016 financing; interest on the 5% Convertible Notes issued in January 2016 and 8% Convertible Notes; and interest on promissory notes with IMT and our CEO, George Schmitt.

Net Income (Loss)

For the three and six months ended June 30, 2017, the Company had a net loss of $1.0 million and a net gain of $7.3 million, respectively, compared to a net loss of $4.6 million and $8.6 million for the three and six months ended June 30, 2016, or an increase of $3.6 million and $15.9 million.

The increase in net gain is due mainly to the gain on bargain purchase associated with the acquisition of Vislink that closed on February 2, 2017.

Liquidity and Capital Resources

As of June 30, 2017, the Company had working capital of approximately $17.6 million, including $4.7 million of cash and cash equivalents. The Company incurred net gain of $7.7 million for the six months ended June 30, 2017.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Six Month Period Ended

(In Thousands)

	June 30, 2017	June 30, 2016
Cash flows provided by (used in) Operations	$371	$(4,361)
Investing Activities	$(6,895)	$(35)
Financing Activities	$1,778	$4,182
Cash at end of period	$4,656	$154

Operating Activities

Net cash from operating activities for the six months ended June 30, 2017 totaled $0.4 million as compared to net cash used in operations of $4.4 million for the six months ended June 30, 2016. Of the $0.4 million from operations in the six months ended June 30, 2017, approximately $15.5 million was related to the gain on bargain purchase, $4.0 million related to the extinguishment of debt, $2.2 million was related to the increase of our inventory, $1.9 million was related to the increase in accounts receivable, $3.2 million was related to the increase in accounts payable, $3.2 million was related to the increase in accrued expenses and interest expense and the remaining balance consisted principally of the net loss from operations. Of the $4.4 million used in the six months ended June 30, 2017, approximately $2.7 million was related to the gain on bargain purchase, $0.5 million was related to the increase of our inventory, $0.3 million was related to the increase in accounts payable, $0.2 million was related to the increase in accrued expenses and interest expense and the remaining balance consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $6.9 million as compared to $0.04 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company paid $6.5 million in cash consideration in connection with the acquisition of Vislink. Cash paid for the IMT acquisition was $0.2 million in the six months ended June 30, 2016.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2017 was $1.8 million as compared to cash provided by financing activities of $4.2 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, there were net proceeds from the issuance of common stock in February 2017 totaling $3.0 million and $1.6 million from the exercise of warrants; the Company repaid $2.0 million of the Vislink Notes; and the Company repaid $0.8 million of convertible notes. During the six months ended June 30, 2016, there were net proceeds from the issuance of Series B Preferred Stock in February 2016 and the issuance of common stock in May 2016 totaling $3.7 million; $1.0 million from short-term convertible notes; and $0.5 million from the exercise of warrants.

Nasdaq Compliance

On January 9, 2017, the Company received a letter from the staff of The Nasdaq Stock Market LLC (‘‘Nasdaq’’) stating that the Nasdaq staff determined that the Company regained compliance with the Nasdaq Capital Market minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2).

Financing Events

Lincoln Park Purchase Agreement

On May 19, 2017, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“Lincoln Park”). Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15,000,000 in shares of Common Stock, subject to certain limitations, from time to time over the 30-month period commencing on the date that a registration statement covering the resale of shares of Common Stock issuable under the Lincoln Park Purchase Agreement is declared effective by the SEC and a final prospectus in connection therewith is filed. Pursuant to the Registration Rights Agreement, the Company agreed to file such registration statement with the SEC within sixty (60) business days of the execution of the Lincoln Park Purchase Agreement.

Pursuant to the Lincoln Park Purchase Agreement, the Company may, at its sole discretion and subject to certain conditions, direct Lincoln Park to purchase up to 125,000 shares of Common Stock on any business day (such purchases, “Regular Purchases”), provided that at least one (1) business day has passed since the most recent Regular Purchase was completed, and in no event shall the amount of a single Regular Purchase exceed $1,000,000. The purchase price of Regular Purchases will be based on the prevailing market prices of the Common Stock, which shall be equal to the lesser of the lowest sale price of the Common Stock during the purchase date and the average of the three (3) lowest closing sale prices of the Common Stock during the ten (10) business days prior to the purchase date. The Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or additional purchases if the closing sale price of the Common Stock is not below the threshold prices as set forth in the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for Common Stock under a Regular Purchase or an accelerated purchase.

In connection with its 2017 Annual Meeting of Stockholders held on June 15, 2017, the Company did not receive stockholder approval, as required pursuant to Nasdaq Marketplace Rule 5635(d), to issue shares of Common Stock under the Lincoln Park Purchase Agreement in an amount equal to 20% or more of the Company’s outstanding shares of Common Stock. As such, the Company will not be permitted to draw down the full $15,000,000 in shares of Common Stock under the Lincoln Park Purchase Agreement unless and until the Company receives such stockholder approval.

As of June 30, 2017, the Company has not sold any shares of Common Stock under the Lincoln Park Purchase Agreement.

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

In our Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting as a result of the lack of corporate accounting personnel necessary to maintain adequate segregation of duties, insufficient resources to hire additional accounting personnel with the requisite knowledge of U.S. GAAP, and not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. As of June 30, 2017, we concluded that certain of these weaknesses continued to exist.

During 2016 and in 2017, the Company has made substantial progress to eliminate the material weakness as it relates to segregation of duties through the hiring of an SEC reporting consultant to support the VP of Finance, the acquisition of accounting personnel in the IMT acquisition in January 2016 and Vislink in February 2017 and recent hiring of additional accounting personnel who are able to assist in supporting the Company’s accounting department. With the addition of these added resources,  the Company believes it has eliminated the material weakness as it relates to its segregation of duties. The Company is continuing to further remediate its remaining material weaknesses as its resources permit it to.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of June 30, 2017, we do not have any material litigation matters pending.

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

xG TECHNOLOGY, INC.

Date: August 14, 2017	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.