Form 10-Q
period 2017-09-30
xG TECHNOLOGY, INC.
filed 2017-11-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of the Registrant’s common stock outstanding as of November 14, 2017 is 14,690,121.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2017

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets
Cash	$4,713	$9,054
Accounts receivable, net	7,619	1,369
Inventories, net	19,049	2,722
Prepaid expenses and other current assets	2,077	111
Total current assets	33,458	13,256
Property and equipment, net	3,746	771
Intangible assets, net	7,566	5,872
Total assets	$44,770	$19,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,092	$1,606
Accrued expenses	2,566	1,813
Accrued interest	87	269
Due to related parties	1,368	96
Deferred revenue and customer deposits	168	186
Obligation under capital leases	30	58
Derivative liabilities	1,365	1,183
Total current liabilities	14,676	5,211
Long-term obligation under capital leases, net of current portion	34	49
Convertible note payable	2,000	2,000
Total liabilities	16,710	7,260
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, – $0.00001 par value, 100,000,000 shares authorized, 14,202,822 and 7,606,518 shares issued and 14,202,820 and 7,606,516 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	235,190	221,960
Accumulated other comprehensive income	462	—
Treasury stock, at cost – 2 shares at September 30, 2017 and December 31, 2016, respectively	(22)	(22)
Accumulated deficit	(207,570)	(209,299)
Total stockholders’ equity	28,060	12,639
Total liabilities and stockholders' equity	$44,770	$19,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$10,158	$1,913	$33,711	$4,497
Cost of revenue and operating expenses
Cost of components and personnel	5,050	970	20,316	2,210
Inventory valuation adjustments	355	80	431	192
General and administrative expenses	6,359	2,260	19,348	6,671
Research and development expenses	2,758	1,424	7,143	4,627
Amortization and depreciation	1,128	1,254	3,260	4,118
Total cost of revenue and operating expenses	15,650	5,988	50,498	17,818
Loss from operations	(5,492)	(4,075)	(16,787)	(13,321)
Other income (expense)
Changes in fair value of derivative liabilities	8	2,566	(182)	1,305
Offering expenses	—	(526)	—	(684)
Gain on bargain purchase	—	—	15,530	2,749
Gain on debt and payables extinguishments	12	—	3,999	—
Other expense	—	(924)	(250)	(981)
Interest expense, net	(50)	(147)	(581)	(818)
Total other income (expense)	(30)	969	18,516	1,571
Net income (loss)	$(5,522)	$(3,106)	$1,729	$(11,750)
Dividends and deemed dividends	—	—	—	(1,808)
Net income (loss) attributable to common stockholders	$(5,522)	$(3,106)	$1,729	$(13,558)

Basic earnings (loss) per share	$(0.43)	$(1.98)	$0.15	$(16.91)

Diluted earnings (loss) per share	$(0.43)	$(1.98)	$0.15	$(16.91)

Weighted average number of shares outstanding:

Basic	12,845	1,570	11,290	802

Diluted	12,845	1,570	11,290	802

Comprehensive income (loss):
Net income (loss)	$(5,522)	$(3,106)	$1,729	$(13,558)
Unrealized gain on currency translation adjustment	114	—	462	—

Comprehensive income (loss)	$(5,408)	$(3,106)	$2,191	$(13,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$1,729	$(11,750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on bargain purchase	(15,530)	(2,749)
Gain on debt and payables extinguishment	(3,999)	—
Stock-based compensation	1,397	159
Payment made in stock (payroll and consultants)	2,304	1,960
Provision for bad debt	—	92
Inventory valuation adjustments	431	192
Depreciation and amortization	3,260	4,118
Change in fair value of derivative liabilities	182	(1,305)
Guaranteed interest and debt issuance costs	434	—
Line of credit commitment fee	302	—
Amortization of debt discount	—	50
Offering expenses	—	684
Accrual of potential shortfall	—	924

Changes in assets and liabilities
Accounts receivable	1,141	(442)
Inventory	1,922	872
Prepaid expenses and other current assets	(638)	(6)
Accounts payable	2,012	369
Accrued expenses and interest expense	1,067	131
Deferred revenue and customer deposits	(16)	(86)
Due to related parties	1,452	307
Net cash used in operating activities	(2,550)	(6,480)
Cash flows used in investing activities
Cash acquired with the acquisition of IMT	—	(23)
Cash disbursed for property and equipment	(417)	(12)
Cash used in Vislink acquisition	(6,500)	—
Net cash used in investing activities	(6,917)	(35)
Cash flows provided by financing activities
Principal repayments made on capital lease obligations	(43)	(39)
Proceeds from multiple issuances of convertible preferred stock, common stock and warrants	6,700	9,539
Costs incurred in connection with multiple financings	(900)	(1,492)
Proceeds received from issuance of convertible notes payable	—	1,000
Repayment of advances from related parties	—	(300)
Principal repayments of Vislink notes	(2,000)	—
Principal repayments of convertible notes payable	—	(1,221)
Principal repayments of notes payable	(824)	—
Proceeds from the exercise of warrants	2,124	492
Net cash provided by financing activities	5,057	7,979
Effect of exchange rate changes on cash	69	—
Net increase (decrease) in cash	(4,341)	1,464
Cash, beginning of period	9,054	368
Cash, end of period	$4,713	$1,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest	$242	$626
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of non-cash investing and financing activities
Common stock issued in connection with:
Conversion of convertible notes payable	$—	$610
Conversion of Series B Convertible Preferred Stock	—	4,530
Conversion of Series D Convertible Preferred Stock	648	1,750
Settlement of services previously accrued	295	—
Settlement of amounts due to related parties	180	304
Settlement of notes payable to sellers of Vislink with assumption of liabilities and debt extinguishment	7,500	—
Stock issued as payment of interest on convertible note	180	90
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	—	2,379
Dividends and deemed dividend on Series B Convertible Preferred Stock conversion	—	1,808

Purchase Consideration
	Vislink	IMT
Amount of consideration:	$16,000	$3,000

Assets acquired and liabilities assumed at fair value
Cash	—	477
Accounts receivable	7,129	676
Inventories	18,234	3,329
Property and equipment	3,868	1,470
Prepaid expenses	1,209	55
Accounts payable	(2,079)	(423)
Deferred rent	—	(167)
Accrued expenses	(451)	(378)
Net tangible assets acquired	$27,910	$5,039

Identifiable intangible assets
Trade names and technology	$1,100	$350
Customer relationships	2,520	360
Total Identifiable Intangible Assets	$3,620	$710

Total net assets acquired	$31,530	$5,749
Consideration paid	16,000	3,000
Preliminary gain on bargain purchase	$15,530	$2,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The overarching strategy of xG Technology, Inc. (“xG”, or the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC (“IMT”), Vislink Communication Systems (“Vislink” or “VCS”), and xMax. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. In addition to these brands, xG has a dedicated Federal Sector Group focused on providing next-generation spectrum sharing solutions to national defense, scientific research and other federal organizations.

IMT:

On January 29, 2016, xG completed the acquisition of the net assets that constituted the business of IMT, pursuant to an Asset Purchase Agreement by and between xG and Skyview Capital, LLC. The IMT business develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, which has allowed IMT to develop integrated solutions over the past 20 years that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

Vislink:

On February 2, 2017, the Company completed the acquisition of certain assets and liabilities related to the hardware segment of Vislink International Limited, an England and Wales registered limited company (the ‘‘UK Seller’’), and Vislink Inc., a Delaware corporation (the ‘‘US Seller’’, and together with the UK Seller, the ‘‘Sellers’’), pursuant to a Business Purchase Agreement, dated December 16, 2016, as amended on January 16, 2017, by and among the Company, the Sellers and Vislink PLC, an England and Wales registered limited company, as guarantor. The Company refers to the hardware segment acquired as Vislink Communications Systems (“Vislink” or ‘‘VCS’’). Vislink specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. Vislink serves two core markets: broadcast and media and public safety and surveillance. In the broadcast and media market, Vislink provides broadcast communication links for the collection of live news, sports and entertainment events. Vislink’s customers in the broadcast and media market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the public safety and surveillance market, Vislink provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. Vislink’s customers in the public safety and surveillance market include metropolitan, regional and national law enforcement agencies as well as domestic and international defense agencies and organizations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as amended. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016, the results of its cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2017 may not be indicative of results for the year ending December 31, 2017.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock and dilutive common stock equivalents then outstanding. For the three and nine month period ended September 30, 2017, potential common stock equivalents consist of 8,695,273 common stock warrants issuable upon their exercise and 6,270,500 common stock options. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common stock at the average market price during the period and the excess number of options over the number of shares assumed to be repurchased is included in the total dilutive shares outstanding. There were 6,270,500 “in-the-money” stock options outstanding during the three and nine month period ended September 30, 2017 but were not exercisable and such shares were excluded for the three and nine months ended September 30, 2017 since they had an anti-dilutive effect. The common stock warrants were excluded as they were out of the money and had an anti-dilutive effect. There were no such participating securities outstanding during the nine month period ended September 30, 2017.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including accounts receivable and accounts payable, the Company estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

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

Transaction gains and losses are recognized in the Company’s results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized a net foreign exchange loss of approximately $7,000 and $245,000, respectively, for the three and nine months ended September 30, 2017. The foreign currency exchange gains and losses are included as a component of general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2017, the increase in accumulated comprehensive gain was approximately $114,000 and $462,000, respectfully.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on OANDA, a Canadian-based foreign exchange company providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, forex information and website. Translation of amounts from British Pounds into U.S. Dollars was made at the following exchange rates for the respective periods:

•	As of September 30, 2017 – British Pounds $1.3391 to US $1.00, and

•	For the nine months ended September 30, 2017 – British Pounds $1.2578 to US $1.00

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

Recently Issued Accounting Standards

The Company has considered additional new relevant accounting standards that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting standards that have been issued that might have a material impact on our financial position or results of operations.

In September 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” (“ASU 2017-13”). ASU 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU 2014-09 and ASU 2016-02. In preparation for the adoption of the new standard in the fiscal year beginning January 1, 2019, the Company continues to evaluate contract terms and potential impacts of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract, that is, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company anticipates adopting the standard using the modified retrospective approach at adoption. The Company is currently evaluating individual customer contracts and will document changes, as needed, to our accounting policies and controls as we continue to evaluate the impact of the adoption of this standard. The results of our procedures to date indicate that the adoption of this standard will not have a material impact on our net income; however, the Company continues to evaluate the impact of the adoption on related financial statement disclosures.

In August 2017, ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), was issued amending hedge accounting recognition and presentation requirements, including elimination of the requirement to separately measure and report hedge ineffectiveness, and eases certain documentation and assessment requirements. This standard has an effective date of January 1, 2019. We do not expect adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU No. 2017-11”). ASU No. 2017-11 consists of two parts. The amendments in Part I of ASU No. 2017-11e change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU No. 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of ASU No. 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of ASU No. 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of ASU No. 2017-11 do not require any transition guidance because those amendments do not have an accounting effect. Management is currently assessing the applicability of ASU No. 2017-11 and has not determined the impact of the adoption, if any, as of September 30, 2017.

On May 16, 2017, the FASB issued ASU 2017-10, Determining the Customer of the Operation Services — a consensus of the FASB Emerging Issues Task Force (“ASU 2017-10”). The ASU clarifies the “diversity in practice in how an operating entity determines the customer of the operation services for transactions within the scope of [ASC] 853, Service Concession Arrangements” by “clarifying that the grantor is the customer of the operation services in all cases for those arrangements.” The amendments also allow for a “more consistent application of other aspects of the revenue guidance, which are affected by this customer determination.” For most entities that have adopted ASC 606, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

On May 10, 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, ASU 2017-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We do not expect this standard to have a material impact on the Company’s reported results of operations or financial position.

In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and related amendments. ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. A modified retrospective adoption approach is required. The Company is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Previously, the Company had disclosed management’s conclusion that substantial doubt existed as it related to the Company’s ability to continue as a going concern. With the acquisition of Vislink, substantial doubt has been remediated by increased revenues and a reduction of expenses which improved the cash flow from operations for the period ended September 30, 2017. The Company believes it will have sufficient cash flow to fund operations for the next twelve months.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2017 of $208 million and a loss from operations of approximately $16.8 million for the nine months ended September 30, 2017. The Company historically had been funding its business principally through debt and equity financings and advances from related parties. Cash flows from operating activities for the nine months ended September 30, 2017 were positively affected as a result of the acquisition of Vislink in February 2017 (See Note 3), along with management’s continual cost containment.

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

The fair value of the purchase consideration issued to the sellers of Vislink was allocated to the net tangible assets acquired. The Company accounted for the Vislink acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $31.5 million. The excess of the aggregate fair value of the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of Vislink’s business and the results of a third party appraisal commissioned by management. The third party appraisal commissioned by management was finalized during the second quarter which resulted in the modification of the fair values estimated of certain assets acquired as compared to the preliminary amounts previously reported.

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

NOTE 3 — ACQUISITION OF VISLINK (continued)

When it became apparent there was a potential for a bargain purchase gain, management reviewed the Vislink assets and liabilities acquired and the assumptions utilized in estimating their fair values. Further revisions to the estimates were not deemed necessary and after identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain with respect to Vislink was appropriate and required under GAAP.

The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it was reasonable for a bargain purchase to occur. Factors that contributed to the bargain purchase price were:

•	The Vislink acquisition was completed with motivated sellers who had a public strategy to concentrate on growing their software business as opposed to their technology and hardware businesses. As a strategic decision, the sellers intended to sell off the assets of the hardware business.

•	The announcement of Brexit led to a decline in the pound, which led to pressure by Vislink’s creditors to raise funds. The owners of Vislink were motivated to complete a transaction in order to use the proceeds to reduce the line of credit they owed to the bank.

•	The industry in 2015 and 2016 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The sellers believed these trends would continue. According to IBISWorld, industry revenue is expected to fall at an annualized rate of 0.6% over the next five years reflecting further deterioration in the industry. As a result, the sellers decided to sell the business.

•	Prior to Brexit, Vislink was under contract to be sold for a much higher price. The Company took advantage of the economic and industry downturn to negotiate a favorable price which was less than the value of the assets acquired for a total purchase consideration of $16 million.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

Purchase Consideration

Amount of consideration:	$16,000,000

Tangible assets acquired and liabilities assumed at fair value
Accounts receivable	$7,129,000
Inventories	18,234,000
Property and equipment	3,868,000
Prepaid expenses	1,209,000
Accounts payable	(2,079,000)
Accrued expenses	(451,000)
Net tangible assets acquired	$27,910,000

Identifiable intangible assets
Trade names and technology	$1,100,000
Customer relationships	2,520,000
Total Identifiable Intangible Assets	$3,620,000

Total net assets acquired	$31,530,000
Consideration paid	16,000,000
Gain on bargain purchase	$15,530,000

NOTE 3 — ACQUISITION OF VISLINK (continued)

The following presents the unaudited pro-forma combined results of operations of xG with Vislink and IMT as if the entities were combined on January 1, 2016.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2017	2016
Revenues, net	$10,735	$34,973	$38,907
Net (loss) allocable to common stockholders	$(7,415)	$(18,118)	$(19,752)
Net (loss) per share	$(4.72)	$(1.60)	$(24.63)
Weighted average number of shares outstanding	1,570	11,290	$802

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2016 or to project potential operating results as of any future date or for any future periods.

Since the closing of the transaction, the Company assumed $4.6 million of additional Vislink liabilities, thus reducing the principal amount due to the Sellers by $4.9 million. On March 17, 2017, the Company came to an agreement with the Sellers as the Company paid $2 million in cash and the Sellers extinguished the remaining $2.9 million principal owed. In the nine months ended September 30, 2017, the Company recorded $1.1 million as a gain on payable extinguishment. This was the result of receiving a $1.1 million credit for inventory that a customer consumed prior to the acquisition of Vislink, which the Company is now receiving as a credit against outstanding invoices owed to that customer.

The estimated useful life remaining on the property and equipment acquired is 1 to 10 years and on the intangible assets is 3 to 10 years.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2016	$18,647,000	$(17,288,000)	$12,378,000	$(8,507,000)	$350,000	$(35,000)	$360,000	$(33,000)	$5,872,000
Additions	-	-	-	-	1,100,000	-	2,520,000	-	3,620,000
Impairments	-	-	-	-	-	-	-	-	-
Amortization	-	(691,000)	-	(497,000)	-	(152,000)	-	(586,000)	(1,926,000)
Balance as of September 30, 2017	$18,647,000	$(17,979,000)	$12,378,000	$(9,004,000)	$1,450,000	$(187,000)	$2,880,000	$(619,000)	$7,566,000

Software Development Costs

At September 30, 2017 and December 31, 2016, the Company has net software capitalized costs of $0.7 million and $1.4 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized amortization of software development costs of $0.7 million and $2.5 million, respectively. During the three months ended September 30, 2017 and 2016, the Company recognized amortization of software development costs of $0.2 million and $0.7 million, respectively.

NOTE 4 — INTANGIBLE ASSETS (continued)

Patents and Licenses

At September 30, 2017 and December 31, 2016, the Company has net capitalized patents and licenses of $3.4 million and $3.9 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The Company recognized $0.5 million of amortization expense related to patents and licenses for the nine months ended September 30, 2017 and 2016 and $0.2 million for the three months ended September 30, 2017 and 2016.

Other Intangible Assets

The Company’s remaining intangible assets include the trade names, technology and customer lists acquired in its acquisition of Vislink and IMT. The Company amortizes trade names, technology and customer relationships over their useful lives which range between 3 to 15 years.

Estimated amortization expense for total intangible assets for the succeeding five years is as follows:

Balance 2017	$672,000
2018	2,298,000
2019	1,763,000
2020	993,000
2021	817,000
Thereafter	1,023,000
$7,566,000

NOTE 5 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on its maturity date, October 6, 2018 and is convertible, at Treco’s option, into shares of the Company’s common stock at a price of $35.00 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares of the Company’s common stock, at the Company’s option. The accrued interest at September 30, 2017 was $87,000. On January 10, 2017, the Company issued 24,397 shares of common stock as the semi-annual payment of interest of $90,000, which is also the fair value of the common stock on the issuance date. On July 7, 2017, the Company issued 60,403 shares of common stock as the semi-annual payment of interest of $90,000, which is also the fair value of the common stock on the issuance date. Interest expense was $45,000 and $135,000, respectively, for the three and nine months ended September 30, 2017 and 2016.

NOTE 6 — DEBT ASSIGNMENT

On January 13, 2017, the Asset Purchase Modification Agreement dated April 16, 2016 (the “Modification Agreement”), with a total obligation of $1,038,000 was assigned to new holders of the debt (the “New Holders”) and in full settlement of that agreement the previous note holder was paid in full. Simultaneously, the New Holders executed a new agreement on the same terms and conditions available to the previous note holder plus $312,000 in issuance costs and $122,000 in guaranteed interest at 9% for a total obligation of $1,472,000. The Company recorded the $1,472,000 as a current liability on the condensed consolidated balance sheet, recognized the guaranteed interest of $122,000 in the condensed consolidated statement of operations, recorded the $312,000 as a contra liability account and amortized $312,000 as interest expense for the nine months ended September 30, 2017.

NOTE 6 — DEBT ASSIGNMENT (continued)

In determining the appropriate accounting for the foregoing debt exchange, the Company considered many elements of the transaction, including whether or not the exchange resulted in a debt modification or extinguishment; the resulting accounting for transaction costs; the derecognition of the extinguished debt; and the appropriate recording of the newly issued debt instrument. The Company referred to the guidance in ASC 470 which indicates that from the debtor's perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument. It is also noted in the literature that transactions between or among creditors do not result in a modification or exchange of the original debt instrument between the debtor and creditor. Accordingly, those transactions do not affect the accounting by the debtor, the carrying amount of the new note is not adjusted and the effects of the changes are to be reflected in future periods.

Series D Convertible Preferred Stock Leak-Out Agreement

On February 2, 2017, the New Holders agreed that any sales of common stock underlying the Series D Convertible Preferred Stock, $0.00001 par value per share (the “Series D Preferred Stock”), would not, in the aggregate, exceed 2.75% of that day’s dollar volume of the Company’s common stock traded, provided that the New Holders shall be entitled to sell no less than an aggregate of $27,500 each trading day.

During the nine months ended September 30, 2017, the Company issued 5,000,000 shares of Series D Preferred Stock to the New Holders, which were simultaneously converted into 416,667 shares of common stock valued at approximately $648,000. The value of the common stock issued was based on the fair value of the stock upon execution of the New Holders selling their respective shares. During the nine months ended September 30, 2017, the Company made cash payments of $824,000 as full satisfaction of the remaining amount due. Interest expense for the nine months ended September 30, 2017 and 2016 was $434,000 and $0, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company's office rental, deployment sites and warehouse facility expenses equaled in aggregate approximately $180,000 and $163,000 for the three months ended September 30, 2017 and 2016, respectively, and $733,000 and $493,000 for the nine months ended September 30, 2017 and 2016. The leases in connection with these facilities will expire on different dates from 2017 through 2025.

In connection with the acquisition of IMT, the Company assumed the lease obligations relating to IMT’s warehouse and office space in Mt. Olive, New Jersey. Payments under the Mt. Olive, New Jersey lease are $35,000 for the year ending December 31, 2017 as the lease expired in February 2017. In January 2017, IMT signed a new lease for warehouse and office space in Hackettstown, New Jersey which runs through April 29, 2020. Future payments under such lease will amount to $232,000, of which $22,000 is the balance due for the remainder of 2017.

In connection with the acquisition of Vislink, the Company assumed the lease obligations relating to Vislink office space in Colchester, U.K. which runs through March 2025. Future payments under such lease will amount to approximately $3,728,000, of which $173,000 is the balance due for the remainder of 2017.

In connection with the acquisition of Vislink, the Company assumed the lease obligations relating to Vislink office space in Dubai, United Arab Emirates. which runs through July 2018. Future payments under such lease will amount to approximately $40,000, of which $12,000 is the balance due for the remainder of 2017.

In connection with the acquisition of Vislink, the Company assumed the lease obligations relating to Vislink office space in Singapore which runs through August 2018. Future payments under such lease will amount to approximately $99,000, of which $9,000 is the balance due for the remainder of 2017.

The Company signed a new lease for office space in Hemel, U.K. in May 2017 which runs through April 2023. Future payments under such lease will amount to approximately $1,237,000, of which $58,000 is the balance due for the remainder of 2017.

NOTE 7 — COMMITMENTS AND CONTINGENCIES (continued)

The total obligation under minimum future annual rentals, exclusive of real estate taxes and related costs, are approximately as follows:

Amount
Balance 2017	$367,000
2018	1,266,000
2019	1,117,000
2020	822,000
2021	615,000
Thereafter	1,496,000
$5,683,000

Legal

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the nine months ended September 30, 2017, the Company did not have any material legal actions pending.

NOTE 8 — STOCKHOLDERS’ EQUITY

August 2017 Financing

On August 18, 2017, the Company closed a financing for 1,560,978 shares of common stock and warrants to purchase 780,489 shares of common stock (the “August 2017 Warrants”).  The Company received gross proceeds of $3,200,000 from the offering, before deducting placement agent fees and other offering expenses payable by the Company.  Aegis Capital Corp. acted as the sole placement agent for the offering.   The common stock was sold in a registered direct offering by means of a prospectus supplement to our then-existing shelf registration statement, while the August 2017 Warrants were sold privately to the same investors by means of an exemption from registration.  The August 2017 Warrants are exercisable immediately on the date of issuance at an exercise price of $2.50 per share and will expire five (5) years after the initial date of issuance.

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

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Pursuant to the Lincoln Park Purchase Agreement, the Company may, at its sole discretion and subject to certain conditions, direct Lincoln Park to purchase up to 125,000 shares of common stock on any business day (such purchases, “Regular Purchases”), provided that at least one (1) business day has passed since the most recent Regular Purchase was completed, and in no event will the amount of a single Regular Purchase exceed $1.0 million. The purchase price of Regular Purchases will be based on the prevailing market prices of the common stock, which shall be equal to the lesser of the lowest sale price of the common stock during the purchase date and the average of the three (3) lowest closing sale prices of the common stock during the ten (10) business days prior to the purchase date. The Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or additional purchases if the closing sale price of the common stock is not below the threshold prices as set forth in the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase.

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

Under the Lincoln Park Purchase Agreement, the Company is required to issue to Lincoln Park 192,431 shares of common stock as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. The 192,431 shares of common stock were issued on September 11, 2017 with a fair market value of $302,000, which was included in general and administrative expenses for the three and nine months ended September 30, 2017.

As of September 30, 2017, the Company has not sold any shares of common stock under the Lincoln Park Purchase Agreement.

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

Exercises of Warrants

From January 1, 2017 to September 30, 2017, warrants issued in connection with the December 2016 financing were exercised into 1,062,113 shares of common stock. The Company received $2,124,000 in gross proceeds from the exercise of such warrants.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Other Common Stock Issuances

During the nine months ended September 30, 2017, the Company issued:

•	1,321,873 shares of common stock to employees, directors, consultants and other professionals for a total value of $2,304,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	416,667 shares of common stock valued at $648,000 upon conversion of 5,000,000 shares of Series D Preferred Stock. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	104,218 shares of common stock for amounts previously deferred at a total value of $295,000.

•	84,800 shares of common stock in satisfaction of $180,000 interest accrued on the $2 Million Convertible Note. The number of shares of common stock issued was based upon the stated interest rate of the convertible promissory note and was determined by using the fair value of the common stock on the issuance date.

•	103,224 shares of common stock in satisfaction of related party obligations valued at $180,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

Warrants and Options

During the three and nine months ended September 30, 2017, the Company recorded approximately $795,000 and $1,397,000, respectively, as stock compensation expense from the amortization of stock options issued in prior periods. During the three and nine months ended September 30, 2016, the Company recorded $39,000 and $264,000, respectively, as stock compensation expense from the amortization of stock options issued in prior periods.

On February 16, 2017, the Board of Directors of the Company (the “Board”) approved a motion to cancel all outstanding stock options as the options were all out of the money in all previous stock option plans, thereby cancelling the 1,844 options that were outstanding on December 31, 2016.

On March 16, 2017, the Board passed a motion to grant options to certain directors, employees and advisors of the Company, and the Company issued 3,555,500 ten (10)-year options with an exercise price of $1.55 per share on March 24, 2017. The fair value of the options granted on March 24, 2017 was $1.549 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.90%, dividend yield of -0-%, volatility factor of 286.51% and the expected life of options of 6.00 years. The options vest at one third on March 24, 2018, one third on March 24, 2019 and one third on March 24, 2020.

On July 1, 2017, the Company issued 2,810,000 ten (10)-year options to employees with an exercise price of $1.62 per share. The fair value of the options granted on July 1, 2017 was $1.629 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.84%, dividend yield of -0-%, volatility factor of 283.93% and the expected life of options is 6.00 years. The options vest at one third on July 1, 2018, one third on July 1, 2019 and one third on July 1, 2020.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

As of September 30, 2017, the weighted average remaining contractual life was 9.6 years for options outstanding and -0- years for options exercisable. The intrinsic value of options exercisable at September 30, 2017 and 2016 was $0.04 per share and $0, respectively. As of September 30, 2017, the remaining expense is approximately $8.0 million over the remaining amortization period which is 2.75 years. The Company estimates forfeiture and volatility using historical information.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time using the simplified method. The Company has not paid dividends on common stock and no assumption of dividend payment is made in the model.

A summary of the Company’s warrant and option activity is as follows:

Warrants

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2017	7,611,904	$5.98
Granted	2,145,489	2.19
Exercised	(1,062,113)	2.06
Forfeited or Expired	(7)	42,000.00
Outstanding, September 30, 2017	8,695,273	$5.50
Exercisable, September 30, 2017	8,545,273	$5.55

Options

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2017	1,844	$1,544.37
Granted	6,365,500	1.58
Exercised	—	—
Cancelled	(96,844)	30.95
Outstanding, September 30, 2017	6,270,500	$1.58
Exercisable, September 30, 2017	—	$—

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

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on September 30, 2017:

Number of shares underlying the warrants on September 30, 2017	968,080
Fair market value of stock	$1.62
Exercise price	$2.00 to 2,400.00
Volatility	141% to 177%
Risk-free interest rate	1.13% to 1.92%
Expected dividend yield	—
Warrant life (years)	1.1 to 3.8

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance	$1,374,000	$1,222,000	$1,183,000	$1,284,000
Recognition of warrant liabilities on issuance dates	—	3,766,000	—	4,823,000
Reclassification to stockholders’ equity upon exercise	—	—	—	(2,379,000)
Change in fair value of derivative liabilities	(9,000)	(2,565,000)	182,000	(1,305,000)
Ending balance	$1,365,000	$2,423,000	$1,365,000	$2,423,000

NOTE 10 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. For the three and nine months ended September 30, 2017, the Company incurred fees related to the Management Agreement of $75,000 and $225,000, respectively. For the three and nine months ended September 30, 2016, the Company also incurred fees related to the Management Agreement of $75,000 and $225,000, respectively. In addition, during the nine months ended September 30, 2017, the Board approved an additional $54,000 in fees to be paid to MBTH as consideration for additional efforts provided by MBTH in connection with the Company’s financing and acquisition efforts. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s Chief Executive Officer and Executive Chairman, are directors of MBTH, and Richard Mooers, a director of the Company, is the Chief Executive Officer and a director of MBTH.

The Company has agreed to award MBTH a 3% Success Fee (as defined below) if MBTH arranges financing for the Company, arranges a merger, consolidation or sale by the Company of substantially all of the assets. The Company accrued approximately $436,000 for equity financings between August 1, 2015 and July 31, 2016 in connection with the 3% Success Fee. No additional fees in connection with the 3% Success Fee have been accrued since.

The balance outstanding to MBTH at September 30, 2017 and December 31, 2016 was $1,368,000 and $96,000, respectively, and has been included in due to related parties on the Condensed Consolidated Balance Sheet.

On March 3, 2016, our Board approved the issuance of up to $300,000 in shares of common stock to MBTH as compensation for financial services in connection with the IMT acquisition. Such shares of common stock were to be issued to MBTH in an initial tranche in the amount of up to $150,000 on March 15, 2016, and a second tranche to MBTH of up to $150,000 in shares of common stock if IMT achieved certain performance goals by December 31, 2016. On August 10, 2016, the disinterested members of the Board, believing it to be in the best interest of the Company, resolved to pay the award in cash instead of common stock. The Company accrued $150,000 in the due to related party balance owed to MBTH for the initial tranche and paid this cash fee in 2016. During the nine months ended September 30, 2017, the Company accrued the second tranche of $150,000 in the due to related party owed to MBTH.

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

The Company accrued an additional $1,480,000 in acquisition fees during the nine months ended September 30, 2017, in connection with the acquisition of Vislink as per the M&A Services Agreement. The $1,480,000 represents 8% of the acquisition price. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet.

The Company accrued an additional $777,000 in fees as 5% of the Bargain Purchase Gain during the nine months ended September 30, 2017 in connection with the acquisition of Vislink as per the M&A Services Agreement. The $777,000 represents 5% of the Bargain Purchase Gain of $15,530,000 after an independent, external advisor valued the acquisition. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet.

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

From January 1, 2017 to September 30, 2017, the Company issued 103,224 shares of common stock to MBTH in settlement of amounts due of $180,000.

NOTE 11 — CONCENTRATIONS

During the nine months ended September 30, 2017, the Company recorded revenue from individual sales or services rendered of $3,668,000 (11%) in excess of 10% from one customer of the Company’s total consolidated sales. During the three months ended September 30, 2017, the Company did not record revenue from individual sales or services rendered in excess of 10% of the Company’s total consolidated sales.

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

At September 30, 2017, the Company did not have any net accounts receivable due from one customer totaling over 10% of accounts receivable.

At September 30, 2016, approximately 42% of net accounts receivable was due from three customers, respectively, as follows: $272,000 (16%), $232,000 (14%) and $189,000 (11%) due from unrelated parties.

During the nine months ended September 30, 2017, approximately 32% of the Company’s inventory purchases were derived from two vendors. During the three months ended September 30, 2017, approximately 28% of the Company’s inventory purchases were derived from one vendor.

During the nine months ended September 30, 2016, approximately 44% of the Company’s inventory purchases were derived from three vendors. During the three months ended September 30, 2016, approximately 40% of the Company’s inventory purchases were derived from two vendors.

NOTE 12 – GEOGRAPHICAL INFORMATION

The Company has one operating segment and the decision-making group is the senior executive management team.

	Nine Months Ended	Three Months Ended
	September 30, 2017	September 30, 2017
Revenue:
North America	$13,084,000	$5,411,000
South America	4,274,000	1,163,000
Europe	8,973,000	1,940,000
Asia/Rest of World	7,380,000	1,644,000
	$33,711,000	$10,158,000

Nine Months Ended
September 30, 2017
Long-Lived Assets:
United States	$6,681,000
United Kingdom	4,628,000
$11,309,000

NOTE 13 — SUBSEQUENT EVENTS

Treco Issuance

From October 1, 2017 to November 14, 2017, the Company issued a total of 52,942 shares of common stock in repayment of $90,000 in interest relating to its $2 million long-term convertible note payable.

Other Common Stock Issuances

From October 1, 2017 to November 14, 2017, the Company issued a total of 266,964 shares of common stock at fair value to employees, directors, consultants and general counsel in lieu of paying approximately $434,000 worth of services.

From October 1, 2017 to November 14, 2017, the Company issued a total of 167,393 shares of common stock to MBTH in settlement of amounts due of $270,000.

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

Overview

The overarching strategy of xG Technology, Inc. (“xG Technology”, “xG”, the “Company”, “we”, “our”, “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC (“IMT”), Vislink Communication Systems (“Vislink” or “VCS”), and xMax. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. In addition to these brands, xG has a dedicated Federal Sector Group focused on providing next-generation spectrum sharing solutions to national defense, scientific research and other federal organizations.

IMT:

On January 29, 2016, xG completed the acquisition of the net assets that constituted the business of IMT, pursuant to an Asset Purchase Agreement by and between xG and Skyview Capital, LLC. The IMT business develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, which has allowed IMT to develop integrated solutions over the past 20 years that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

IMT provides product and service solutions marketed under the well-established brand names Nucomm, RF Central and IMT. Its video transmission products primarily address three major market areas: broadcasting, sports and entertainment, and surveillance (for military and government).

The broadcasting market consists of electronic news gathering, wireless camera systems, portable microwave, and fixed point to point systems. Customers within this market are blue-chip, tier-1 major network TV stations that include over-the-air broadcasters and cable and satellite news providers. For this market, IMT designs, develops and markets solutions for use in news helicopters, ground-based news vehicles, camera operations, central receive sites, remote onsite and studio newscasts and live television events. In this market, IMT’s Nucomm line is recognized as a premium brand of digital broadcast microwave video systems.

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

The government/surveillance market consists of key segments that include state and local law enforcement agencies, federal agencies and military system integrators. Customers within the government/surveillance market include recognizable state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice and the Department of Home Land Security. The key solutions IMT provides to this market are mission-critical wireless video solutions for applications, including manned and unmanned aerial and ground systems, mobile and handheld receive systems and transmitters for concealed video surveillance. IMT’s products in this market are sold under the brand name IMT.

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

Vislink serves two core markets: (i) broadcast and media and (ii) law enforcement, public safety and surveillance. In the broadcast and media market, Vislink provides broadcast communication links for the collection of live news, sports and entertainment events. Customers in this market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, public safety and surveillance market, Vislink provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. Its law enforcement, public safety and surveillance customers include metropolitan, regional and national law enforcement agencies, as well as domestic and international defense agencies and organizations.

While our intent is to merge Vislink’s operations with those of IMT, the Vislink brand and its legacy brands, including Gigawave, Link, Advent and MRC, will be preserved. IMT has assumed all the Vislink product warranties and will continue to support all the Vislink and IMT product offerings. Vislink’s business in the Americas will become part of IMT, and their business in the rest of the world will be handled by Vislink’s existing U.K. operation. IMT is maintaining all the existing physical facilities around the world, including offices in Colchester in the U.K., Billerica (Massachusetts), Anaheim (California), Singapore, Dubai, and IMT’s newest factory in Hackettstown (New Jersey).

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

xG Federal Sector Group:

The xG Federal Sector Group leverages xG’s extensive portfolio of patented RF communications technologies to engage in collaborative research and development projects.

Plan of Operations

We are executing on our sales and marketing strategy, through both direct sales to end-customers and indirect sales to channel network partners, and we have entered into a number of equipment purchase, reseller and teaming agreements as a result. These customer engagements span our target markets in rural telecommunications and defense.

Results of Operations

Comparison for the three and nine months ended September 30, 2017 and 2016

Revenues

Revenues for the three and nine months ended September 30, 2017 were $10.2 million and $33.7 million, respectively, compared to $1.9 million and $4.5 million for the three and nine months ended September 30, 2016, representing an increase of $8.3 million, or 437%, and $29.2 million, or 649%, respectively. The increases can be attributed to the acquisition of Vislink during the first quarter of 2017.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of Components for the three and nine months ended September 30, 2017 were $5.1 million and $20.3 million, respectively, compared to $1.0 million and $2.2 million for the three and nine months ended September 30, 2016, representing an increase of $4.1 million, or 410%, and $18.1 million, or 823%, respectively. The increases can be attributed to the acquisition of Vislink during the first quarter of 2017. Gross margins were lower than normal due to the Inventory Step-Up associated with the acquisition of Vislink being included in cost of components for the three months ended September 30, 2017.

We experienced a significant increase in revenue and the related costs in fiscal year 2017 due to the acquisition of Vislink. We also experienced lower gross margins than normal due to the Inventory Step-Up associated with the acquisition of Vislink being included in cost of components for the year ending December 31, 2017.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis. This includes salary and benefit expenses and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and nine months ended September 30, 2017, the Company incurred aggregate expense of $6.4 million and $19.3 million, respectively, compared to $2.3 million and $6.7 million for the three and nine months ended September 30, 2016, representing an increase of $4.1 million, or 178%, for the three months ended September 30, 2017 and $12.6 million, or 188%, for the nine months ended September 30, 2017.

The three-month increase of $4.1 million is due to the inclusion of $3.6 million of general and administrative expenses as a result of the Vislink acquisition on February 2, 2017. The other increases during the three months were $0.4 million due to stock based compensation associated with the expensing of stock options; $0.3 million as the fair market value of the commitment shares issued to Lincoln Park as consideration for entering into the Lincoln Park Purchase Agreement; and $0.1 million in consulting expenses. The increases were offset by a decrease of $0.3 million in consulting fees associated with the Company’s listing on the NASDAQ Capital Market.

The nine-month increase of $12.6 million is due to the inclusion of $9.1 million of general and administrative expenses as a result of the Vislink acquisition on February 2, 2017. The Company also incurred a one-time fee of $2.5 million to MBTH in fees related to the Vislink acquisition and a one-time fee of $0.1 million for the acquisition of IMT. Other increases during the nine months were $0.6 million due to in stock based compensation associated with the expensing of stock options; and $0.3 million as the fair market value of the commitment shares issued to Lincoln Park as consideration for entering into the Lincoln Park Purchase Agreement.

We expect general and administrative costs to increase going forward due to the acquisition of Vislink and IMT and the operations of such companies being included for a full year in the Company’s financial statements.

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefit expenses and payroll taxes, as well as costs for prototypes, facilities and travel. For the three and nine months ended September 30, 2017, the Company incurred aggregate expenses of $2.8 million and $7.1 million, respectively, compared to $1.4 million and $4.6 million, respectively, for the three and nine months ended September 30, 2016, representing an increase of $1.4 million, or 100%, for the three months ended September 30, 2017 and $2.5 million, or 54%, for the nine months ended September 30, 2017.

The three-month increase of $1.4 million is due to the inclusion of $1.1 million of research and development expenses as a result of the acquisition of Vislink on February 2, 2017. The other increase during the three months was $0.4 million due to in stock based compensation associated with the expensing of stock options. The increases were partially offset by a decrease of $0.1 million with regards to payroll and insurance due to a reduction in legacy personnel.

The nine-month increase of $2.5 million is due to the inclusion of $2.7 million of research and development expenses as a result of the acquisition of Vislink on February 2, 2017. The other increase during the nine months was $0.6 million due to in stock based compensation associated with the expensing of stock options. The increases were partially offset by decreases of $0.3 million with regard to payroll and $0.4 million in insurance due to a reduction in legacy personnel.

We expect research and development costs to increase going forward due to the acquisition of Vislink and IMT and the operations of such companies being included for a full year in the Company’s financial statements.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or reserved for slow moving or excess inventory. Inventory valuation adjustments for the three and nine months ended September 30, 2017 were $0.3 million and $0.4 million, respectively, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2016.

Amortization and Depreciation

Amortization and depreciation expenses for the three and nine months ended September 30, 2017 were $1.1 and $3.3 million, respectively, compared to $1.3 million and $4.1 million, respectively, for the three and nine months ended September 30, 2016 representing a decrease of $0.2 million, or 15%, in the three months ended September 30, 2017 and a decrease of $0.8 million, or 20%, in the nine months ended September 30, 2017. The decreases are due to less amortization of intangible assets as the Company took further impairment charges in the fourth quarter of 2016 leaving a smaller balance to amortize than for the comparative period in 2016.

Other

The changes in fair value of derivative liabilities for the three and nine months ended September 30, 2017 was $0.01 million and $(0.2) million, respectively. This is due to the changes in our stock price subsequent to these warrant issuances that resulted in an unrealized loss in the fair value of the derivative liabilities.

The gain on bargain purchase for the three and nine months ended September 30, 2017 was $0.0 million and $15.5 million, respectively, compared to $0.0 million and $2.7 million for the three and nine months ended September 30, 2016. The nine month gain on bargain purchase of $15.5 million is due to the Company’s acquisition of Vislink on February 2, 2017 compared to the gain on bargain purchase of $2.7 million which was due to the Company acquiring IMT on January 29, 2016. The excess of the aggregate fair value of the net tangible assets and identified intangible assets over the consideration paid has been treated as a gain on bargain purchase in accordance with ASC 805.

The Company utilized the services of an independent appraisal company to assist it in assessing the fair value of the Vislink assets and liabilities acquired. This assessment included an evaluation of the fair value of inventory, fixed assets and the fair value of the intangible assets acquired based upon the expected cash flows from the assets acquired. Additionally, the Company incorporated the carrying value of the remaining working capital, as Vislink’s management represented that the carrying value of these assets and liabilities served as a reasonable proxy for fair value. The valuation process included discussion with management regarding the history and business operations of Vislink, a study of the economic and industry conditions in which Vislink competes and an analysis of the historical and projected financial statements and other records and documents.

When it became apparent there was a potential for a bargain purchase gain, management reviewed the assets and liabilities acquired and the assumptions utilized in estimating their fair values. Further revisions to the estimates were not deemed necessary and after identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain with respect to Vislink was appropriate and required under GAAP.

The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it was reasonable for a bargain purchase to occur. Factors that contributed to the bargain purchase price were:

•	The Vislink acquisition was completed with motivated sellers who had a public strategy to concentrate on growing their software business as opposed to their technology and hardware businesses. As a strategic decision, the sellers intended to sell off the assets of the hardware business.

•	The announcement of Brexit led to a decline in the pound, which led to pressure by Vislink’s creditors to raise funds. The owners of Vislink were motivated to complete a transaction in order to use the proceeds to reduce the line of credit they owed to the bank.

•	The industry in 2015 and 2016 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The sellers believed these trends would continue. According to IBISWorld, industry revenue is expected to fall at an annualized rate of 0.6% over the next five years reflecting further deterioration in the industry. As a result, the sellers decided to sell the business.

•	Prior to Brexit, Vislink was under contract to be sold for a much higher price. The Company took advantage of the economic and industry downturn to negotiate a favorable price which was less than the value of the assets acquired for a total purchase consideration of $16 million.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

The gain on debt and payables extinguishment for the three and nine months ended September 30, 2017 was $0.01 million and $4.0 million, respectively. Of the $4.0 million, $2.9 million was a result of the Company coming to an agreement with the Sellers of Vislink, whereby the Company paid $2 million in cash and the Sellers extinguished the remaining $2.9 million principal amount owed. The $1.1 million was the result of receiving a credit for inventory that a customer consumed prior to the acquisition of Vislink, which the Company is now receiving a credit against outstanding invoices owed to that customer.

Other expense for the three and nine months ended September 30, 2017 was $0.00 million and $0.25 million, respectively, compared to $0.9 million and $1.0 million, respectively, for the three and nine months ended September 30, 2016. The $0.25 million represents the recording of a payment to the Sellers of Vislink, whereby if the Company received a payment on the sale to a specific customer, the Company would owe the Sellers 25% of such payment.

Interest expense for the three and nine months ended September 30, 2017 was $0.05 million and $0.6 million, respectively, compared to $0.1 million and $0.8 million, respectively, for the three and nine months ended September 30, 2016. The decreases were primarily due to the prior period recording of the 35% prepayment penalty recorded as interest on the conversion of the 8% Convertible Notes issued in June 2015 and July 2015 (the “8% Convertible Notes”) into the February 2016 financing; interest on the 5% Convertible Notes issued in January 2016 and 8% Convertible Notes; and interest on promissory notes with IMT and our Chief Executive Officer, George Schmitt.

Net Income (Loss)

For the three and nine months ended September 30, 2017, the Company had a net loss of $5.5 million and a net gain of $1.7 million, respectively, compared to a net loss of $3.1 million and $11.8 million for the three and nine months ended September 30, 2016, which is a decrease of $2.4 million and an increase of $13.5 million in net gain for the three and nine months ended September 30, 2017, respectively.

The increase in net gain is due mainly to the gain on bargain purchase associated with the acquisition of Vislink that closed on February 2, 2017.

Liquidity and Capital Resources

As of September 30, 2017, the Company had working capital of approximately $18.8 million, including $4.7 million of cash and cash equivalents. The Company incurred net income of $1.7 million for the nine months ended September 30, 2017.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Nine Month Periods Ended

(In Thousands)

	September 30, 2017	September 30, 2016
Cash flows used in Operating Activities	$(2,550)	$(6,480)
Cash flows used in Investing Activities	$(6,917)	$(35)
Cash flows provided by Financing Activities	$5,057	$7,979
Cash at end of period	$4,713	$1,832

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 totaled $2.6 million as compared to net cash used in operations of $6.5 million for the nine months ended September 30, 2016. Of the $2.6 million from operations in the nine months ended September 30, 2017, approximately $15.5 million was related to the gain on bargain purchase, $4.0 million related to the extinguishment of debt, $1.9 million was related to the increase of our inventory, $1.1 million was related to the increase in accounts receivable, $2.0 million was related to the increase in accounts payable, $1.1 million was related to the increase in accrued expenses and interest expense and the remaining balance consisted principally of the net loss from operations. Of the $6.5 million used in the nine months ended September 30, 2017, approximately $2.7 million was related to the gain on bargain purchase, $0.9 million was related to the increase of our inventory, $0.4 million was related to the increase in accounts payable, $0.1 million was related to the increase in accrued expenses and interest expense and the remaining balance consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $6.9 million as compared to $0.04 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company paid $6.5 million in cash consideration in connection with the acquisition of Vislink. Cash paid for the IMT acquisition was $0.2 million in the nine months ended September 30, 2016.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2017 was $5.1 million as compared to cash provided by financing activities of $8.0 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, there were net proceeds from the issuance of common stock in February 2017, August 2017 and the exercise of warrants totaling $8.0 million; the Company repaid $2.0 million of the Vislink Notes; and the Company repaid $0.8 million of convertible notes. During the nine months ended September 30, 2016, there were net proceeds from the issuance of Series B Preferred Stock in February 2016 and the issuance of common stock in May and July 2016 totaling $8.0 million; $1.0 million from short-term convertible notes; and $0.5 million from the exercise of warrants.

Nasdaq Compliance

On January 9, 2017, the Company received a letter from the staff of The Nasdaq Stock Market LLC (‘‘Nasdaq’’) stating that the Nasdaq staff determined that the Company regained compliance with the Nasdaq Capital Market minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2).

Financing Events

August 2017 Financing

On August 18, 2017, the Company closed a financing for 1,560,978 shares of common stock and warrants to purchase 780,489 shares of common stock (the “August 2017 Warrants”).  The Company received gross proceeds of $3,200,000 from the offering, before deducting placement agent fees and other offering expenses payable by the Company.  Aegis Capital Corp. acted as the sole placement agent for the offering.   The common stock was sold in a registered direct offering by means of a prospectus supplement to our then-existing shelf registration statement, while the August 2017 Warrants were sold privately to the same investors by means of an exemption from registration.  The August 2017 Warrants are exercisable immediately on the date of issuance at an exercise price of $2.50 per share and will expire five (5) years after the initial date of issuance.

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

Under the Lincoln Park Purchase Agreement, the Company is required to issue to Lincoln Park 192,431 shares of common stock as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. The 192,431 shares of common stock were issued on September 11, 2017 with a fair market value of $302,000, which was included in general and administrative expenses for the three and nine months ended September 30, 2017.

As of September 30, 2017, the Company has not sold any shares of common stock under the Lincoln Park Purchase Agreement.

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

Our condensed consolidated financial statements are prepared assuming we can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Previously, we disclosed management’s conclusion that substantial doubt existed as it related to our ability to continue as a going concern. With the acquisition of Vislink, substantial doubt has been remediated by increased revenues and a reduction of expenses which improved the cash flow from operations for the period ended September 30, 2017. We believe we will have sufficient cash flow to fund operations for the next twelve months.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our management concluded that as of September 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, in our Annual Report on Form 10-K for the year ended December 31, 2016, we identified material weaknesses in our internal control over financial reporting as a result of the lack of corporate accounting personnel necessary to maintain adequate segregation of duties, insufficient resources to hire additional accounting personnel with the requisite knowledge of U.S. GAAP, and not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. As of September 30, 2017, we concluded that certain of these material weaknesses continued to exist.

In 2016 and 2017, the Company has made substantial progress to eliminate the material weakness as it relates to segregation of duties through the hiring of an SEC reporting consultant to support the Vice President of Finance, the acquisition of accounting personnel in the IMT acquisition in January 2016 and the Vislink acquisition in February 2017 and the recent hiring of additional accounting personnel who are able to assist in supporting the Company’s accounting department. With the addition of these added resources, the Company believes it has eliminated the material weakness as it relates to its segregation of duties. The Company is continuing to further remediate its remaining material weaknesses as its resources permit.

Changes in Internal Controls

During the three months ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of September 30, 2017, we do not have any material litigation matters pending.

Item 1A.   Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Lincoln Park Purchase Agreement, on September 11, 2017, the Company issued to Lincoln Park 192,431 shares of common stock as commitment shares (the “Commitment Shares”) in consideration for entering into the Lincoln Park Purchase Agreement.

On August 18, 2017, in addition to closing a registered direct offering of 1,560,978 shares of common stock for which the Company received gross proceeds of $3,200,000 before deducting placement agent fees and other offering expenses payable by the Company, the Company closed a concurrent private placement, for no additional consideration, of warrants to purchase 780,489 shares of common stock (the “August 2017 Warrants”). The August 2017 Warrants are exercisable immediately on the date of issuance at an exercise price of $2.50 per share and will expire five (5) years after the initial date of issuance.

The Commitment Shares and the August 2017 Warrants were, and the common stock issuable upon exercise of the August 2017 Warrants will be, offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. The Company made this determination based on the representations of the investors which included, in pertinent part, that each investor is an “accredited investor” within the meaning of Rule 501 of Regulation D under the Securities Act and upon such further representations from each investor that (i) each investor is acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) each investor agrees not to sell or otherwise transfer the purchased shares of common stock unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) each investor has knowledge and experience in financial and business matters such that it is capable of evaluating the merits and risks of an investment in the Company, (iv) each investor had access to all of the Company’s documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which the Company possessed or was able to acquire without unreasonable effort and expense, and (v) each investor is able to bear the economic risk of an investment in the Company and can afford the complete loss of such investment. In addition, there was no general solicitation or advertising for the securities issued in reliance upon Regulation D under the Securities Act.

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

xG TECHNOLOGY, INC.

Date: November 14, 2017	By:	/s/ George Schmitt
George Schmitt
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Roger Branton
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

