Form 10-K
period 2017-12-31
xG TECHNOLOGY, INC.
filed 2018-04-02
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18.3 million based on the closing price of $1.62 for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 14,959,782 shares of its common stock outstanding as of April 2, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference as it will be included in the Proxy Statement for the 2018 Annual Meeting of Stockholders.

XG TECHNOLOGY, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

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

We file reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.xgtechnology.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

IMT

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

The government/surveillance market consists of key segments that include state and local law enforcement agencies, federal agencies and military system integrators. Customers within this market include recognizable state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice and the Department of Homeland Security. The key solutions IMT provides to this market are mission-critical wireless video solutions for applications, including manned and unmanned aerial and ground systems, mobile and handheld receive systems and transmitters for concealed video surveillance. IMT’s products in this market are sold under the brand name IMT.

Vislink

xG Technology originally announced the acquisition of Vislink on October 20, 2016 in a $16 million binding asset purchase agreement. On February 2, 2017, xG completed the acquisition of the net assets that constituted the business of Vislink pursuant to an asset purchase agreement by and among xG, Vislink PLC, an England and Wales registered limited company (the “Guarantor”), Vislink International Limited, an England and Wales registered limited liability company (the “U.K. Seller”), and Vislink Inc., a Delaware corporation (the “U.S. Seller,” and together with the U.K. Seller, the “Sellers”), dated December 16, 2016, as amended on January 13, 2017.

Vislink specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items.

Vislink serves two core markets: (i) broadcast & media and (ii) law enforcement, public safety and surveillance. In the broadcast and media market, Vislink provides broadcast communication links for the collection of live news and sports and entertainment events. Customers in this market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, public safety and surveillance market, Vislink provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. Its law enforcement, public safety and surveillance customers include metropolitan, regional and national law enforcement agencies, as well as domestic and international defense agencies and organizations. Across its core markets, Vislink is also a leading global manufacturer of satellite communication services, with solutions destined for use in both fixed installations and small, rapidly-deployable configurations.

In 2017, we began the process of merging Vislink’s product offerings and operations with those of IMT and xG. We have initiated the co-branding of the IMT and Vislink, while still preserving the Vislink brand and its legacy brands, including Gigawave, Link, Advent and MRC, in markets where strong brand identification still exists. IMT has assumed all the Vislink product warranties and will continue to support all the Vislink and IMT product offerings. Vislink’s business in the Americas has become part of IMT, while its business in the rest of the world is operated by Vislink’s existing U.K. operation.

xMax

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

xG Federal Sector Group

The xG Federal Sector Group leverages xG’s extensive portfolio of patented RF communications technologies to engage in collaborative research and development projects.

Our Strategy

IMT and Vislink Video Brands

Our acquisitions of IMT and Vislink are part of xG’s plan to diversify and grow in the following industries: broadcast and media, sports and entertainment and public safety, surveillance and defense. They allow us to offer a broad array of end-to-end, high-reliability, high-data rate, long-range wireless video transmission solutions. These solutions are being used for applications in growing market segments, including in-game sports video mobile feeds, real-time capture and display of footage from drones and other aerial platforms, and rapid-response electronic news gathering operations.

The key sector strategies for IMT and Vislink are to expand the various markets for existing miniature wireless video products, which include the educational sector, videographers, and video service providers, provide complete end-to-end solutions for the video surveillance market, and introduce complete end-to-end IP technology into the broadcast and media market.

The acquisition of Vislink is expected to offer xG the opportunity to realize synergies with its IMT business unit, while allowing both entities to offer an expanded suite of services and product offerings in the markets they are already active in. A key advantage is that there is currently limited overlap in product offerings, sales channels and market coverage between the two companies. For example, Vislink has a substantial client base in international markets where IMT has had a limited presence. In addition, IMT has a very strong product portfolio targeted to U.S. federal law enforcement and high-end sports broadcasting customers who will now have access to additional solutions based on Vislink’s product configurations. Finally, Vislink has traditionally focused on licensed spectrum solutions where IMT has pioneered the use of non-licensed spectrum for many applications. Combining xG’s shared spectrum and interference mitigation techniques with an expanded IMT/Vislink product lineup will provide an opening into additional customer bases that currently do not have access to licensed spectrum.

xMax

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

xG Federal Sector Group

Among the key technological areas in which the xG Federal Sector Group participates in funded research and development initiatives are the following:

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

Market Overview

IMT and Vislink

Our IMT and Vislink services and product offerings broadly address three markets: broadcasting and media, sports and entertainment, and law enforcement, public safety and surveillance (military and government).

The broadcasting and media market consists of electronic news gathering, wireless camera systems, portable microwave, and fixed point to point systems. The market looks to improve operational efficiencies in the gathering, production, and transmission of wireless content. Recent trends in the market include a movement towards IP connectivity over point to point links for infrastructure, high definition upgrades of remote news gathering vehicles, and continued pressure to reduce expenses by improving operational efficiencies. Customers within this market are major network TV stations, including over-the-air broadcasters and cable and satellite news providers, national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. IMT and Vislink focus on the specific manner in which these customers create and gather content wirelessly.

The sports and entertainment market consists of key segments, including sports production, sports venue entertainment systems, movie director video assist, and the non-professional user segment. Generally, this market is focused on more agile wireless video systems. Drivers in these markets include small, lightweight, easy to use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market are to further reduce the size and improve agility of the wireless video systems as users are demanding higher link reliabilities at longer ranges. Customers within this market are professional sports teams, movie production companies, live video production service providers, system integrators and a growing segment of drone and unmanned ground vehicle providers.

The law enforcement, public safety and surveillance market consists of key segments including state and local law enforcement agencies, federal agencies and military system integrators. The market looks to improve the reliability and quality of video content without adding complexity. The video systems must be operated without technical intervention. State and local agencies benefit from Department of Homeland Security grant programs to improve overall security. Recent trends within these segments include improved interoperability within agencies, and demand for fully integrated systems including robust microwave combined with ubiquitous IP networks. As wireless video systems are becoming more reliable and easier to deploy, the adoption rate of wireless systems is increasing. Customers within this market include state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice and the Department of Homeland Security.

xMax

The key market sectors that rely on communications systems that have mission-critical capabilities are public safety/emergency management and defense.

In emergency management operations, reliable communications are an absolute requirement and cannot be compromised by interference, network congestion caused by other users, or lack of coverage or reliability. Public safety workers cannot lose voice communications in times of emergency or at large public gatherings. In addition, many police and fire organizations are using public cellular or WiFi networks for data communications.

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

xMax was specifically engineered to deliver voice, video, and data communications in crisis environments. The public safety community can benefit from the following features that the xMax cognitive radio network offers:

•	Works with common-off-the-shelf smartphones and smart devices
•	Extremely difficult to scan, hack or jam
•	Can enable effective operation in free, unlicensed spectrum
•	Integrates with legacy systems
•	Cost-effective ongoing operations

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

In military wireless communications scenarios, xMax can fulfill the requirements of military wireless communications planners due to the following attributes:

•	A fully expeditionary communications network that supports voice, video, and broadband data over one set of hardware.

•	Exceptionally low probability of jamming or hacking. Patented active interference mitigation technologies make the system resistant to jamming and hacking attempts, with a very low chance of message interception, even in the most unpredictable spectrum conditions.

•	Deploys and scales easily. xG’s patented interference mitigation and self-organizing technologies enable rapid deployment and expansion without complex network engineering or frequency planning.

•	Suitability in emergency situations.

•	Flexible deployment options for fixed, mobile, airborne, or expeditionary deployments.

•	Multiple backhaul options, including SATCOM, microwave, Ethernet, cellular, and WiFi.

•	Device agnostic, allowing the use of any smartphone, tablet, laptop, or rugged mobile device from any manufacturer.

•	All-IP architecture allows xMax to digitally interface with legacy systems.

•	Global operation by using the 900-928 MHz frequency band.

•	A truly mobile network proven to deliver seamless handoffs at up to 70 mph.

•	Deploys in minutes to provide command and control in emergency situations.

•	Provides a resilient, robust and redundant network with low operational cost over the service life of the equipment.

Our Products

Through our IMT and Vislink businesses, we are able to offer a full spectrum of wireless video products which are built around providing complete solutions. Both companies have traditionally focused on the development of core product technologies that have the potential for application in final assembled products that cross market segments. Such technology focus areas include RF and microwave component development spanning the frequency range from DC to 18GHz, waveform modulation, H.264 video encoding and decoding, 4K UHD (Ultra High Definition) camera systems, IP-based electronic newsgathering systems, and digital signal processing. Through these products, we are positioned with significant technology IP and an established reputation for rapidly and economically delivering complex, bespoke engineering products and solutions to customers that are expertly managed to tight deadlines. Production of these products can be rapidly scaled to respond to changes in market demand.

IMT Products

Broadcast: IMT offers a line of high-margin receiver products including the CRx2, CRx6 and CIRAS-X6. These products may be interconnected over IP networks, expanding and simplifying their overall use and reducing the deployment cost significantly. The MicroLite is a small, low-cost wireless camera system enabling broadcast news operators to eliminate the use of coaxial cables in their remote news operations. This significantly reduces labor costs in the operation and increases the speed and agility of the cameramen to focus on capturing engaging content.

CRx2 Receiver

CRx6 Receiver

CIRAS-X6 Receiver

Sports and Entertainment: The MicroLite 2 is a professional-grade wireless transmitter that is available in both licensed and unlicensed frequency bands, the latter enabling non-TV broadcasters to capture broadcast quality video without the cost and limitations of gaining a frequency license. The unlicensed market is very large and just being opened to high quality technologies.

MicroLite 2

Government/Surveillance: IMT has focused on miniature transmitters and handheld receivers and benefits from limited competition in this area. The IMT DragonFly is designed to capture real-time, high-quality video from UAV/UGV/Body Cams/Concealments for display on fixed or mobile receive applications. The MiniMobile Commander and Mobile Commander are handheld receiver/monitors designed for tactical situations. IMT vNet IP Video Distribution Servers enable commanders and managers to view near real time video captured on scene and consumed anywhere in the world over public and private IP networks.

IMT DragonFly

MiniMobile Commander
Receiver Monitor

Mobile Commander
Receiver Monitor

Vislink Products

Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. Vislink solutions include the following product categories:

Vislink’s key product offerings include:

•	HCAM, a 4K Ultra HD-capable on-camera wireless video transmitter;

•	HDX-1100, a high-powered aircraft downlink transmitter;

•	Newsnet, a revolutionary approach to ENG operations that brings studio workflows directly to the field;

•	ViewBack, a lightweight, low power, low latency, dual channel diversity receiver-decoder that enables quicker production, more efficient editing, and more effective collaboration between camera operators and studio teams; and

•	SatWare, a high-performance embedded computing and routing system designed to provide enhanced capability and simplified use of broadcast equipment in the field.

HCAM

HDX-1100

xMax

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

The equipment that we develop, manufacture and market under the xMax brand includes a suite of products and services that encompass an integrated, turnkey network solution, as set forth below. These products embody our broad portfolio of innovative intellectual property including spectrum sharing, interference mitigation, multiple-input multiple-output (MIMO) and cognitive and software defined radio (SDR). xMax utilizes an end-to-end IP architecture that allows it to serve as a turnkey network system ranging from a last-mile solution to a full network backbone.

xMax products include the following components:

•	xMax NOW Transportable Broadband Wireless System;
•	CN5100 Mobile Hotspots;
•	CN3100 Vehicle Modems designed to be installed inside or outside vehicles;
•	CN3200 Dual-Band Routing Modem;
•	CN1100 Wireless Access Point; and
•	CN7000 Mobile Control Center

 Below is a diagram that provides a high-level overview of the xMax network architecture:

Competition and Competitive Positioning

The primary competitors of IMT and Vislink are Domo Tactical Communications (formerly a division of Cobham), Silvus Technologies, Persistent Systems, Troll Systems and a number of smaller market- specific businesses.

The union of IMT and Vislink created the market share leader in the professional broadcast and media video transmission sector. We believe that their products solve a growing market need for stable, high-definition, wireless video communications. Separately, IMT and Vislink have been able to successfully leverage their long  history of broadcast industry leadership, reputations for advanced technology, and ability to provide end-to-end-solutions in order to maintain and increase their customer bases and to continue providing highly competitive offerings. Both companies have mature product offerings that address applications in growing market segments, including in-game sports video mobile feeds, real-time capture and display of footage from drones and other aerial platforms, and rapid-response electronic news gathering operations.

As the businesses continue to be integrated, it is expected that these advantages will be further strengthened. Because there is currently minimal overlap in product offerings between IMT and Vislink, we believe we will now have the opportunity to offer an expanded range of product offerings, additional services and enhanced capabilities. We believe this expansion of product offerings will position us for continued growth in the broadcast and sports and entertainment markets, and we expect near term growth in the government/surveillance market. As we realize full control of the production processes of  IMT and Vislink, we expect to be able to realize improving margins, control over product quality and competitive agility.

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

We not only face competition from other companies developing cognitive radio solutions, but we are also competing for sales to end-user customers with companies offering solutions utilizing other technologies for access to licensed and unlicensed spectrum, such as LTE and Wi-Fi. In the cognitive radio market, our competitors include, Neul Ltd., Shared Spectrum Corporation and Adaptrum.

The main vendor in the public safety market is Motorola Solutions, which is a global player that holds a dominant market share in the U.S. of over 80% in public safety and government wireless networks. Meanwhile, in the defense market, there are several large and significant companies that provide wireless communications systems to U.S. and international military agencies, including Harris Corporation, ITT Industries, Raytheon, Boeing, Thales Communications and Lockheed Martin. It is common for one competitor to be a subcontractor to another competitor who is the prime contractor and vice versa as programs of record ramp up and ramp down over time.

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

IP Product Architecture — The all-IP architecture on which xMax is based allows end-users to access the network with any IP-enabled device such as smartphones, tablets, and laptops while using their preferred software including VPNs and other security applications. We believe this can reduce costs by eliminating the need for expensive proprietary end-user devices and applications, while freeing users from the constraints of public cellular networks.

Exceptional Flexibility — xMax can serve as either a fixed, mobile, portable, or aerial wireless infrastructure, making it ideal for a number of deployment scenarios, including emergency response, public safety and defense, where communications must often be established quickly in remote areas, as well as for utilities and other critical infrastructure operations.

High Level of Interoperability — Although xMax operates as a self-contained communications infrastructure, it is interoperable with both public and private systems including P25, PSTN, cellular networks, and the forthcoming FirstNet nationwide public safety communications network.

Interference Mitigation — Whereas most competitors’ efforts to date focus on interference avoidance, we have extended our core competency into the realm of interference mitigation. In a world where wireless demand is certain to result in more congested airwaves, we believe the fact that our intellectual property can help to ameliorate interference is a competitive advantage in the marketplace.

 We believe we compete favorably with respect to the areas set forth above. However, our industry is evolving rapidly and is becoming increasingly competitive. Other developers could develop alternative wireless cognitive networks and other technologies that may adversely affect our ability to attract and retain customers. These competitors may include companies of which we may not be currently aware.

With respect to our xG Federal Sector Group, we believe that the growing need for wireless spectrum among public and private users will continue to drive interest in technology-based spectrum sharing approaches, such as cognitive radio and opportunistic (i.e. shared) spectrum use. In fact, a number of federal agencies, including the Department of Defense, the National Science Foundation, and the Department of Energy, have ongoing research and development activities in the area of spectrum sharing. For example, the Defense Advanced Research Projects Agency (DARPA) supported early research into cognitive radio and dynamic spectrum access and it continues to address key problem areas in spectrum sharing for military systems. Leveraging elements of our intellectual property portfolio and technological foundation in areas including interference mitigation, cognitive radios and interference mitigation and multiple in, multiple out (“MIMO”) antenna technology, we believe we are well-placed to identify, respond to, and secure funded spectrum sharing research opportunities.

Sales and Marketing

Our sales team currently is comprised of sales managers responsible for defined regional areas, inside sales personnel, and business development representatives focused on targeted sectors and/or regions. They are supported by solution engineers trained in technical sales with a given market focus. This sales team is focused on supporting our current customers, as well as nurturing relationships with prospective customers in key domestic and international markets. For our IMT, Vislink and xMax brands, we employ a combination of sales channels, including direct-to-end customer sales, network group sales, reseller/integrators and Original Equipment Manufacturer (“OEM”) sales channels in order to use the most efficient means of reaching customers depending on the market segment. Sales efforts are supported by marketing and public relations activities, digital and print marketing initiatives, the creation of support materials, and trade show and other event appearances.

Our IMT and Vislink entities have developed significant followings based on the reputation of their product offerings for performance, reliability and use of advanced technology. Both have developed diverse and stable customer bases for repeat product purchases from blue chip, tier-1 clients in the broadcasting and sports and entertainment markets, as well as among high-profile agencies and organizations in the surveillance (military and government) markets.

As of December 31, 2017, our business development, sales and marketing team consisted of 43 full-time employees or contractors.

Customers

Our IMT and Vislink entities have developed significant followings based on the reputation of their product offerings for performance, reliability and use of advanced technology. Both have developed diverse and stable customer bases for repeat product purchases from blue chip, tier-1 clients in the broadcasting and sports and entertainment markets, as well as among high-profile agencies and organizations in the surveillance (military and government) markets.

Manufacturing and Suppliers

We have historically retained contract manufacturers to manufacture, test, assure the quality of, and ship our products. With the acquisitions of IMT and Vislink, we have additional options for both internal and external manufacturing of products. This provides us the opportunity to develop optimal supply chains that are tailored to our needs on a per-product and per-solution basis. Going forward, we anticipate that we will focus on our core strengths, which are innovation and technology design and the development and creation and exploitation of our intellectual property. Accordingly, we ultimately plan to become a designer, developer and fabless supplier of xMax integrated circuits and system software solutions for xMax products where we would supply integrated circuits produced either through the IMT and Vislink assets, if we are able to successfully integrate them into our business, or by third party manufacturing partners under license, software, reference designs, features, tools and technical support.

While we have begun to integrate IMT and Vislink into our plan to build our products, we may continue to rely, particularly in the short term, on third party components and technology to build our products, as we procure components, subassemblies and products necessary for the manufacture of our products based upon our design, development and production needs. While components and supplies are generally available from a variety of sources, we currently depend on a single or limited number of suppliers for several components for our products. We are using a single source digital signal processor that may be difficult to replace with an equivalent performance device. We rely on purchase orders rather than long-term contracts with our suppliers. We do not currently stockpile enough components to mitigate any potential supply disruption if we are required to re-engineer our products to use alternative components.

Intellectual Property

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop our technologies, solutions and products. We have developed a broad portfolio of intellectual property that covers wired and wireless communications systems. As of December 31, 2017, in the U.S., we have 57 patents granted, 1 patent application pending, and no provisional application pending. Internationally, we have 33 patents granted, 4 patent applications pending, and no Patent Cooperation Treaty (PCT) applications.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, since we went public in July 2013. We will remain an emerging growth company for up to the last day of the fiscal year following the fifth anniversary of our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Pursuant to Section 102 of the JOBS Act, we have provided reduced executive compensation disclosure and have omitted a compensation discussion and analysis from this Report. Pursuant to Section 107 of the JOBS Act, we have elected to utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We will lose our emerging growth status on December 31, 2018.

Employees

As of December 31, 2017, we employed 222 full-time equivalent employees, contractors or consultants, which included 85 in development, 5 officers, 22 in general and administrative, 8 in business development, 67 in operations and 35 in sales and marketing. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union or are party to collective bargaining agreements. We believe that we have good relations with our employees.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and marketing and business development office are located in Sarasota, Florida, in an office consisting of a total of 3,403 square feet pursuant to a lease that expires on October 31, 2019. For our research and development, engineering, sales and support personnel we also have an office in Sunrise, Florida consisting of 11,029 square feet pursuant to a lease that expires on May 13, 2018. IMT has 14,416 square feet in Hackettstown, New Jersey pursuant to a lease that expires on April 29, 2020. Vislink has 39,327 square feet in Billerica, Massachusetts pursuant to a lease that expires on May 31, 2021; 12,435 square feet in Hemel, United Kingdom pursuant to a lease that expires October 31, 2020; 14,000 square feet in Colchester, United Kingdom pursuant to a lease that expires on March 24, 2025; 839 square feet in Dubai, U.A.E. pursuant to a lease that expires on July 31, 2018; 1,100 square feet in Singapore pursuant to a lease that expires on August 9, 2020; and 3,000 square feet in Anaheim, California pursuant to a lease that expires on June 30, 2018. We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are currently listed on The NASDAQ Stock Market under the symbol “XGTI”.

The following table shows the high and low market prices for our shares for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly. As a result, the market prices shown in the following table may not be indicative of the market prices at which our shares of common stock will trade after this filing. These prices reflect the 1-for-10 reverse stock split on July 17, 2015, the 1-for-12 reverse stock split on June 20, 2016 and the 1-for-10 reverse stock split on December 15, 2016.

	Share Price
Quarter	High	Low
Fourth Quarter 2017	$1.98	$1.35
Third Quarter 2017	$2.65	$1.55
Second Quarter 2017	$2.29	$1.31
First Quarter 2017	$2.92	$1.34
Fourth Quarter 2016	$6.20	$1.17
Third Quarter 2016	$11.70	$2.50
Second Quarter 2016	$34.80	$8.40
First Quarter 2016	$28.80	$9.60

Holders

As of April 2, 2018, there were 14,959,782 shares of common stock outstanding and approximately 149 holders of record of our shares. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. Our transfer agent and registrar is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item which will be included in our 2018 Proxy Statement.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2017 and December 31, 2016 should be read in conjunction with the accompanying consolidated financial statements and the related notes included in Item 8 in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

IMT

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

The government/surveillance market consists of key segments that include state and local law enforcement agencies, federal agencies and military system integrators. Customers within the government/surveillance market include recognizable state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice and the Department of Homeland Security. The key solutions IMT provides to this market are mission-critical wireless video solutions for applications, including manned and unmanned aerial and ground systems, mobile and handheld receive systems and transmitters for concealed video surveillance. IMT’s products in this market are sold under the brand name IMT.

Vislink

xG originally announced the acquisition of Vislink on October 20, 2016 in a $16 million binding asset purchase agreement. On February 2, 2017, xG completed the acquisition of the net assets that constituted the business of Vislink, pursuant to an asset purchase agreement by and among xG, Vislink PLC, an England and Wales registered limited company, Vislink International Limited, an England and Wales registered limited liability company, and Vislink Inc., a Delaware corporation, dated December 16, 2016, as amended on January 13, 2017.

Vislink specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items.

Vislink serves two core markets: (i) broadcast and media and (ii) law enforcement, public safety and surveillance. In the broadcast and media market, Vislink provides broadcast communication links for the collection of live news and sports and entertainment events. Customers in this market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, public safety and surveillance market, Vislink provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. Its law enforcement, public safety and surveillance customers include metropolitan, regional and national law enforcement agencies, as well as domestic and international defense agencies and organizations.

In 2017, we began the process of merging Vislink’s product offerings and operations with those of IMT and xG. We have initiated the co-branding of the IMT and Vislink product lines, while still preserving the Vislink brand and its legacy brands, including Gigawave, Link, Advent and MRC, in markets where strong brand identification still exists. IMT has assumed all the Vislink product warranties and will continue to support all the Vislink and IMT product offerings. Vislink’s business in the Americas has become part of IMT, while its business in the rest of the world is being handled by Vislink’s existing U.K. operation.

xMax

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

xG Federal Sector Group

The xG Federal Sector Group leverages xG’s extensive portfolio of patented RF communications technologies to engage in collaborative research and development projects.

Results of Operations

The following table sets forth the items contained in the consolidated statements of operations of the financial statements included herewith for the fiscal years ended December 31, 2017 and December 31, 2016.

xG TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS)

	For the Years Ended
	December 31,
	2017	2016
Revenue	$47,824	$6,574
Cost of revenue and operating expenses
Cost of components and personnel	28,220	3,133
Inventory valuation adjustments	1,781	2,417
General and administrative expenses	27,015	9,534
Research and development	9,799	6,106
Impairment charge	—	2,683
Amortization and depreciation	4,398	5,561
Total cost of revenue and operating expenses	(71,213)	(29,434)
Loss from operations	(23,389)	(22,860)
Other income (expenses)
Changes in fair value of derivative liabilities	(88)	2,545
Offering expenses	—	(684)
Gain on bargain purchase	10,911	2,749
Gain on debt and payable extinguishment	2,900	—
Other expense	(251)	(1,727)
Interest expense	(629)	(925)
Total other income	12,843	1,958
Net loss	$(10,546)	$(20,902)
Dividends and deemed dividends	—	(1,808)
Net loss attributable to common shareholders	$(10,546)	$(22,710)

Revenue

Revenues for the year ended December 31, 2017 were $47.8 million compared to $6.6 million for the year ended December 31, 2016, representing an increase of $41.2 million or 624%. The increase was primarily due to the revenue generated by Vislink.

Of the $47.8 million in revenue in 2017, $46.9 million resulted from sales of equipment and $0.9 million resulted from engineering and consulting services agreements. Of the $6.6 million in revenue in 2016, $6.3 million resulted from sales of equipment and $0.3 million resulted from engineering and consulting services agreements.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the year ended December 31, 2017 were $28.2 million compared to $3.1 million for the year ended December 31, 2016, representing an increase of $25.1 million or 810%. The increase is attributed to the acquisition of Vislink during the first quarter of 2017. Gross margins were lower than what we anticipate them to be in the future due to the increase in fair value assessed by the third-party appraisals (“Inventory Step-Up”) associated with the acquisition of IMT and Vislink being included in cost of components for the years ended December 31, 2017 and 2016. The assigned fair value associated with our business acquisitions have been amortized and included in cost of components and personnel in the amounts of $3.5 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively.

Of the $28.2 million cost of components and personnel in 2017, $27.8 million is based on the cost of components and the time allocated to building the products sold and $0.4 million is based on the cost of the time allocated towards the engineering and consulting services agreements. Of the $3.1 million cost of components and personnel in 2016, $3.0 million is based on the cost of components and the time allocated to building the products sold and $0.1 million is based on the cost of the time allocated towards the engineering and consulting services agreements.

We do anticipate an increase in revenue and the related costs in 2018 due to Vislink’s revenue and related costs being included for a full year. We do anticipate higher gross margins in 2018 since the Inventory Step-Ups are fully amortized.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or written down to their net realizable value. Inventory valuation adjustments decreased by $0.6 million or 25%, from $2.4 million in the year ended December 31, 2016 to $1.8 million in the year ended December 31, 2017. The decrease is primarily due to larger write-downs of xG legacy inventory in 2016 due to lack of sales.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis and include salary and benefit expenses including stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel.

General and administrative expenses for the year ended December 31, 2017 were $27.0 million compared to $9.5 million for the year ended December 31, 2016, representing an increase of $17.5 million or 184%.

The increase of $17.5 million is due to the inclusion of $13.1 million of general and administrative expenses as a result of the Vislink acquisition on February 2, 2017. The Company also incurred a one-time fee of $2.5 million payable to MB Technology Holdings, LLC (“MBTH”) related to their role in the completion of the Vislink acquisition and a one-time fee of $0.2 million for their role in the completion of the acquisition of IMT. MBTH provides services in connection with merger and acquisition searches, negotiating and structuring deal terms along with certain management and financial services to the Company. Other increases during the year were $0.9 million of stock based compensation associated with the expensing of stock options granted; $0.7 million in payroll due to the accrual of bonuses and twelve months of IMT payroll compared to 11 months in the prior year; $0.3 million of expense resulting from the grant date fair value of the commitment shares issued to Lincoln Park  Capital Fund, LLC as consideration for entering into the purchase agreement with the Company, dated May 19, 2017 (the “Lincoln Park Purchase Agreement”); $0.2 million in consulting expenses; $0.1 million in travel expenses and $0.1 million in franchise taxes and licenses. The increases were offset by a decrease of $0.6 million in consulting fees associated with the Company’s listing on the NASDAQ Capital Market.

We expect general and administrative costs to increase going forward due to Vislink’s operations being included for a full year.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities and travel.

Research and development expenses for the year ended December 31, 2017 were $9.8 million compared to $6.1 million for the year ended December 31, 2016, representing an increase of $3.7 million or 61%.

The increase of $3.7 million is due to the inclusion of $3.7 million of research and development expenses as a result of the acquisition of Vislink on February 2, 2017. The other increase during 2017 includes $0.9 million in stock based compensation associated with the expensing of stock options. The increases were partially offset by decreases of $0.4 million with regard to payroll and $0.4 million in insurance due to a reduction in legacy personnel.

We expect research and development costs to increase going forward due to Vislink’s operations being included for a full year.

Amortization and Depreciation

Amortization and depreciation expenses for the year ended December 31, 2017 were $4.4 million compared to $5.6 million for the year ended December 31, 2016, representing a decrease of $1.2 million or 21%. The decrease is due to the reduction in the amortization of software development costs in 2017 because we recorded impairment charges relating to certain xG software development costs of $2.7 million in 2016. The decrease was partially offset by the amortization of $1.0 million on the step-up in valuation of certain assets of IMT and Vislink in 2017.

Impairment

No impairments related to long-lived assets or amortized intangible assets were recorded during the year ended December 31, 2017 and an impairment charge of $2.7 million was recognized for the year ended December 31, 2016. The Company recorded impairment charges relating to certain xG software development costs due to our analysis of the net realizable value of our capitalized software costs in 2016.

Other Income (Expense)

The changes in fair value of derivative liabilities decreased by $2.6 million, or 104%, from a $2.5 million gain in the year ended December 31, 2016 to $0.1 million loss in the year ended December 31, 2017. This is due to the slight increase in our common stock price in 2017 as compared to 2016 that resulted in an unrealized loss in the fair value of the derivative liabilities.

Offering expenses were $0.0 million for the year ended December 31, 2017 compared to $0.7 million for the year ended December 31, 2016. The $0.7 million is the allocation of the offering expenses associated with the warrants issued in connection with our May 2016 and July 2016 financings, which were classified as derivative liabilities.

The gain on bargain purchase was $10.9 million for the year ended December 31, 2017 compared to $2.7 million for the year ended December 31, 2016. The 2017 gain on bargain purchase of $10.9 million is due to the Company’s acquisition of Vislink on February 2, 2017 compared to the gain on bargain purchase of $2.7 million which was due to the Company acquiring IMT on January 29, 2016. The excess of the aggregate fair value of the net tangible assets and identified intangible assets over the consideration paid has been treated as a gain on bargain purchase in accordance with ASC 805.

The gain on debt extinguishment was $2.9 million for the year ended December 31, 2017 compared to $0 for the year ended December 31, 2016. The 2017 gain on debt extinguishment of $2.9 million is due to the Company’s agreement with the Sellers of Vislink on March 17, 2017, pursuant to which the Company paid $2 million in cash to the Sellers and the Sellers extinguished the remaining $2.9 million of principal owed in connection with the Company’s acquisition of Vislink.

Vislink Bargain Purchase

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

When it became apparent there was a potential for a bargain purchase gain, management reviewed the Vislink assets and liabilities acquired and the assumptions utilized in estimating their fair values. The Company determined that provisional amounts, previously recognized, required adjustments to reflect new information obtained. According to ASC 805-10-25-15, the Company has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. Upon additional review of identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain with respect to Vislink was appropriate and required under GAAP.

The Company then undertook a review to determine what factors might contribute to a reasonable conclusion of recognizing the recording of a bargain purchase. Factors that contributed to the conclusion to recognize a bargain purchase price were:

•	The Vislink acquisition was completed with motivated Sellers who had a public strategy to concentrate on growing their software business as opposed to their technology and hardware businesses. As a strategic decision, the Sellers intended to sell off the assets of the hardware business.

•	The announcement of the U.K. leaving the European Union led to a decline in the pound, which led to pressure by Vislink’s creditors to raise funds. The owners of Vislink were motivated to complete a transaction in order to use the proceeds to reduce the line of credit they owed to the bank.

•	The industry in 2015 and 2016 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The Sellers believed these trends would continue. According to IBISWorld, industry revenue is expected to fall at an annualized rate of 0.6% over the next five years reflecting further deterioration in the industry. As a result, the Sellers decided to sell the business.

•	Prior to the U.K. leaving the European Union, Vislink was under contract to be sold for a much higher price. The Company took advantage of the economic and industry downturn to negotiate a favorable price which was less than the value of the assets acquired for a total purchase consideration of $16 million.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

IMT Bargain Purchase

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

The Company then undertook a review to determine what factors might contribute to a reasonable conclusion to recognize the recording of a bargain purchase. Factors that contributed to the conclusion to recognize a bargain purchase price were:

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

Other expense was $0.25 million for the year ended December 31, 2017 compared to $1.7 million for the year ended December 31, 2016. The $1.7 million represents the charge for the shortfall in proceeds on the Series D Preferred Stock that was associated with the acquisition of IMT.

Interest expense decreased $0.3 million, or 33%, from $0.9 million in the year ended December 31, 2016 to $0.6 million in the year ended December 31, 2017. The decrease was due to interest on the 5% Convertible Notes issued in January 2016 and the 8% Convertible Notes issued in June 2015; and interest on promissory notes issued to the sellers of IMT and our Chief Executive Officer, George Schmitt.

Net Loss

For the year ended December 31, 2017, the Company had a net loss of $10.5 million, as compared to a net loss of $20.9 million for the year ended December 31, 2016, a decrease of $10.3 million or 49%. The decrease in net loss was due to the gain on the bargain purchase associated with the acquisition of Vislink on February 2, 2017.

Cost Reduction Initiatives

In 2017, the Company paid $1.0 million in salary and severance costs in connection with employees who were terminated after the Vislink acquisition. By eliminating redundant personnel, we will achieve annual cost savings of approximately $3.8 million. The Company also reduced facilities in Hackettstown, NJ and Hemel, United Kingdom, saving the Company approximately $0.6 million in rent expense for the year.

On April 6, 2016, we announced the implementation of further additional cost reduction initiatives including a decrease in our current, full, part-time and contracted workforce, transitioning other employees to non-cash compensation agreements, and other reductions in operating expenses. This saved us approximately $2.7 million in 2016.

Liquidity and Capital Resources

Our operations primarily have been funded through cash generated by debt and equity financing. Cash consists of cash on hand and demand deposits. Our cash balances were as follows (in thousands):

	December 31,
	2017	2016
Cash	2,799	9,054

Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands).

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net cash used in operating activities	$(4,485)	$(8,076)
Net cash used in investment activities	(6,874)	(35)
Net cash inflow from financing activities	5,041	16,797
Effect of exchange rate changes on cash	63	-
Net increase (decrease) in cash	$(6,255)	$8,686

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 totaled $4.5 million as compared to $8.1 million for the year ended December 31, 2016. Of the $4.5 million used in 2017, approximately $2.0 million was related to the increase of our inventory, $1.1 million was related to the decrease in accounts receivable, $3.0 million was related to the increase in accounts payable, $1.4 million was related to our increase in due to related parties, $1.0 million was related to the increase in accrued expenses and interest expense, and $0.4 million was related to the increase in deferred revenue and customer deposits. The Company paid $1.0 million in salary and severance costs in connection with employees who were terminated after the Vislink acquisition in 2017.

These changes were offset by approximately $10.9 million from a non-cash item related to the gain on bargain purchase and a $2.9 million a non-cash item related to the extinguishment of debt.

Of the $8.1 million used in 2016, $1.0 million was related to the increase of our inventory, $0.7 million was related to the decrease in accounts receivable, $0.1 million was related to the increase in accounts payable, $0.3 million was related to the increase in accrued expenses and interest expense and the remaining balance consisted principally of the net loss from operations.

We experienced a positive change in net cash used in operations primarily due to the revenue generated from the Vislink acquisition in 2017. The positive change would have been greater had we not paid $4.1 million of the $4.6 million in additional liabilities and paid $1.0 million in salary and severance costs in 2017.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $6.9 million as compared to $0.04 million for the year ended December 31, 2016. The net cash used in the Vislink acquisition was $6.5 million. The net cash acquired from the IMT acquisition was $(0.023) million for the year ended December 31, 2016. No capitalization of intangible assets occurred during the years ended December 31, 2017 or 2016.

Our investment in property and equipment consisted of $0.4 million in leasehold improvements on the Hackettstown, NJ and Hemel, U.K. facilities for the year ended December 31, 2017 and $0.012 million in various equipment for the year ended December 31, 2016.

Financing Activities

Our net cash provided by financing activities for the year ended December 31, 2017 was $5.0 million as compared to $16.8 million for 2016. The $5.0 million in 2017 primarily consisted of net proceeds from the issuance of common stock and warrants in two underwritten public offerings in February 2017 and August 2017 in addition to the exercise of warrants totaling $7.9 million. This amount was offset by the Company’s repayment of $2.0 million in principal amount of notes issued to Vislink and $0.9 million of convertible notes. Our cash used in financing activities would have been greater if it were not for the exchange of the debt outstanding to the Sellers of Vislink for the accrued expenses we assumed.

The $16.8 million in 2016 primarily consisted of net proceeds from the issuance of preferred stock and warrants in February 2016, the issuance of common stock and warrants in three underwritten public offerings in May 2016, July 2016 and December 2016 totaling $16.8 million, $1.0 million from the issuance of short-term convertible notes; and $0.5 million from the exercise of warrants. This amount was offset by the Company’s repayment of $1.2 million of convertible notes and $0.3 million of advances from related parties.

Going Concern and Liquidity

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2017 of $219.8 million and a loss from operations of approximately $10.5 million for the year ended. Despite the Company’s operating loss and cash used in operations for the year ended December 31, 2017, the Company expects to generate sufficient working capital over the next 12 months from the date of this annual report to fund the business. As of December 31, 2017, the Company’s working capital was approximately $7.5 million.

The Company’s consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Prior to 2017, the Company had disclosed management’s conclusion that substantial doubt existed as it related to the Company’s ability to continue as a going concern. With the acquisition of Vislink, substantial doubt has been remediated by a significant increase in revenues which improved the net cash used from operations for the year ended December 31, 2017. The Company believes it will have sufficient cash flow to fund operations for at least the next twelve months from the date of this Report.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If the Company is unable to close on some of its revenue producing opportunities in the near term, the carrying value of its assets may be materially impacted.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements – Adopted and Not Yet Adopted

In April 2012, the Jumpstart Our Business Startups Act, or JOBS Act was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In addition, pursuant to guidance issued by the SEC on December 1, 2017 in Section 10230.1(f) of the Division of Corporation Finance Financial Reporting Manual regarding the adoption of new accounting standards for emerging growth companies, “if an EGC loses its status after it would have had to adopt a standard absent the extended transition, the issuer should adopt the standard in its next filing after losing status.” We have irrevocably elected to use this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies and emerging growth companies.

Adopted

Share-based Compensation

In March 2016, FASB issued accounting standards update ASU-2016-09, “Compensation –Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for equity share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. Certain aspects of this standard require retrospective or prospective adoption. The adoption of this standard in 2017 did not have a material impact on the Company’s consolidated financial statements.

Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The adoption of this standard in 2017 did not have a material impact on the Company’s consolidated financial statements due to the full valuation allowance on all net deferred tax assets.

Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this standard in 2017 did not have a material impact on the Company’s consolidated financial statements.

Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods thereafter. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of this standard is to clarify the implementation of guidance on principal versus agent considerations related to ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides clarity related to ASU 2014-09 regarding identifying performance obligations and licensing implementation. The standard has the same effective date as ASU 2014-09 described above.

In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow scope improvements and practical expedients related to ASU 2014-09. The purpose of this standard is to clarify certain narrow aspects of ASU 2014-09, such as assessing the collectability criterion, presentation of sales taxes, and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The standard has the same effective date as ASU 2014-09 described above.

In December 2016, the FASB issued ASU 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this standard affect narrow aspects of guidance issued in ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above.

The Company plans to adopt these new standards in the first quarter of 2019. The Company has not yet determined the effect of these standards on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Other New Standards

On May 10, 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, ASU 2017-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect that the adoption of ASU 2017-09 will have on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles — Goodwill and Other Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the effect that the adoption of ASU 2017-09 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.   ASU No. 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The effect of the adoption of this standard will be limited to future business combinations.

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

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts and the valuation of the assets and liabilities acquired in the acquisitions of IMT and Vislink.

Principles of Consolidation

The consolidated financial statements which have been prepared in accordance with U.S. GAAP include the accounts of xG and its wholly-owned subsidiaries, IMT and Vislink, since the date the acquisitions of IMT and Vislink were completed. All intercompany transactions and balances have been eliminated in the consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgements regarding its customer’s ability to make required payments, prevailing economic conditions, past experience and other factors. As the financial condition of these factors change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for credit losses and such losses have been within the Company’s expectations.

Intangible Assets

Software:

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use or sale to others when both the preliminary project stage is completed, and it is probable that the software will be used as intended with a product. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the product. Capitalized software costs are included in intangible assets on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximates 5 years. Software amortization totaled $923,000 and $3,326,000 for the years ended December 31, 2017 and 2016, respectively. Net capitalized software and development costs were $436,000 and $1,359,000 as of December 31, 2017 and 2016, respectively.

Patents:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled $664,000 for the years ended December 31, 2017 and 2016, respectively. Net capitalized patents and licenses costs were $3,207,000 and $3,871,000 as of December 31, 2017 and 2016, respectively.

Other intangible assets:

The Company’s remaining intangible assets include the trade names, technology and customer lists acquired in its acquisition of IMT and Vislink. The value of these acquired assets were determined by a third-party appraisal completed for these business combinations.  Absent an indication of fair value from a potential buyer or similar specific transactions, the Company believes that the use of the methods employed provided a reasonable estimate in the reporting of the fair value assigned.

The Company includes these costs in intangible assets on the balance sheet and are amortized over their useful lives of 3 to 15 years. Amortization totaled $1,011,000 and $68,000 for the years ended December 31, 2017 and 2016, respectively. Other intangible assets capitalized were $3,620,000 and $710,000 during the years ended December 31, 2017 and 2016, respectively. Net other intangible assets were $3,251,000 and $642,000 as of December 31, 2017 and 2016, respectively.

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

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with ASC 718 "Compensation – Stock Compensation", which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company's stock price on the date of issuance.

The Company accounts for stock compensation arrangements with persons classified as non-employees for accounting purposes in accordance with ASC 505-50 "Stock-Based Transactions with Nonemployees", which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

Impairment of Long-Lived Assets

Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No impairments related to long-lived assets or amortized intangible assets were recorded during the year ended December 31, 2017 and an impairment charge of $2.7 million was recognized for the year ended December 31, 2016.

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

Commitments and Contingencies

Except as otherwise disclosed in this Report, we have no material commitments or contingent liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item 7A. as we are a smaller reporting company.

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

As of December 31, 2017, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.   Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.

With the acquisitions of IMT and Vislink, there are risks related to the timing and accuracy of the integration of information from various accounting and MRP systems. The Company has experienced delays in receiving information in a timely manner from its susidiaries.

In 2017, the Company acquired additional accounting personnel in connection with the Vislink acquisition and additional accounting personnel who are able to assist in supporting the Company’s accounting department. The Company expects improvements to be made on the integration of information issues in 2018 as we plan to move towards one accounting and MRP system. The Company is continuing to further remediate the material weakness identified above as its resources permit.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this Report.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders in the sections entitled “Election of Directors,” “Information about our Executive Officers,” “Compliance with Section 16(a) of the Exchange Act” and “Corporate Governance” and is incorporated by reference herein.

Item 11. Executive Compensation

The information required by this Item 11 will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders in the section entitled “Executive Compensation” and “Director Compensation for Fiscal Year 2017” and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders in the section entitled “Auditor Fees” and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Marcum LLP, independent registered public accountants, are filed herewith.

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

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (2)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (25)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (16)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (12)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (17)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (16)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (23)
3.1(i)(h)	Amendment to Certificate of Incorporation filed June 10, 2016 (20)
3.1(i)(i)	Certificate of Designation of Series E Convertible Preferred Stock (24)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering (10)
4.6	Form of Warrant issued in February 11, 2015 Offering (11)
4.7	Form of Warrant issued in February 24, 2015 Offering (12)
4.8	Form of 8% Convertible Note (13)
4.9	Form of Series A Warrant for the August 2015 Offering (14)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (14)
4.11	Form of Series C Warrant for the August 2015 Offering (14)
4.12	Form of Series D Warrant for the August 2015 Offering (14)
4.13	Form of 5% Convertible Note (15)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(18)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (18)
4.16	Form of Warrant (19)
4.17	Form of Vislink Promissory Note (27)
4.18	Form of Underwriters’ Warrant for February 2017 Offering (28)
4.19	Form of Warrant for August 2017 Offering (31)
10.1	2013 Long Term Incentive Plan (7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	2004 Option Plan (7)
10.4	2005 Option Plan (7)
10.5	2006 Option Plan (7)
10.6	2007 Option Plan (7)
10.7	2009 Option Plan (7)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.9	Sunrise Office Lease (7)
10.10	Care21 Agreement (7)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (9)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (10)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (11)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (12)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (13)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (25)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (15)
10.21	Form of Securities Purchase Agreement (15)
10.22	$1,500,000 Initial Payment Note from the Company to IMT (15)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (19)
10.24	2015 Employee Stock Purchase Plan (21)
10.25	2015 Incentive Compensation Plan (21)
10.26	2016 Employee Stock Purchase Plan (22)
10.27	2016 Incentive Compensation Plan (22)
10.28	Deed of Variation to Business Purchase Agreement by and between the Company, Vislink PLC, Vislink International Limited and Vislink Inc., dated January 13, 2017 (26)
10.29	Settlement Agreement between the Company and the Holders thereto, dated January 13, 2017 (26)
10.30	Security Agreement, dated February 2, 2017, between the Company and the Vislink Sellers (27)
10.31	Service Agreement between James Walton and Vislink International Limited, dated October 19, 2015 (29)
10.32	Purchase Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.33	Registration Rights Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.34	Securities Purchase Agreement, dated August 15, 2017, between the Company and the Purchasers thereto (31)

Exhibit Number	Description of Exhibit
14.1	Code of Ethics(32)
23.1	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(21)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(22)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(23)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(24)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 27, 2016.
(25)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 20, 2015.
(26)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 19, 2017.
(27)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(28)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(29)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 23, 2017.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 23, 2017.
(31)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.

(32)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

xG TECHNOLOGY, INC.

Date: April 2, 2018	By:	/s/ George Schmitt

George Schmitt
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer and
Principal Executive Officer)

Date: April 2, 2018	By:	/s/ Roger G. Branton

Roger G. Branton
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Schmitt	Chief Executive Officer and Chairman of the Board	April 2, 2018
George Schmitt	(Principal Executive Officer)

/s/ Roger G. Branton	Chief Financial Officer	April 2, 2018
Roger G. Branton	(Principal Financial and Accounting Officer)

/s/ John C. Coleman	Director	April 2, 2018
John C. Coleman

/s/ Richard L. Mooers	Director	April 2, 2018
Richard L. Mooers

/s/ Gary Cuccio	Director	April 2, 2018
Gary Cuccio

/s/ Raymond M. Sidney	Director	April 2, 2018
Raymond M. Sidney

/s/ Kenneth Hoffman	Director	April 2, 2018
Kenneth Hoffman

/s/ James T. Conway	Director	April 2, 2018
James T. Conway

xG TECHNOLOGY, INC. AND SUBSIDIARIES

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

xG Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of xG Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2015.

New York, N.Y.
April 2, 2018

xG TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2017	2016
ASSETS
Current assets
Cash	$2,799	$9,054
Accounts receivable, net	8,337	1,369
Inventories, net	14,753	2,722
Prepaid expenses and other current assets	626	111
Total current assets	26,515	13,256
Property and equipment, net	3,237	771
Intangible assets, net	6,894	5,872
Total assets	$36,646	$19,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,918	$1,606
Accrued expenses	3,150	2,082
Convertible notes payable	2,000	—
Due to related parties	998	96
Customer deposits and deferred revenue	634	186
Obligation under capital lease	18	58
Derivative liabilities	1,271	1,183
Total current liabilities	18,989	5,211
Obligation under capital lease, net of current portion	30	49
Convertible notes payable	—	2,000
Total liabilities	19,019	7,260
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized at December 31, 2017 and 2016; 0 shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, – $0.00001 par value per share, 100,000,000 shares authorized, 14,897,392 and 7,606,518 shares issued, and 14,897,390 and 7,606,516 outstanding, as of December 31, 2017 and 2016, respectively	—	—
Additional paid in capital	237,140	221,960
Accumulated other comprehensive income	354	—
Treasury stock, at cost – 2 shares as of December 31, 2017 and 2016, respectively	(22)	(22)
Accumulated deficit	(219,845)	(209,299)
Total Stockholders’ equity	17,627	12,639
Total liabilities and stockholders’ equity	$36,646	$19,899

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2017	2016
Revenue, net	$47,824	$6,574
Cost of Revenue and operating expenses
Cost of components and personnel	28,220	3,133
Inventory valuation adjustments	1,781	2,417
General and administrative expenses	27,015	9,534
Research and development	9,799	6,106
Impairment charge	—	2,683
Amortization and depreciation	4,398	5,561
Total cost of revenue and operating expenses	(71,213)	(29,434)
Loss from operations	(23,389)	(22,860)
Other income (expenses)
Changes in fair value of derivative liabilities	(88)	2,545
Offering expenses	—	(684)
Gain on bargain purchase	10,911	2,749
Gain on debt and payable extinguishment	2,900	—
Other expense	(251)	(1,727)
Interest expense	(629)	(925)
Total other income	12,843	1,958
Net loss	$(10,546)	$(20,902)
Dividends and deemed dividends	—	(1,808)
Net loss attributable to common shareholders	$(10,546)	$(22,710)

Basic and diluted loss per share	$(0.87)	$(36.87)

Weighted average number of shares outstanding:

Basic and Diluted	12,138	616

Comprehensive loss:
Net loss	$(10,546)	$(22,710)
Unrealized gain on currency translation adjustment	354	—

Comprehensive loss	$(10,192)	$(22,710)

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2016

(IN THOUSANDS, EXCEPT SHARE DATA)

	Series D Preferred Stock		Common Stock		Additional Paid In	Treasury	Series D Preferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Stock Issuable	Deficit	Total

Balance, January 1, 2016	—	$—	168,565	$—	$198,710	$(22)	$—	$(188,397)	$10,291

Net loss	—	—	—	—	—	—	—	(20,902)	(20,902)
Issuance of common stock in connection with:
Underwritten offerings, net of offering costs	—	—	5,846,667	—	13,926	—	—	—	13,926
Exercise of common stock warrants	—	—	64,466	—	492	—	—	—	492
Compensation awards granted	—	—	601,089	—	2,935	—	—	—	2,935
Conversion of convertible promissory notes	—	—	60,913	—	610	—	—	—	610
Conversion of amounts due to related parties	—	—	49,712	—	364	—	—	—	364
Conversion of Series B Preferred stock	—	—	326,294	—	4,530	—	—	—	4,530
Satisfaction of interest accrued on convertible promissory notes	—	—	9,653	—	90	—	—	—	90
Stock-based compensation	—	—	—	—	369	—	—	—	369
Series D Preferred stock:
Creation of Series D Preferred stock issuable under the IMT modification agreement	—	—	—	—	—	—	2,500	—	2,500
Transfer of Series D Preferred stock from issuable to shares actually issued to IMT	2,500,000	—	—	—	2,500	—	(2,500)	—	—
Issuance of common stock in connection with the conversion of the original tranche of Series D Preferred stock	(2,500,000)	—	208,330	—	—	—	—	—	—
Issuance of second tranche of Series D Preferred stock	3,250,000	—	—	—	3,250	—	—	—	3,250
Issuance of common stock in connection with the conversion of the second tranche of Series D Preferred stock	(3,250,000)	—	270,829	—	(2,479)	—	—	—	(2,479)
Offering costs associated with derivative liabilities issued in the May and July offerings	—	—	—	—	684	—	—	—	684
Derivative liability associated with common stock warrants issued in connection with various underwriting offerings	—	—	—	—	(4,592)	—	—	—	(4,592)
Reclassification of derivative liabilities in connection with the exercise of common stock warrants	—	—	—	—	2,379	—	—	—	2,379
Preferred stock dividends and deemed dividends	—	—	—	—	(1,808)	—	—	—	(1,808)

Balance, December 31, 2016	—	$—	7,606,518	$—	$221,960	$(22)	$—	$(209,299)	$12,639

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2017

(IN THOUSANDS, EXCEPT SHARE DATA)

	Series D Preferred Stock		Common Stock		Additional Paid In	Treasury	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, January 1, 2017	—	$—	7,606,518	$—	$221,960	$(22)	$—	$(209,299)	$12,639

Net loss	—	—	—	—	—	—	—	(10,546)	(10,546)
Unrealized gain on currency translation adjustment	—	—	—	—	—	—	354	—	354
Issuance of common stock in connection with:
Underwritten offerings, net of offering costs	—	—	3,310,978	—	5,800	—	—	—	5,800
Exercise of common stock warrants	—	—	1,062,113	—	2,124	—	—	—	2,124
Payments made in stock (payroll and consultants)	—	—	1,772,152	—	3,042	—	—	—	3,042
Compensation awards previously accrued	—	—	104,218	—	295	—	—	—	295
Commitment agreement with Lincoln Park	—	—	192,431	—	302	—	—	—	302
Conversion of amounts due to related parties	—	—	294,573	—	490	—	—	—	490
Satisfaction of interest due on convertible promissory notes	—	—	137,742	—	270	—	—	—	270
Stock-based compensation	—	—	—	—	2,209	—	—	—	2,209

Issuance of Series D Preferred stock	5,000,000	5,000	—	—	—	—	—	—	—
Issuance of common stock in connection with the conversion of Series D Preferred stock	(5,000,000)	(5,000)	416,667	—	648	—	—	—	648

Balance, December 31, 2017	—	$—	14,897,392	$—	$237,140	$(22)	$354	$(219,845)	$17,627

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2017	2016
Cash flows used in operating activities
Net loss	$(10,546)	$(20,902)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on bargain purchase	(10,911)	(2,749)
Gain on debt and payables extinguishment	(2,900)	—
Stock-based compensation	2,209	369
Payments made in stock (payroll and consultants)	3,042	2,935
Provision for bad debt	335	631
Inventory valuation adjustments	1,781	2,417
Depreciation and amortization	4,398	5,561
Impairment charge	—	2,683
Change in fair value of derivative liabilities	88	(2,545)
Guaranteed interest and debt issuance costs	434	—
Line of credit commitment fee	302	—
Amortization of debt discount	—	50
Offering expenses	—	684
Accrual of potential shortfall	—	1,669

Changes in assets and liabilities
Accounts receivable	(1,073)	(683)
Inventories	2,015	1,045
Prepaid expenses and other current assets	463	(41)
Accounts payable	2,996	139
Accrued expenses and interest expense	1,044	340
Deferred revenue and customer deposits	446	(115)
Due to related parties	1,392	436
Net cash used in operating activities	(4,485)	(8,076)

Cash flows used in investing activities
Cash acquired with the acquisition of IMT	—	(23)
Cash disbursed for property and equipment	(374)	(12)
Cash used in Vislink acquisition	(6,500)	—
Net cash used in investing activities	(6,874)	(35)

Cash flows provided by financing activities
Principal repayments made on capital lease obligations	(59)	(53)
Proceeds from multiple issuances of convertible preferred stock, common stock and warrants	6,700	19,539
Costs incurred in connection with multiple financings	(900)	(2,660)
Proceeds received from issuance of convertible notes payable	—	1,000
Repayments of advances to related parties	—	(300)
Principle repayments of Vislink notes	(2,000)	—
Principle repayments of convertible notes payable	—	(1,221)
Principle repayments of notes payable	(824)	—
Proceeds received from the exercise of warrants	2,124	492
Net cash provided by financing activities	5,041	16,797
Effect of exchange rate changes on cash	63	—
Net (decrease) increase in cash	(6,255)	8,686
Cash, beginning of year	9,054	368
Cash, end of year	$2,799	$9,054

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(IN THOUSANDS)

	Year Ended December 31,
	2017	2016
Cash paid for interest	$242	$626
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of non-cash investing and financing activities
Common stock issued in connection with:
Conversion of amounts due to related parties	$490	$364
Compensation awards previously accrued	295	—
Conversion of amounts due under convertible notes payable	—	610
Conversion of Series B Convertible Preferred Stock	—	4,530
Conversion of Series D Convertible Preferred Stock	648	3,271
Stock issued as payment of interest on convertible notes	180	90
Settlement of notes payable to sellers of Vislink with assumption of liabilities and debt extinguishment	7,500	—
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	—	2,379
Dividends and deemed dividend on Series B Preferred Stock conversion	—	1,808

Purchase Consideration
	Vislink	IMT
Amount of consideration:	$16,000	3,000

Assets acquired and liabilities assumed at fair value
Cash	$—	477
Accounts receivable	7,129	676
Inventories	15,232	3,329
Property and equipment	3,868	1,470
Other current assets	944	55
Accounts payable and deferred revenue	(2,294)	(423)
Customer deposits	(1,137)	—
Deferred rent	—	(167)
Accrued expenses	(451)	(378)
Net tangible assets acquired	$23,291	5,039

Identifiable intangible assets
Trade names and technology	$1,100	350
Customer relationships	2,520	360
Total Identifiable Intangible Assets	$3,620	710

Total net assets acquired	$26,911	5,749
Consideration	16,000	3,000
Gain on bargain purchase	$10,911	2,749

The accompanying notes are an integral part of these consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — NATURE OF OPERATIONS

Description of Business

The overarching strategy of xG Technology, Inc. (“xG”, the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in its target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC (“IMT”), Vislink Communication Systems (“Vislink” or “VCS”), and xMax. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. In addition to these brands, xG has a dedicated Federal Sector Group focused on providing next-generation spectrum sharing solutions to national defense, scientific research and other federal organizations.

IMT:

On January 29, 2016, xG completed the acquisition of the net assets that constituted the business of IMT, pursuant to an asset purchase agreement by and between xG and Skyview Capital, LLC. The IMT business develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, and this has allowed IMT to develop integrated solutions that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

Vislink:

On February 2, 2017, the Company completed the acquisition of certain assets and liabilities related to the hardware segment of Vislink International Limited, an England and Wales registered limited company (the ‘‘UK Seller’’), and Vislink Inc., a Delaware corporation (the ‘‘US Seller’’, and together with the UK Seller, the ‘‘Sellers’’), pursuant to a Business Purchase Agreement, dated December 16, 2016, as amended on January 13, 2017, by and among the Company, the Sellers and Vislink PLC, an England and Wales registered limited company, as guarantor. The Company refers to the hardware segment acquired as Vislink Communications Systems (“Vislink” or ‘‘VCS’’). VCS specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. VCS designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. VCS serves two core markets: broadcast and media and law enforcement, public safety and surveillance. In the broadcast and media market, VCS provides broadcast communication links for the collection of live news and sports and entertainment events. VCS’ customers in the broadcast and media market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, public safety and surveillance market, VCS provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. VCS’ customers in the law enforcement, public safety and surveillance market include metropolitan, regional and national law enforcement agencies as well as domestic and international defense agencies and organizations.

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

On December 7, 2016, the Company’s Board of Directors approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-10. On December 15, 2016, the Company effected the 1-for-10 reverse stock split. Upon effectiveness of the reverse stock split, every 10 shares of outstanding common stock decreased to one share of common stock. Throughout this annual report the aforementioned reverse splits have been retroactively applied to all periods presented.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 — LIQUIDITY AND FINANCIAL CONDITION

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2017 of $219.8 million and a loss from operations of approximately $10.5 million for the year ended. Despite the Company’s operating loss and cash used in operations for the year ended December 31, 2017, the Company expects to generate sufficient working capital over the next 12 months from the date these financial statements are issued to fund the business. As of December 31, 2017, the Company’s working capital was approximately $7.5 million.

The Company’s consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. Prior to 2017, the Company had disclosed management’s conclusion that substantial doubt existed as it related to the Company’s ability to continue as a going concern. With the acquisition of Vislink, substantial doubt has been remediated by a significant increase in revenues which improved the net cash used from operations for the year ended December 31, 2017. The Company believes it will have sufficient cash flow to fund operations for at least the next twelve months from the date of this Report.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If the Company is unable to close on some of its revenue producing opportunities in the near term, the carrying value of its assets may be materially impacted.

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) include the accounts of xG and its wholly-owned subsidiaries, IMT and Vislink, since the date the acquisitions of IMT and Vislink were completed. All intercompany transactions and balances have been eliminated in the consolidation.

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

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts and the valuation of the assets and liabilities acquired in the acquisition of IMT and Vislink.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents on hand as of December 31, 2017 and 2016.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Concentrations of Credit Risk

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company’s credit risk is primarily attributable to its cash and accounts receivables. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year ended December 31, 2017, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk related to having these balances in one financial institution. The Company has not experienced any losses in its bank accounts during the years ended December 31, 2017 and 2016. For customers, management assesses the credit quality of the customer, taking into account its financial position and past experience.

During the year ended December 31, 2017, the Company recorded sales to one customer of $5,535,000 (12%) in excess of 10% of the Company’s total consolidated sales. During the year ended December 31, 2016, the Company recorded sales to a different customer of $702,000 (11%) in excess of 10% of the Company’s total consolidated sales.

At December 31, 2017, approximately 33% of net accounts receivable was due from two customers broken down individually as follows: $1,634,000 (20%) and $1,073,000 (13%). At December 31, 2016, approximately 53% of net accounts receivable was due from two customers broken down individually as follows: $499,000 (36%) and $227,000 (17%).

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

Inventories

Inventories, consisting principally of raw materials, work-in-process and finished goods, are computed using standard cost, which approximates actual cost, using the first-in, first-out (FIFO) method. Raw materials consist of purchased parts, components and supplies. The Company evaluates inventory balances and either writes-down inventory that is obsolete or based on a net realizable value analysis or records a reserve for slow moving or excess inventory.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition less depreciation. Depreciation is computed using the straight-line method over estimated useful asset lives. The costs of the day-to-day servicing of property and equipment, and repairs and maintenance are recognized in expenses as incurred.

Intangible Assets

Software:

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use or sale to others when both the preliminary project stage is completed, and it is probable that the software will be used as intended with a product. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the product. Capitalized software costs are included in intangible assets on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximates 5 years. Software amortization totaled $923,000 and $3,326,000 for the years ended December 31, 2017 and 2016, respectively.

Patents:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled $664,000 for the years ended December 31, 2017 and 2016, respectively.

Other intangible assets:

The Company’s remaining intangible assets include the trade names, technology and customer lists acquired in its acquisition of IMT and Vislink. The value of these acquired assets was determined by a third-party appraisal completed for these business combinations.  Absent an indication of fair value from a potential buyer or similar specific transactions, the Company believes that the use of the methods employed provided a reasonable estimate in the reporting of the fair value assigned.

The Company includes these costs in intangible assets on the balance sheet and are amortized over their useful lives of 3 to 15 years. Amortization totaled $1,011,000 and $68,000 for the years ended December 31, 2017 and 2016, respectively. Other intangible assets capitalized were $3,620,000 and $710,000 during the years ended December 31, 2017 and 2016, respectively.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Warranty Reserve

Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve for the years ended December 31, 2017 and 2016 was $507,000 and $182,000, respectively. The warranty reserve increased by $167,000 upon the acquisition of IMT and the Company increased the reserve another $52,000 during the year ended December 31, 2016. The claims made during the year ended December 31, 2016 were ordinary and customary. Warranty reserve is included in accrued expenses on the accompanying consolidated balance sheet and cost of components in the accompanying consolidated statement of operations.

Warranty Reserve
January 1, 2016	$9,000
Warranty reserve acquired in IMT acquisition	167,000
Warranty reserve expense	52,000
Warranty claims settled and true-up of accrual	(46,000)
December 31, 2016	$182,000
Warranty reserve acquired in Vislink acquisition	—
Warranty reserve expense	550,000
Warranty claims settled and true-up of accrual	(225,000)
December 31, 2017	$507,000

Shipping and Handling Costs

Shipping and handling charges are invoiced to the customer and the Company nets these charges against the respective costs within general and administrative expenses. For the years ended December 31, 2017 and 2016, the amount of shipping and handling costs incurred were $886,000 and $22,000, respectively.

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

Treasury Stock

Shares of common stock repurchased are recorded at cost as treasury stock. When shares are reissued, the cost method is used. In accordance with U.S. GAAP, the excess of the acquisition cost over the reissuance price of the treasury stock, if any, is recorded to additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated deficit.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

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

Research and Development Expenses

Research and development costs are charged to expense as incurred in performing research, design and development activities. These expenses consist primarily of salary and benefit expenses, including stock-based compensation and payroll taxes for employees and costs for contractors engaged in research, design and development activities, as well as costs for prototypes, facilities and travel.

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with ASC 718 "Compensation – Stock Compensation", which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company's stock price on the date of issuance.

The Company accounts for stock compensation arrangements with persons classified as non-employees for accounting purposes in accordance with ASC 505-50 "Stock-Based Transactions with Nonemployees", which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

Impairment of Long-Lived Assets

Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.  No material impairments related to long-lived assets or amortized intangible assets were recorded during the year ended December 31, 2017 and an impairment charge of $2.7 million was recognized for the year ended December 31, 2016.

Income Taxes

The Company accounts for income taxes using the assets and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. The Company files income tax returns in the U.S. federal jurisdiction and will be filing in various state and foreign jurisdictions. The Company recognizes the impact of an uncertain tax position in its financial statements if, in management’s judgment, the position is more-likely-than-not sustainable upon audit based upon the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for uncertain tax positions is necessary. The Company’s policy is to classify assessments, if any, for tax-related interest expense and penalties as general and administrative expenses. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $542,000 and $188,000, for the years ended December 31, 2017 and 2016, respectively. Advertising costs are included in general and administrative expenses in the accompanying consolidated statement of operations.

Sales Tax and Value Added Taxes

The Company accounts for sales taxes and value added taxes imposed on its goods and services on a net basis.

Loss Per Share

Basic loss per share of common stock amounts are based on the weighted average number of shares of common stock outstanding. Diluted loss per share amounts are based on the weighted average number of shares of common stock outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants, convertible preferred stock, and convertible debt. All such potentially dilutive instruments were anti-dilutive as of December 31, 2017 and 2016. At December 31, 2017 and 2016, approximately 15.2 million and 7.6 million shares underlying the convertible notes payable, options and warrants were anti-dilutive.

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

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2017, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative liability	$—	$—	$1,271,000	$1,271,000
Total	$—	$—	$1,271,000	$1,271,000

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and non-recurring at December 31, 2016, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets (non-recurring):

Capitalized software development costs	$—	$—	$1,359,000	$1,359,000
Total	$—	$—	$1,359,000	$1,359,000

Liabilities:
Derivative liability	$—	$—	$1,183,000	$1,183,000
Total	$—	$—	$1,183,000	$1,183,000

See Note 13 for additional disclosure regarding the Company’s warrants liabilities accounted for at fair value.

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

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Foreign Currency and Other Comprehensive Loss

The functional currency of our foreign subsidiary is typically the applicable local currency which is British Pounds. The translation from the respective foreign currency to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using an average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized a net foreign exchange loss of $284,000 and $0 for the years ended December 31, 2017 and 2016, respectively. The foreign currency exchange gains and losses are included as a component of general and administrative expenses in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2017 and 2016, the increase in accumulated comprehensive gain was approximately $354,000 and $0, respectively.

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an OANDA, a Canadian-based foreign exchange company providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information, internet website. Translation of amounts from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

•	As of December 31, 2017 – British Pounds $1.3491240 to US $1.00

•	Average rate for the 11 months ending December 31, 2017 – British Pounds $1.2936987 to US $1.00

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

Recent Accounting Standards – Adopted and Not Yet Adopted

In April 2012, the Jumpstart Our Business Startups Act, or JOBS Act was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In addition, pursuant to guidance issued by the SEC on December 1, 2017 in Section 10230.1(f) of the Division of Corporation Finance Financial Reporting Manual regarding the adoption of new accounting standards for emerging growth companies, “if an EGC loses its status after it would have had to adopt a standard absent the extended transition, the issuer should adopt the standard in its next filing after losing status.” We have irrevocably elected to use this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies and emerging growth companies.

Adopted

Share-based Compensation

In March 2016, FASB issued accounting standards update ASU-2016-09, “Compensation –Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for equity share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. Certain aspects of this standard require retrospective or prospective adoption. The adoption of this standard in 2017 did not have a material impact on the Company’s consolidated financial statements.

Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The adoption of this standard in 2017 did not have a material impact on the Company’s consolidated financial statements due to the full valuation allowance on all net deferred tax assets.

Inventory

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this standard in 2017 did not have a material impact on the Company’s consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods thereafter. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of this standard is to clarify the implementation of guidance on principal versus agent considerations related to ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides clarity related to ASU 2014-09 regarding identifying performance obligations and licensing implementation. The standard has the same effective date as ASU 2014-09 described above.

In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow scope improvements and practical expedients related to ASU 2014-09. The purpose of this standard is to clarify certain narrow aspects of ASU 2014-09, such as assessing the collectability criterion, presentation of sales taxes, and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The standard has the same effective date as ASU 2014-09 described above.

In December 2016, the FASB issued ASU 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this standard affect narrow aspects of guidance issued in ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above.

The Company plans to adopt these new standards in the first quarter of 2019. The Company is still evaluating the impact and thus has not yet determined the effect of these standards on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Other New Standards

On May 10, 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, ASU 2017-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect that the adoption of ASU 2017-09 will have on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles — Goodwill and Other Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the effect that the adoption of ASU 2017-09 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  ASU No. 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The effect of the adoption of this standard will be limited to future business combinations.

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

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — ACQUISITIONS

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

The fair value of the purchase consideration issued to the sellers of Vislink was allocated to the net assets acquired. The Company accounted for the Vislink acquisition as the purchase of a business under U.S. GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $26.9 million. The excess of the aggregate fair value of the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of Vislink’s business and the results of a third-party appraisal commissioned by management.

The Company utilized the services of an independent appraisal company to assist it in assessing the fair value of the assets and liabilities acquired. This assessment included an evaluation of the fair value of inventory, fixed assets and the fair value of the intangible assets acquired based upon the expected cash flows from the assets acquired. Additionally, the Company incorporated the carrying value of the remaining working capital as Vislink’s management represented that the carrying value of these assets and liabilities served as a reasonable proxy for fair value. The valuation process included discussions with management regarding the history and business operations of Vislink, a study of the economic and industry conditions in which Vislink competes and an analysis of the historical and projected financial statements and other records and documents.

When it became apparent there was a potential for a bargain purchase gain, management reviewed the Vislink assets and liabilities acquired and the assumptions utilized in estimating their fair values. The Company determined that provisional amounts, previously recognized, required adjustments to reflect new information obtained. According to ASC 805-10-25-15, the Company has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. Upon additional review of identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain with respect to Vislink was appropriate and required under U.S. GAAP.

The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it was reasonable for a bargain purchase to occur. Factors that contributed to the bargain purchase price were:

•	The Vislink acquisition was completed with motivated Sellers who had a public strategy to concentrate on growing their software business as opposed to their technology and hardware businesses. As a strategic decision, the Sellers intended to sell off the assets of the hardware business.

•	The announcement of the U.K. leaving the European Union led to a decline in the pound, which led to pressure by Vislink’s creditors to raise funds. The owners of Vislink were motivated to complete a transaction in order to use the proceeds to reduce the line of credit they owed to the bank.

•	The industry in 2015 and 2016 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The Sellers believed these trends would continue. According to IBISWorld, industry revenue is expected to fall at an annualized rate of 0.6% over the next five years reflecting further deterioration in the industry. As a result, the Sellers decided to sell the business.

•	Prior to the U.K. leaving the European Union, Vislink was under contract to be sold for a much higher price. The Company took advantage of the economic and industry downturn to negotiate a favorable price which was less than the value of the assets acquired for a total purchase consideration of $16 million.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — ACQUISITIONS  – (continued)

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

Purchase Consideration

Amount of consideration:	$16,000,000

Tangible assets acquired and liabilities assumed at fair value
Accounts receivable	$7,129,000
Inventories	15,232,000
Property and equipment	3,868,000
Prepaid expenses	944,000
Accounts payable	(2,294,000)
Customer deposits	(1,137,000)
Accrued expenses	(451,000)
Net tangible assets acquired	$23,291,000

Identifiable intangible assets
Trade names and technology	$1,100,000
Customer relationships	2,520,000
Total Identifiable Intangible Assets	$3,620,000

Total net assets acquired	$26,911,000
Consideration	16,000,000
Gain on bargain purchase	$10,911,000

Since the closing of the transaction, the Company assumed $4.6 million of additional Vislink liabilities, thus reducing the principal amount due to the Sellers by $4.9 million. On March 17, 2017, the Company came to an agreement with the Sellers, pursuant to which the Company paid $2 million in cash and the Sellers extinguished the remaining $2.9 million of principal owed under the Notes and the Company recorded a gain on debt extinguishment in its Consolidated Statements of Operations. During the fourth quarter of 2017, the Company finalized its purchase price allocation analysis in accordance with ASC 805. As such, the Company’s final reported gain on bargain purchase was determined to be $10.9 million reduced from its previously reported gain on bargain purchase of $15.5 million. Such adjustments were made due to the Company completing its analysis of the net realizable value of certain of the tangible assets acquired.

The estimated useful life remaining on the property and equipment acquired is 1 to 11 years and on the intangible assets is 3 to 10 years.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — ACQUISITIONS  – (continued)

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

On April 12, 2016, the Company and IMT entered into the Asset Purchase Modification Agreement, which terminated the payment notes, cancelling all principal and interest due, or to become due thereunder and instead obligated the Company to: (i) at the time of execution of the Asset Purchase Modification Agreement, pay to IMT $500,000 plus any interest accumulated on the payment notes prior to their being cancelled; and (ii) prior to December 31, 2016, deliver to IMT shares of Series D Convertible Preferred Stock (“Series D Shares”) having an aggregate value of cash proceeds, upon conversion of such Series D Shares into the shares of common stock underlying such Series D Shares, of not less than $2,500,000, plus interest accrued thereon at 9% per annum, with such Series D Shares to be issued in tranches of $250,000 (the ‘‘Tranches’’). If IMT did not realize cash proceeds of at least $2,500,000 by December 31, 2016, the Company was required to either issue additional shares of the Company’s common stock to IMT, or otherwise raise additional funds to cover the shortfall. Cash proceeds is determined through the cash or cash equivalent, received by IMT upon sale of shares of common stock issued to IMT upon IMT’s conversion of any Series D Shares delivered by the Company to IMT under the Asset Purchase Modification Agreement, net of any transaction costs or expenses, evidence of which shall be provided to the Company at the time of sale of such Series D Shares. Every time a new Tranche is issued, IMT shall be obligated to provide evidence of its currents cash proceeds and the remaining amount of the $2,500,000 (plus interest) remaining due. The first Tranche was due within ten days of the execution of the Asset Purchase Modification Agreement, and subsequent Tranches are due upon notice from IMT that IMT had disposed of the Series D Shares of the prior Tranche. The Company paid IMT $500,000 plus accrued interest on April 15, 2016. As of December 31, 2016, the Company had issued 5,750,000 Series D Shares, of which 5,750,000 shares had been converted into 479,159 shares of common stock.

On January 13, 2017, IMT assigned the Company’s remaining obligations to it under the Asset Purchase Modification Agreement to institutional investors (the ‘‘New Holders’’). The Company and the New Holders entered into a settlement agreement (the ‘‘Settlement Agreement’’), dated January 13, 2017, whereby the Company and the New Holders agreed to amend certain terms of the Asset Purchase Modification Agreement. Pursuant to the Settlement Agreement, in consideration for extending the due date from December 31, 2016, and other consideration, the remaining obligation was increased to a principal amount of $1,350,095, which amount includes all previously accrued and unpaid interest. As a result, the due date of the obligation was extended to July 15, 2017. All other terms of the Asset Purchase Modification Agreement remained in effect. Additionally, pursuant to the Settlement Agreement, the New Holders were granted a limited right of participation in certain future financings of the Company. On February 2, 2017, the Company and the New Holders agreed that any sales of common stock underlying the Series D Shares would not, in the aggregate, exceed 2.75% of that day’s dollar volume of the Company’s common stock traded, provided that the New Holders shall be entitled to sell no less than an aggregate of $27,500 each trading day. During the year ended December 31, 2017, the Company issued 5,000,000 Series D Shares to the New Holders, which were simultaneously converted into 416,667 shares of common stock valued at approximately $648,000. The value of the common stock issued was based on the fair value of the stock upon the date of the New Holders selling their respective shares. During the year ended December 31, 2017, the Company made cash payments of $824,000 as full satisfaction of the remaining amount due.

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

When it became apparent there was a potential for a bargain purchase gain, management reviewed the assets and liabilities acquired and the assumptions utilized in estimating their fair values. Further revisions to the estimates were not deemed to be appropriate and after identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain was appropriate and required under U.S. GAAP.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — ACQUISITION OF IMT – (continued)

 The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it was reasonable for a bargain purchase to occur. Factors that contributed to the bargain purchase price were:

•	The transaction was completed with a motivated seller whose core business did not involve the day to day operations of a wireless and broadcast infrastructure company.

•	The industry in 2009 and 2010 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The seller believed these trends would continue and decided to sell the business.

•	The Company took advantage of the industry downturn to negotiate a favorable price which was less than the value of the assets acquired.

•	The owners of IMT were motivated to complete a transaction in order to use the proceeds for other acquisitions.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

Purchase Consideration

Amount of consideration:	$3,000,000

Tangible assets acquired and liabilities assumed at fair value
Cash	$477,000
Accounts receivable	676,000
Inventories	3,329,000
Property and equipment	1,470,000
Prepaid expenses	55,000
Accounts payable and deferred revenue	(423,000)
Deferred rent	(167,000)
Accrued expenses	(378,000)
Net tangible assets acquired	$5,039,000

Identifiable intangible assets
Trade names and technology	$350,000
Customer relationships	360,000
Total Identifiable Intangible Assets	$710,000

Total net assets acquired	$5,749,000
Consideration	3,000,000
Gain on bargain purchase	$2,749,000

The following presents the unaudited pro-forma combined results of operations of xG with Vislink and IMT (2016 only) as if the entities were combined on January 1, 2016.

	For the Year Ended December 31,
	2017	2016

Revenues, net	$49,118	$50,827
Net loss allocable to common shareholders	$(25,810)	$(35,283)
Net loss per share	$(2.13)	$(57.28)
Weighted average number of shares outstanding	12,138	616

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2016 or to project potential operating results as of any future date or for any future periods.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2017	December 31, 2016
Accounts receivable	$9,305,000	$1,696,000
Allowance for doubtful accounts	(968,000)	(327,000)
Net accounts receivable	$8,337,000	$1,369,000

During the years ended December 31, 2017 and 2016, the Company incurred bad debt expense of $335,000 and $631,000, respectively.

6 — INVENTORIES

Inventories included in the accompanying consolidated balance sheet are stated at the lower of cost or market as summarized below:

	December 31, 2017	December 31, 2016
Raw materials	$10,571,000	$3,106,000
Work-in-process	2,660,000	536,000
Finished goods	5,249,000	2,328,000
Sub-total inventories	18,480,000	5,970,000
Less reserve for slow moving and excess inventory	(3,727,000)	(3,248,000)
Total inventories, net	$14,753,000	$2,722,000

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or reserved for slow moving or excess inventory. The Company recorded inventory valuation adjustments of $1,781,000 and $2,417,000 as of December 31, 2017 and 2016, respectively.

7 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life (years)	December 31,
		2017	2016
Cost:
Furniture and fixtures	1 – 10	$486,000	$249,000
Leasehold improvements	(A)	1,989,000	822,000
Computers, software and equipment	1 - 11	6,189,000	3,314,000
Vehicles	1 - 7	273,000	255,000
Accumulated depreciation		(5,700,000)	(3,869,000)
Property and equipment, net		$3,237,000	$771,000

Depreciation of property and equipment amounted to $1,831,000 and $1,503,000 for the years ended December 31, 2017 and 2016, respectively.

(A) The shorter of the economic life or remaining lease term.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Software Development Costs		Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of January 1, 2016	$18,647,000	$(11,500,000)	$12,378,000	$(7,622,000)	$-	$-	$-	$-	$11,903,000
Additions	-	-	-	-	350,000	-	360,000	-	710,000
Impairments	-	(2,462,000)	-	(221,000)	-		-	-	(2,683,000)
Amortization	-	(3,326,000)	-	(664,000)	-	(35,000)	-	(33,000)	(4,058,000)
Balance as of December 31, 2016	$18,647,000	$(17,288,000)	$12,378,000	$(8,507,000)	$350,000	$(35,000)	$360,000	$(33,000)	$5,872,000
Additions	-	-	-	-	1,100,000	-	2,520,000	-	3,620,000
Amortization	-	(923,000)	-	(664,000)	-	(208,000)	-	(803,000)	(2,598,000)
Balance as of December 31, 2017	$18,647,000	$(18,211,000)	$12,378,000	$(9,171,000)	$1,450,000	$(243,000)	$2,880,000	$(836,000)	$6,894,000

Amortization of intangible assets amounted to $2,598,000 and $4,058,000 for the years ended December 31, 2017 and 2016, respectively.

Software Development Costs:

At December 31, 2017, the Company has capitalized a total of $18.6 million of software development costs. The Company recognized amortization of software development costs available for sale of $0.9 million and $3.3 million in 2017 and 2016, respectively. Based on the Company’s analysis of the net realizable value of the software development costs (Level 3 in the Fair Value Hierarchy), a $2.5 million impairment charge was taken in 2016, as the Company’s sales cycles continue to take longer to complete than anticipated. The remaining useful life is one year.

Patents and Licenses:

At December 31, 2017 the Company has capitalized a total of $12.4 million of patents & licenses. Included in the capitalized costs is $12.3 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.7 million of amortization expense related to patents and licenses in each of the years ended December 31, 2017 and 2016. Based on the Company’s analysis of the net realizable value of the patents, an impairment charge of $0.2 million was taken in 2016.

Other Intangible Assets

The Company’s remaining intangible assets include the trade names, technology and customer lists acquired in its acquisition of IMT and Vislink. The Company amortizes trade names, technology and customer relationships over their useful lives which range between 3 to 15 years.

Estimated amortization expense for total intangible assets for the succeeding five years is as follows:

2018	$2,298,000
2019	1,763,000
2020	993,000
2021	817,000
2022	574,000
Thereafter	449,000
$6,894,000

The Company's intangible assets acquired in 2016 and 2017 will be amortized over a weighted average remaining life of approximately 2.75 years.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2017	December 31, 2016
Compensation	$1,306,000	$340,000
Commissions	499,000	13,000
Warranty	507,000	182,000
Rent	54,000	15,000
Payables	27,000	70,000
Interest	42,000	269,000
Series D Shortfall	—	898,000
Deferred Equity	715,000	295,000
	$3,150,000	$2,082,000

10 — OBLIGATIONS UNDER CAPITAL LEASE

The future minimum payments for capital leases as of December 31, 2017 are as follows:

For the year ending December 31:

2018	24,000
2019	16,000
2020	14,000
Total minimum lease payments	54,000
Less amount representing interest	(6,000)
Present value of the net minimum lease payments	48,000
Less obligations under capital lease maturing within one year	(18,000)
Long-term portion of obligations under capital lease	$30,000

The interest rate for the capital leases range between 7.6% and 7.9% and the leases mature between February 2018 and October 2020.

As of December 31, 2017 and 2016, the Company held equipment under capital leases in the gross amount of $54,000 and $120,000 net of accumulated amortization of $82,000 and $51,000, respectively. Amortization expense for the capital leases for the year ended December 31, 2017 and 2016 are included in the depreciation expense.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on final maturity, October 6, 2018 and is convertible, at Treco’s option, into common stock of the Company at a price of $42,000 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. As of December 31, 2017, $2 million of principal balance was outstanding under the $2 million Convertible Note. During the years ended December 31, 2017 and 2016, the Company incurred interest expense of $180,000 per year. The accrued interest was $42,000 and $132,000 at December 31, 2017 and 2016, respectively. For the year ended December 31, 2016, the Company issued 9,653 shares of common stock in repayment of $90,000 of interest. For the year ended December 31, 2017, the Company issued 137,742 shares of common stock in repayment of interest of $270,000.

$500,000 Securities Purchase Agreement

On January 29, 2016, the Company entered into a securities purchase agreement pursuant to which the Company sold 5% Senior Secured Convertible Promissory Notes (the ‘‘5% Convertible Notes’’) to accredited investors for an aggregate purchase price of $500,000. In connection with the February 2016 offering (as disclosed in Note 14), all of the outstanding obligations under the 5% Convertible Notes were repaid. In connection with the repayment, the Company paid interest and prepayment penalties of $178,000, which is included in interest expense in the consolidated statements of operations for the year ended December 31, 2016.

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

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	December 31,
	2017	2016
Current tax provision (benefit)
Federal	$—	$—
State	—	—
	—	—
Deferred tax provision (benefit)
Federal	21,269,000	(7,632,000)
State	(1,994,000)	106,000
Foreign	(885,000)	—
Change in valuation allowance	(18,390,000)	7,526,000
Income tax provision (benefit)	$—	$—

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	December 31,
	2017	2016
Statutory Federal income tax rate	34.0%	34.0%
State and local taxes net of Federal benefit	13.96	0.53
Permanent differences	(2.74)	4.66
Provision to return	1.21	1.47
IMT opening balance	—	(4.65)
Bargain purchase gain	36.65	—
Vislink opening balance	(36.65)	—
Invested earnings of foreign subsidiary	(8.30)	—
Change in federal statutory rate	(212.41)	—
Valuation allowance	174.28	(36.01)
Effective tax rate	—%	—%

Under the provisions of ASC 740, the Company may recognize the benefits of uncertain tax positions when it is more likely than not that the merits of the position(s) will be sustained upon audit by the relevant tax authorities.  There were no uncertain tax positions taken or expected to be taken on a tax return that would be determined to be an unrecognized tax benefit recorded on the Company’s financial statements for the years ended December 31, 2017 or 2016. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred Tax Assets
Federal R&D credit	$2,819,000	$2,586,000
Inventory	836,000	2,161,000
Allowance for bad debt	102,000	109,000
Compensation Related	120,000	77,000
Pension	33,000	—
Other Accruals	88,000	23,000
State Net operating losses	6,909,000	5,230,000
Federal Net operating losses	33,657,000	51,175,000
Property & Equipment	119,000	92,000
Stock Options	5,240,000	7,069,000
Other	623,000	—
Valuation Allowance	(48,159,000)	(66,548,000)
Total Deferred Tax Assets	2,387,000	1,974,000

Deferred Tax Liabilities
Property and Equipment	(197,000)	—
Intangibles	(1,567,000)	(1,974,000)
Inventory	(623,000)	—
Total Deferred Tax Liabilities	(2,387,000)	(1,974,000)

Net Deferred Tax Asset/(Liability)	$-	$-

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — INCOME TAXES  – (continued)

Net operating losses (“NOL”) of approximately $156.8 million will expire beginning in 2027 for both federal and state purposes. In addition, the Company has foreign NOLs of approximately $3.9 million that generally do not expire. The Company also has research and development credits of approximately $2.8 million which will begin to expire in 2027. The years that generally remain open for review by taxing authorities are 2014 to 2016 for both federal and state income tax returns.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax assets were reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax assets, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets. In future years, if the deferred tax assets are determined by management to be “more likely than not” realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

The NOL carryovers may be subject to annual limitations under Internal Revenue Code Section 382 (“Section 382”), and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the Company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company plans to perform a Section 382 analysis in the future.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into U.S. law. The Tax Act permanently reduces the U.S. statutory tax rate for corporations from 35% to 21% effective for tax years beginning after December 31, 2017, which affects the determination of deferred tax assets and liabilities as of December 31, 2017. The lower tax rate means that the future tax benefits and expenses of the Company’s existing deferred tax assets and liabilities have been revalued, as the tax benefits and expenses attributable to these assets and liabilities will be realized at a lower rate. The Company’s remeasurement of its U.S. deferred tax and liabilities based on the change in tax rate resulted in a tax expense of approximately $22.4 million, which has been fully offset by a corresponding remeasurement of the valuation allowance provided on the associated deferred tax assets and liabilities.

Effective for tax years beginning after December 31, 2017, the Tax Act includes a participation exemption system of taxation, which generally provides for a 100% dividends received deduction on certain qualifying dividend distributions received by U.S. C-corporation shareholders from their 10% or more owned foreign subsidiaries. As a result of this new participation exemption system, it is generally anticipated that the Company should not be subject to additional U.S. federal income taxation on its future receipt of actual dividend income (as opposed to a deemed inclusion of amounts under certain anti-deferral rules) from its foreign subsidiary.

In implementing a prospective participation exemption system, the Tax Act also imposes a one-time transition tax on a U.S. shareholder’s share of certain post-1986 earnings and profits of held specified foreign corporations where such earnings had not previously been subject to U.S. taxation (the “repatriation tax”). The net inclusion amount attributable to a given specified foreign corporation is deemed distributed at the close of that specified foreign corporation’s last taxable year beginning before January 1, 2018. The Company has a subsidiary located in the United Kingdom that began operations in 2017. The subsidiary’s operations to date have resulted in an earnings and profits deficit. Accordingly, the Company has not recorded a tax provision for the repatriation tax.

For tax years beginning after December 31, 2017, the Tax Act allows a foreign-derived intangible income deduction (“FDII”) which effectively taxes some foreign-derived income at a reduced rate. Due to yearly variations in income that might qualify for the deduction, the Company is unable to reasonably estimate a potential deduction’s effect on the tax rate used to measure deferred tax assets and liabilities as of December 31, 2017. The Company will account for this special deduction in the year (if any) in which the deduction is claimed.

For tax years beginning after December 31, 2017, the Tax Act provides for an additional tax on foreign earnings of foreign subsidiaries denoted as global intangible low-taxed income (“GILTI”) whereby certain income earned by our foreign subsidiaries may be subject to U.S. taxation. Due to yearly variations in the factors giving rise to the income and related tax, the Company is unable to reasonably estimate the future impact of GILTI and any potential effect on the tax rate used to measure deferred tax assets and liabilities as of December 31, 2017. The Company will account for the tax in the year (if any) in which it is incurred.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For tax years beginning after December 31, 2017, the Tax Act introduced a new limitation on the deduction of interest expense whereby current year interest deductions are limited (among other limitations) to 30% of adjusted taxable income, with various modifications and exceptions. The Company does incur interest expense and will evaluate each year the impact, if any, of the new limitation.

The Company has not provided for deferred taxes and foreign withholding taxes on the excess of the financial reporting basis over the tax basis in its investments in foreign subsidiaries that are essentially permanent in duration.  In general, it is the Company’s practice and intention to reinvest the earnings of its foreign subsidiary in those operations. Generally, the earnings of the Company’s foreign subsidiary have become subject to U.S. taxation based on certain provisions in U.S. tax law such as the recently enacted territorial transition tax under section 965 and under certain other circumstances. Due to the complexities of the provisions introduced with the Tax Act, and the underlying assumptions that would have to be made, it is not practicable to estimate the amount of tax provision required to account for these foreign undistributed earnings.

The Company will continue to assess its provision for income taxes as future guidance is issued, but does currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

The Company is currently not subject to any income tax examinations that would be material to the Company’s financial position or results of operations.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — DERIVATIVE LIABILITIES

Each of the warrants issued in connection with the August 2015 underwritten offering, the February 2016 Series B Preferred Stock Offering, the May 2016 financing and the July 2016 financing have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The following are the key assumptions that were used in connection with the valuation of the warrants exercisable into common stock as of December 31, 2017 and 2016:

	Years Ended
	December 31,
	2017	2016
Number of shares underlying the warrants	968,080	977,751
Fair market value of stock	$1.62	$1.35
Exercise price	$2.00 to 2,400	$2.00 to 2,400
Volatility	67% to 160%	173% to 201%
Risk-free interest rate	1.76% to 2.20%	1.20% to 1.93%
Expected dividend yield	—	—
Warrant life (years)	0.8 to 3.55	1.8 to 4.55

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. In accordance with U.S. GAAP the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated statements of operations in each subsequent period.

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended
	December 31,
	2017	2016
Beginning balance	$1,183,000	$1,284,000
Recognition of warrant liability on issuance dates	—	4,823,000
Reclassification to stockholders’ equity upon exercise	—	(2,379,000)
Change in fair value of derivative liabilities	88,000	(2,545,000)
Ending balance	$1,271,000	$1,183,000

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — Preferred Stock

In March 2013, by approval of the majority of the stockholders, the Company was authorized to issue 10,000,000 shares of “Blank Check” preferred stock, par value $0.00001 per share. On December 31, 2014, 3,000,000 shares were designated as authorized Series A Convertible Preferred Stock (“Series A Preferred Stock”). On February 11, 2015, 3,000,000 shares were designated as authorized Series B Convertible Preferred Stock (“Series B Preferred Stock”). On February 24, 2015, 3,000,000 shares were designated as authorized Series C Convertible Preferred Stock (“Series C Preferred Stock”). On February 5, 2016, the Company terminated the Series A Preferred Stock and Series C Preferred Stock and increased the number of designated shares of Series B Preferred Stock to 5,000,000. On April 25, 2016, 5,000,000 shares were designated as authorized Series D Convertible Preferred Stock (“Series D Preferred Stock”).  On December 6, 2016, the Company terminated the Series B Preferred Stock. In addition, on December 21, 2016, 5,000 shares were designated as authorized Series E Convertible Preferred Stock  (“Series E Preferred Stock”).

Series B Convertible Preferred Stock

Dividends on Series B Preferred Stock

Holders of Series B Preferred Stock were entitled to receive from the first date of issuance of the Series B Preferred Stock cumulative dividends at a rate of 7.0% per annum on a compounded basis. The Company had the right to pay dividends in cash or shares of common stock on the Maturity Date or in cash on any applicable redemption date or, with respect to Series B Preferred Stock subject to conversion into common stock, as part of the conversion amount.

Conversion Rights of Series B Preferred Stock A holder of Series B Preferred Stock shall have the right to convert the Series B Preferred Stock, in whole or in part, upon written notice to the Company at a conversion price equal to the lower of (i) $2,400 or (ii) 85% of the lowest volume weighted average price of the common stock of the Company during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice (as adjusted for stock splits, share combinations and similar transactions).

February 2016 Financing

On February 29, 2016, the Company closed a public offering of 29,639 Units, at a price of $120.00 per Unit, each of which consists of one share of Series B Preferred Stock (as amended) and 0.5 of a warrant to purchase one share of its common stock at an exercise price of $25.20 per warrant. The Company received approximately $3,557,000 in gross proceeds from the offering, and incurred costs of $604,000 which were included in temporary equity on the grant date. Roth Capital Partners acted as sole placement agent for the offering. As further discussed in Note 13, the warrants issued in connection with the February 2016 financing contain provisions that permit the holders to net cash settle upon certain events of the Company. As such, the warrants were accounted for as derivative liabilities. Of the total gross proceeds received by the Company, $231,000 was allocated to the fair value of the warrant liabilities on the date of the transaction.

In connection with the February 2016 offering, the Company repaid $1,030,611 in principal on its 5% and 8% convertible notes, and paid $48,113 in interest and $377,935 in prepayment penalties to the note holders. All of the Company’s obligations under the 8% and 5% Convertible Notes have been extinguished.

From March 1, 2016 to December 31, 2016, all of the Company’s outstanding shares of Series B Preferred Stock were converted into 326,294 shares of common stock. As of December 31, 2016, none of the Series B Preferred Stock remains outstanding. As a result of the conversion, the Company recorded contractual and deemed dividends of $1,808,000, which represents the difference in the fair value of the common stock issued ($4,530,000) and original net carrying value of the preferred stock converted ($2,772,000).

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — Preferred Stock  – (continued)

Series D Convertible Preferred Stock

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

Voting Rights

Except with respect to certain material changes in the terms of the Series D Preferred Stock and certain other matters, and except as may be required by Delaware law, holders of Series D Preferred Stock shall have no voting rights. The approval of a majority of the holders of the Series D Preferred Stock is required to amend the Certificate of Designations.

Series E Convertible Preferred Stock

The board of directors of the Company has designated up to 5,000 shares of the 10,000,000 authorized shares of preferred stock as Series E Preferred Stock. When issued, the shares of Series E Preferred Stock will be validly issued, fully paid and non-assessable. Each share of Series E Preferred Stock will have a stated value of $1,000 per share. In connection with the December 2016 financing, the Company issued 2,400 shares of Series E Preferred Stock which was immediately converted into 1,200,000 shares of common stock after closing. See Note 15.

Rank.

The Series E Preferred Stock will rank on parity to our common stock.

Conversion.

Each share of the Series E Preferred is convertible into shares of the Company’s common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at any time at the option of the holder at a conversion price of not less than 100% of the public offering price of the common stock. Holders of Series E Preferred Stock will be prohibited from converting Series E Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of common stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — Preferred Stock  – (continued)

Liquidation Preference.

In the event of the Company’s liquidation, dissolution or winding-up, holders of Series E Preferred Stock will be entitled to receive an amount equal to the stated value per share before any distribution shall be made to the holders of any junior securities, and then will be entitled to receive the same amount that a holder of common stock would receive if the Series E Preferred Stock were fully converted into shares of common stock at the conversion price (disregarding for such purposes any conversion limitations) which amounts shall be paid pari passu with all holders of common stock.

Voting Rights.

Shares of Series E Preferred Stock will generally have no voting rights, except as required by law and except that the affirmative vote of the holders of a majority of the then outstanding shares of Series E Preferred Stock is required to, (a) alter or change adversely the powers, preferences or rights given to the Series E Preferred Stock, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that materially adversely affects any rights of the holders, (c) increase the number of authorized shares of Series E Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Dividends.

Shares of Series E Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The holders of the Series E Preferred Stock will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of common stock.

Redemption.

The Company is not obligated to redeem or repurchase any shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not otherwise entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY

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

July 2016 Financing

On July 20, 2016, the Company completed an underwritten public offering of 730,000 Units, each of which consists of one share of our common stock, par value $0.00001 per share, and 1.25 of a warrant to purchase one share of our common stock at an exercise price of $6.85 per share. On July 15, 2016, the underwriters exercised their over-allotment option to purchase warrants to purchase 136,875 shares of common stock. The Company received approximately $4.3 million in net proceeds from the offering, including exercise of the over-allotment option, after deducting the underwriting discount and estimated offering expenses payable by the Company. Roth Capital Partners acted as sole book-running manager for the offering. Aegis Capital Corp. acted as co-lead manager for the offering.

December 2016 Financing

On December 27, 2016, the Company completed an underwritten public offering of 3,800,000 Class A Units (the ‘‘Class A Units’’), consisting of one share of common stock, par value $0.00001 and 1.25 warrants (the ‘‘Warrants’’), each whole warrant to purchase one share of common stock, and 2,400 Class B Units (the ‘‘Class B Units’’) consisting of one share of Series E Convertible Preferred Stock, together with Warrants to purchase 625 shares of common stock. The 2,400 shares of Series E Convertible Preferred Stock were immediately converted into 1,200,000 shares of common stock after closing. The Company received approximately $8.8 million in net proceeds from the offering after deducting the underwriting discount and estimated offering expenses payable by the Company. Aegis Capital Corp. acted as sole book-running manager for the offering.

February 2017 Financing

On February 14, 2017, the Company completed a public underwritten offering of 1,750,000 shares of its common stock and five-year warrants to purchase up to an aggregate of 1,312,500 shares of its common stock at an exercise price of $2.00 per share. The Company received $3,500,000 in gross proceeds from the offering, before deducting the associated underwriting discount and estimated offering expenses payable by the Company. Aegis Capital Corp. acted as sole book-running manager for the offering.

August 2017 Financing

On August 18, 2017, the Company closed a financing for 1,560,978 shares of common stock and warrants to purchase 780,489 shares of common stock (the “August 2017 Warrants”).  The Company received gross proceeds of $3,200,000 from the offering, before deducting placement agent fees and other offering expenses payable by the Company.  Aegis Capital Corp. acted as the sole placement agent for the offering.   The common stock was sold in a registered direct offering by means of a prospectus supplement to the Company’s then-existing shelf registration statement, while the August 2017 Warrants were sold privately to the same investors by means of an exemption from registration.  The August 2017 Warrants are exercisable immediately on the date of issuance at an exercise price of $2.50 per share and will expire five (5) years after the initial date of issuance.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY – (continued)

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

Under the Lincoln Park Purchase Agreement, the Company is required to issue to Lincoln Park 192,431 shares of common stock as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. The 192,431 shares of common stock were issued on September 11, 2017 with a fair market value of $302,000, which was included in general and administrative expenses for the year ended December 31, 2017.

As of December 31, 2017, the Company has not sold any shares of common stock under the Lincoln Park Purchase Agreement.

Shares Issued for Services

In 2017, the Company issued a total of 1,772,152 shares of common stock with a grant date fair value of $3,042,000 to employees, directors, consultants and general counsel in lieu of paying cash for their services.

In 2016, the Company issued a total of 601,089 shares of common stock with a grant date fair value of $2,935,000 to employees, directors, consultants and general counsel in lieu of paying cash for their services.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY – (continued)

Stock Options — Equity Incentive Plans:

The Company’s stock option plans provide for the grant of options to purchase shares of common stock to officers, directors, other key employees and consultants. The purchase price may be paid in cash or “net settled” in shares of the Company’s common stock. In a net settlement of an option, the Company does not require a payment of the exercise price of the option from the optionee, but reduces the number of shares of common stock issued upon the exercise of the option by the smallest number of whole shares that has an aggregate fair market value equal to or in excess of the aggregate exercise price for the option shares covered by the option exercised. Options generally vest over a three-year period from the date of grant and expire ten years from the date of grant.

The Company has four plans under which they awarded share-based compensation grants of options to certain directors, employees, and advisors of the Company: the 2013 Stock Option Plan, 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan and the 2017 Incentive Compensation Plan.

On February 16, 2017, the Board of Directors approved a motion to cancel all outstanding stock options as the options were all out of the money in all previous stock option plans, thereby cancelling the 1,844 options that were outstanding on December 31, 2016.

On March 16, 2017, the Board of Directors passed a motion to grant options to certain directors, employees, and advisors of the Company. Under the 2013 Stock Option Plan the Company issued 1,135,000 ten (10) year options, under the 2015 Incentive Compensation Plan, the Company issued 755,500 ten (10) year options, and under the 2016 Incentive Compensation Plan, the Company issued 1,665,000 ten (10) year options, totaling 3,555,500 (10) years options with an exercise price of $1.55 per share on March 24, 2017. The fair value of the options granted on March 24, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.90%, dividend yield of -0-%, volatility factor of 286.51% and the expected life of options is 6.00 years. The Company estimates forfeiture and volatility using historical information of our stock price.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise giving consideration to the contractual terms.  The Company has not paid dividends on common stock and no assumption of dividend payment is made in the model. The options vest at one third on March 24, 2018, one third on March 24, 2019 and one third on March 24, 2020.

On June 15, 2017, the Company held its Annual Meeting of Stockholders and the stockholders approved the proposal to establish the Company’s 2017 Incentive Compensation Plan.

On July 1, 2017, under the 2017 Incentive Compensation plan the Company issued 2,795,000 ten (10) years options to employees with an exercise price of $1.62 per share. The fair value of the options granted on July 1, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.84%, dividend yield of -0-%, volatility factor of 283.93% and the expected life of options is 6.00 years. The Company estimates forfeiture and volatility using historical information of our stock price.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise giving consideration to the contractual terms.  The Company has not paid dividends on common stock and no assumption of dividend payment is made in the model. The options vest at one third on July 1, 2018, one third on July 1, 2019 and one third on July 1, 2020.

On November 16, 2017, under the 2017 Incentive Compensation plan the Company issued 340,000 ten (10) years options to employees with an exercise price of $1.54 per share. The fair value of the options granted on November 16, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.98%, dividend yield of -0-%, volatility factor of 281.91% and the expected life of options is 6.00 years. The Company estimates forfeiture and volatility using historical information of our stock price.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise giving consideration to the contractual terms.  The Company has not paid dividends on common stock and no assumption of dividend payment is made in the model. The options vest at one third on November 16, 2018, one third on November 16, 2019 and one third on November 16, 2020.

Compensation expense relating to stock options granted during the years ended December 31, 2017 and 2016 is $2,209,125 and $369,100, respectively. As of December 31, 2017, the remaining expense is approximately $7.72 million over the remaining amortization period which is 2.79 years.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY – (continued)

The weighted average fair value of options granted was $1.58 during the year ended December 31, 2017. Each option is estimated on the date of grant, using the Black-Scholes model and the following assumptions (all in weighted averages); however no options were granted during the year ended December 31, 2016:

2017
Exercise price	$1.58
Volatility	285.27%
Risk-free interest rate	1.88%
Expected dividend yield	0%
Expected term (years)	6

The risk-free rate is based on the rate for the U.S. Treasury note over the expected term of the option. The expected term for employees represents the period of time that options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on London Stock Exchange’s Alternative Investment Market to the date of the grant.

A summary of the status of the Company’s stock option plans for the years ended December 31, 2017 and 2016 is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Options Outstanding, January 1, 2017	1,844	$1,544
Granted	6,690,500	1.58
Exercised	—	—
Forfeited or Expired	(141,844)	58.80
Options outstanding, December 31, 2017	6,550,500	1.58
Exercisable, December 31, 2017	—	$—

As of December 31, 2017, the weighted average remaining contractual life was 9.38 years for the options outstanding and 0 years for the options exercisable.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY – (continued)

In 2017 and 2016, no options were exercised. The intrinsic value of options exercisable at December 31, 2017 and 2016 was $0 and $0, respectively. The total fair value of shares vested during 2017 and 2016 was approximately $0 and $340,000, respectively.

Warrants:

The Company has issued warrants at exercise prices equal to or greater than the market value of the Company’s common stock at the date of issuance in connection with numerous financing transactions.

A summary of the warrant activity is as follows:

	Number of Options/Warrants (in Shares)	Weighted Average Exercise Price
Warrants Outstanding, January 1, 2017	7,611,904	$5.98
Granted	2,145,489	2.19
Exercised	(1,062,113)	2.06
Forfeited or Expired	(7)	42,000.00
Warrants Outstanding, December 31, 2017	8,695,273	5.50
Exercisable, December 31, 2017	8,695,273	$5.50

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

Exercises of Warrants

For the year ended December 31, 2017, warrants issued in connection with the December 2016 financing were exercised into 1,062,113 shares of common stock. The Company received $2,124,000 in gross proceeds from the exercise of such warrants.

For the year ended December 31, 2016, warrants issued in connection with various financings were exercised into 64,466 shares of common stock. The Company received $492,000 in gross proceeds from the exercise of such warrants.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY – (continued)

Summary information regarding the warrants as of December 31, 2017 is as follows:

Exercise Price	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)
$2.00	6,512,475	4.02
$2.00*	1,037,288	3.55
$2.50	982,989	4.09
$8.40	20,833	3.82
$13.79	116,666	3.38
$90.00	20,417	0.84
$420.00	59	0.25
$1,380.00	1,209	2.10
$2,400.00	353	2.15
$2,625.00	143	0.88
$8,244.00	2,723	0.66
$10,500.00	118	0.04
Outstanding, December 31, 2017	8,695,273

 *Represents group of warrants repriced from $6.85 to $2.00

16 — COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in Sarasota, Florida pursuant to a lease which runs through September 2019. Future payments under such lease will amount to $161,000.

The Company leases office space in Sunrise, Florida pursuant to a lease which runs through May 2018. Future payments under such lease will amount to $100,000.

The Company leases warehouse space in Sunrise, Florida pursuant to a lease which runs through January 2019. Future payments under such lease will amount to $18,000.

In connection with the acquisition of IMT, the Company assumed the lease obligations relating to IMT’s warehouse and office space in Mt. Olive, New Jersey. Payments under the Mt. Olive, New Jersey lease were $35,000 for the year ended December 31, 2017, as the lease expired in February 2017. In January 2017, IMT signed a new lease for warehouse and office space in Hackettstown, New Jersey which runs through April 29, 2020. Future payments under such lease will amount to $210,000.

In connection with the acquisition of Vislink, the Company signed a new lease for office space in Hemel, U.K. in May 2017 which runs through October 2020. Future payments under such lease will amount to approximately $657,000.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16 — COMMITMENTS AND CONTINGENCIES – (continued)

In connection with the acquisition of Vislink, the Company assumed the lease obligations relating to Vislink office space in the following locations:

Location	Lease End Date	Approximate Future Payments
Colchester, U.K.	March 2025	$3,554,000
Billerica, MA	May 2021	$1,506,000
Singapore	August 2020	$90,000
Dubai, United Arab Emirates	July 2018	$28,000
Anaheim, CA	June 2018	$20,000

The Company’s office, deployment sites and warehouse facilities rent expenses aggregated approximately $1,509,000 and $745,000 during the years ended December 31, 2017 and 2016, respectively. The leases will expire on different dates from 2018 through 2025. The Company’s total obligation of minimum future annual rentals, exclusive of real estate taxes and related costs, is approximately as follows:

Year Ending December 31,
2018	$1,746,000
2019	1,563,000
2020	1,224,000
2021	567,000
2022	383,000
Thereafter	383,000
$5,866,000

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the years ended December 31, 2017 and 2016, the Company did not have any material legal actions pending.

Pension:

The Company at its discretion may make matching contributions to the 401(k) plan its employees participate in. For the years ended December 31, 2017 and 2016, the Company did not make any matching contributions.

The Company currently operates a Group Personal Pension Plan in its U.K. subsidiary and funds are invested with Royal London. U.K. employees are entitled to join the plan to which the Company contributes varying amounts subject to status. In addition, the Company operates a stakeholder pension scheme in the U.K. For the year ended December 31, 2017, the Company did not make any matching contributions.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17 — CONCENTRATIONS

During the year ended December 31, 2017, the Company recorded sales to one customer of $5,535,000 (12%) in excess of 10% of the Company’s total consolidated sales. During the year ended December 31, 2016, the Company recorded sales to a different customer of $702,000 (11%) in excess of 10% of the Company’s total consolidated sales.

At December 31, 2017, approximately 33% of net accounts receivable was due from two customers broken down individually as follows: $1,634,000 (20%) and $1,073,000 (13%). At December 31, 2016, approximately 53% of net accounts receivable was due from two customers broken down individually as follows: $499,000 (36%) and $227,000 (17%).

During the year ended December 31, 2017, approximately 33% of the Company’s inventory purchases were derived from two vendors broken down individually as follows: $5,056,000 (18%) and $4,180,000 (15%). During the year ended December 31, 2016, approximately 32% of the Company’s inventory purchases were derived from two vendors broken down individually as follows: $396,000 (21%) and $210,000 (11%).

At December 31, 2017, the Company did not have any accounts payable owed to a single vendor over 10%. At December 31, 2016, approximately $811,000 (51%) of accounts payable was due from one vendor.

18 – GEOGRAPHICAL INFORMATION

The Company has one operating segment and the decision-making group is the senior executive management team.

	Year Ended	Year Ended
	December 31, 2017	December 30, 2016
Revenue:
North America	$19,900,000	$6,030,000
South America	6,933,000	372,000
Europe	11,451,000	56,000
Asia	5,105,000	92,000
Rest of World	4,435,000	24,000
	$47,824,000	$6,574,000

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Long-Lived Assets:
United States	$5,700,000	$6,643,000
United Kingdom	4,431,000	—
	$10,131,000	$6,643,000

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement of $300,000 and $300,000 respectively, for the years ended December 31, 2017 and 2016. Roger Branton, the Company’s Chief Financial Officer, George Schmitt, the Company’s Executive Chairman and Chief Executive Officer, are directors of MBTH, and Richard Mooers, a director of the Company, is the Chief Executive Officer and a director of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing, a merger, consolidation or sale by the Company of substantially all of its assets. The Company incurred approximately $96,000 and $436,000 for fees associated with financings during the years ended December 31, 2017 and 2016, respectively. In addition, during the years ended December 31, 2017 and 2016, the Company’s Board of Directors approved an additional $54,000 and $115,000 fee, respectively, to be paid to MBTH as consideration for additional efforts provided by MBTH in connection with the Company’s financing and acquisition efforts. The Company recorded these fees in general and administrative expenses on the accompanying Consolidated Statement of Operations.

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

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19 — RELATED PARTY TRANSACTIONS – (continued)

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

The Company accrued $1,480,000 in acquisition fees during the year ended December 31, 2017 in connection with the acquisition of Vislink as per the M&A Services Agreement. The $1,480,000 represents 8% of the acquisition price. The Company recorded these fees in general and administrative expenses on the accompanying Consolidated Statement of Operations and included such fees in due to related parties on the Consolidated Balance Sheet. The Company did not accrue any fees pursuant to this agreement during the year ended December 31, 2016.

The Company accrued an additional $691,000 in fees as 5% of the Bargain Purchase Gain during the year ended December 31, 2017 in connection with the acquisition of Vislink as per the M&A Services Agreement. Of the $691,000, $546,000 represents 5% of the Bargain Purchase Gain of $10,911,000 after an independent, external advisor valued the acquisition. The Board of Directors agreed to reward MBTH $145,000 as a 5% fee for negotiating the $2.9 million gain on debt extinguishment. The Company recorded these fees in general and administrative expenses on the accompanying Consolidated Statement of Operations and included such fees in due to related parties on the Consolidated Balance Sheet.

The Company recorded $250,000 as the fair market value of the due diligence fee owed to MBTH in connection with the closing of the Vislink acquisition as per the M&A Services Agreement. The Company recorded these fees in general and administrative expenses on the accompanying Consolidated Statement of Operations and issued 154,321 shares of common stock to MBTH as settlement of this fee.

On March 3, 2016, the Company’s Board of Directors approved the issuance of up to $300,000 in shares of common stock to MBTH as compensation for financial services in connection with the IMT acquisition. Such shares of common stock were to be issued to MBTH in an initial tranche in the amount of up to $150,000 on March 15, 2016, and a second tranche to MBTH of up to $150,000 in shares of common stock if IMT achieved certain performance goals by December 31, 2016. On August 10, 2016, the disinterested members of the Board of Directors, believing it to be in the best interest of the Company, resolved to pay the award in cash instead of common stock. The Company accrued $150,000 in the due to related party balance owed to MBTH for the initial tranche and paid this cash fee in 2016. During the year ended December 31, 2017, the Company accrued the second tranche of $150,000 in the due to related party owed to MBTH and paid this cash fee in 2017.

During the years ended December 31, 2017 and 2016, the Company accrued an additional $94,000 and $90,000, respectively, for rent expense in the due to related party balance owed to MBTH.

During the year ended December 31, 2017, the Company issued 140,252 shares of common stock to MBTH in settlement of amounts due of $240,000. In addition, during the year ended December 31, 2017, the Company repaid $1,724,000 in amounts due to MBTH in cash. The balance outstanding to MBTH as of December 31, 2017 is $998,000 and has been included in due to related parties on the Consolidated Balance Sheet.

During the year ended December 31, 2016, the Company issued 49,712 shares of common stock to MBTH in settlement of amounts due of $364,000. In addition, during the year ended December 31, 2016, the Company repaid $655,000 of amounts due to MBTH in cash. The balance outstanding to MBTH as of December 31, 2016 is $96,000 and has been included in due to related parties on the Consolidated Balance Sheet.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19 — RELATED PARTY TRANSACTIONS – (continued)

 George Schmitt- Due to Related Party

George Schmitt, Chairman of the Board and Chief Executive Officer of the Company, currently earns an annual salary of $300,000 and received all of his compensation in shares of the Company’s common stock in 2017 and 2016. In 2017, Mr. Schmitt received 221,427 shares with a fair market value of $300,000. In 2016, Mr. Schmitt received 46,637 shares with a fair market value of $296,000.

On July 25, 2016, the Company repaid the outstanding principal totaling $300,000 and $70,484 in interest to Mr. Schmitt on loans originating in 2015. As of December 31, 2016, the Company has repaid in full the advances George Schmitt made to the Company in 2015. For the year ended December 31, 2016, the Company accrued interest expense of $14,000.

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

20 — SUBSEQUENT EVENTS

Shares Issued for Services

From January 1, 2018 to March 28, 2018, the Company issued a total of 55,979 shares of common stock with a grant date fair value of $87,000 to employees, directors, consultants and general counsel in lieu of paying cash for their services.

From January 1, 2018 to March 28, 2018, the Company issued a total of 6,411 shares of common stock to MBTH in settlement of amounts due of $10,000.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (2)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (25)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (16)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (12)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (17)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (16)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (23)
3.1(i)(h)	Amendment to Certificate of Incorporation filed June 10, 2016 (20)
3.1(i)(i)	Certificate of Designation of Series E Convertible Preferred Stock (24)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering (10)
4.6	Form of Warrant issued in February 11, 2015 Offering (11)
4.7	Form of Warrant issued in February 24, 2015 Offering (12)
4.8	Form of 8% Convertible Note (13)
4.9	Form of Series A Warrant for the August 2015 Offering (14)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (14)
4.11	Form of Series C Warrant for the August 2015 Offering (14)
4.12	Form of Series D Warrant for the August 2015 Offering (14)
4.13	Form of 5% Convertible Note (15)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(18)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (18)
4.16	Form of Warrant (19)
4.17	Form of Vislink Promissory Note (27)
4.18	Form of Underwriters’ Warrant for February 2017 Offering (28)
4.19	Form of Warrant for August 2017 Offering (31)
10.1	2013 Long Term Incentive Plan (7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	2004 Option Plan (7)
10.4	2005 Option Plan (7)
10.5	2006 Option Plan (7)
10.6	2007 Option Plan (7)
10.7	2009 Option Plan (7)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.9	Sunrise Office Lease (7)
10.10	Care21 Agreement (7)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (9)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (10)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (11)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (12)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (13)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (25)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (15)
10.21	Form of Securities Purchase Agreement (15)
10.22	$1,500,000 Initial Payment Note from the Company to IMT (15)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (19)
10.24	2015 Employee Stock Purchase Plan (21)
10.25	2015 Incentive Compensation Plan (21)
10.26	2016 Employee Stock Purchase Plan (22)
10.27	2016 Incentive Compensation Plan (22)
10.28	Deed of Variation to Business Purchase Agreement by and between the Company, Vislink PLC, Vislink International Limited and Vislink Inc., dated January 13, 2017 (26)
10.29	Settlement Agreement between the Company and the Holders thereto, dated January 13, 2017 (26)
10.30	Security Agreement, dated February 2, 2017, between the Company and the Vislink Sellers (27)
10.31	Service Agreement between James Walton and Vislink International Limited, dated October 19, 2015 (29)
10.32	Purchase Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.33	Registration Rights Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.34	Securities Purchase Agreement, dated August 15, 2017, between the Company and the Purchasers thereto (31)

Exhibit Number	Description of Exhibit
14.1	Code of Ethics(32)
23.1	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(21)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(22)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(23)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(24)	Filed as an Exhibit on Current Report on From 8-K with the SEC on December 27, 2016.
(25)	Filed as an Exhibit on Current Report on From 8-K with the SEC on July 20, 2015.
(26)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 19, 2017.
(27)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(28)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(29)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 23, 2017.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 23, 2017.
(31)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(32)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.