Form 10-Q
period 2018-03-31
xG TECHNOLOGY, INC.
filed 2018-05-15
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock outstanding as of May 15, 2018 is 16,148,946.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2018

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$455	$2,799
Accounts receivable, net	6,652	8,337
Inventories, net	16,192	14,753
Prepaid expenses and other current assets	875	626
Total current assets	24,174	26,515
Property and equipment, net	2,926	3,237
Intangible assets, net	6,317	6,894
Total assets	$33,417	$36,646
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,451	$10,918
Accrued expenses	3,556	3,150
Convertible note payable	2,000	2,000
Due to related parties	943	998
Deferred revenue and customer deposits	915	634
Obligation under capital leases	10	18
Derivative liabilities	662	1,271
Total current liabilities	18,537	18,989
Long-term obligation under capital leases, net of current portion	27	30
Total liabilities	18,564	19,019
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 14,959,784 and 14,897,392 shares issued and 14,959,782 and 14,897,390 outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	238,052	237,140
Accumulated other comprehensive income	437	354
Treasury stock, at cost – 2 shares at March 31, 2018 and December 31, 2017, respectively	(22)	(22)
Accumulated deficit	(223,614)	(219,845)
Total stockholders’ equity	14,853	17,627
Total liabilities and stockholders' equity	$33,417	$36,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS EXCEPT NET (LOSS) INCOME PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2018	2017
Revenue, net	$9,733	$9,335
Cost of revenue and operating expenses
Cost of components and personnel	4,790	5,571
Inventory valuation adjustments	113	99
General and administrative expenses	5,832	6,548
Research and development expenses	2,442	1,874
Amortization and depreciation	887	989
Total cost of revenue and operating expenses	(14,064)	(15,081)
Loss from operations	(4,331)	(5,746)
Other income (expense)
Changes in fair value of derivative liabilities	609	(217)
Preliminary gain on bargain purchase	—	11,839
Gain on debt extinguishment	—	2,900
Interest expense	(47)	(484)
Total other income	562	14,038
Net (loss) income	$(3,769)	$8,292

Basic (loss) earnings per share	$(0.25)	$0.87

Diluted (loss) earnings per share	$(0.25)	0.84

Weighted average number of shares outstanding:
Basic	14,948	9,585

Diluted	14,948	9,925

Comprehensive (loss) income:
Net (loss) income	$(3,769)	$8,292
Unrealized gain (loss) on currency translation adjustment	437	(17)

Comprehensive (loss) income	$(3,332)	$8,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities
Net (loss) income	$(3,769)	$8,292
Adjustments to reconcile net (loss) income to net cash used in operating activities
Gain on bargain purchase	—	(11,839)
Gain on debt extinguishment	—	(2,900)
Stock-based compensation	815	165
Payment made in stock (payroll and consultants)	68	669
Stock issuance commitments	90	303
Inventory valuation adjustments	113	99
Depreciation and amortization	887	989
Change in fair value of derivative liabilities	(609)	217
Guaranteed interest and debt issuance costs	—	434

Changes in assets and liabilities
Accounts receivable	1,795	(3,243)
Inventory	(1,213)	732
Prepaid expenses and other current assets	(230)	(97)
Accounts payable	(827)	2,430
Accrued expenses and interest expense	304	2,906
Deferred revenue and customer deposits	269	(41)
Due to related parties	(45)	765
Net cash used in operating activities	(2,352)	(119)
Cash flows used in investing activities
Cash disbursed for property and equipment	(30)	(316)
Cash used in Vislink acquisition	—	(6,500)
Net cash used in investing activities	(30)	(6,816)
Cash flows provided by (used in) financing activities
Principal repayments made on capital lease obligations	(11)	(14)
Proceeds from multiple issuances of convertible preferred stock, common stock and warrants	—	3,500
Costs incurred in connection with multiple financings	—	(459)
Principal repayments of Vislink notes	—	(2,000)
Proceeds from the exercise of warrants	—	1,589
Net cash (used in) provided by financing activities	(11)	2,616
Effect of exchange rate changes on cash	49	(17)
Net decrease in cash	(2,344)	(4,336)
Cash, beginning of period	2,799	9,054
Cash, end of period	$455	$4,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(IN THOUSANDS)

	Three Months Ended March 31,
	2018	2017
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of investing and financing activities
Common stock issued in connection with:
Conversion of Series D Convertible Preferred Stock	—	648
Services previously accrued	19	295
Settlement of amounts due to related parties	10	60
Settlement of notes payable to sellers of Vislink with assumption of liabilities and debt extinguishment	—	7,500
Total debt issuance costs and guaranteed interest incurred from leak-out agreement	—	434
Stock issued as payment of interest on convertible notes	—	90

Purchase Consideration
		Vislink
Amount of consideration:	$—	$16,000

Assets acquired and liabilities assumed at preliminary fair value
Cash	—	—
Accounts receivable	—	7,129
Inventories	—	14,761
Property and equipment	—	1,301
Prepaid expenses	—	1,209
Accounts payable	—	(2,079)
Deferred rent	—	—
Accrued expenses	—	(451)
Net tangible assets acquired	$—	$21,870

Identifiable intangible assets
Intangible assets	$—	$5,969
Trade names and technology	—	—
Customer relationships	—	—
Total Identifiable Intangible Assets	$—	$5,969

Total net assets acquired	$—	$27,839
Consideration paid	—	16,000
Preliminary gain on bargain purchase	$—	$11,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The overarching strategy of xG Technology, Inc. (“xG” or the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in its target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC (“IMT”), Vislink Communication Systems (“Vislink” or “VCS”), and xMax. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. In addition to these brands, xG has a dedicated Federal Sector Group focused on providing next-generation spectrum sharing solutions to national defense, scientific research and other federal organizations.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2018, the results of its operations and cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2018 may not be indicative of results for the year ending December 31, 2018.

Principles of Consolidation

The accompanying condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) include the accounts of xG and its wholly-owned subsidiaries, IMT and Vislink, since the date Vislink was acquired. All intercompany transactions and balances have been eliminated in the consolidation.

Reclassifications

Certain reclassifications have been made in the unaudited consolidated financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision-making group is the senior executive management team. The Company and the decision-making group view the Company’s operations as different product offerings but manage its business as one operating segment. All long-lived assets of the Company reside in the U.S. and U.K.

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts and the valuation of the assets and liabilities acquired in the acquisition of Vislink.

Inventories

Inventory is recorded at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. During the three months ended March 31, 2018 and 2017, we calculated approximately $113,000 and $99,000, respectively as adjustments to the valuation of our inventory.

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

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with Accounting Standards Codifications (“ASC”) 718 "Compensation – Stock Compensation", which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company's stock price on the date of issuance.

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

(Loss) Earnings Per Share

The Company reports (loss) earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic (loss) earnings per share of common stock is calculated by dividing net (loss) earnings allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted (loss) earnings per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the determination of loss per share for each period presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net (loss) income applicable to common stockholders – basic and diluted	$(3,769)	$8,292

Denominator:
Weighted average shares outstanding - basic	14,948	9,585
Dilutive stock options	0	340
Weighted average shares outstanding - diluted	14,948	9,925
Net loss per share applicable to common stockholders:
Basic	$(0.25)	$0.87
Dilutive	$(0.25)	$0.84
Anti-dilutive potential common stock equivalents from the calculation of (Loss) Income per share:
Stock options	6,376	3,556
Convertible debt	48	48
Warrants	8,695	8,182

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

Foreign Currency and Other Comprehensive Gain (Loss)

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized a net foreign exchange gain of approximately of $3,600 and a loss of $80,000 for the three months ended March 31, 2018 and 2017, respectively. The foreign currency exchange gains and losses are included as a component of general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018 and 2017, there was an increase in other accumulated comprehensive income of approximately $83,000 and there was a decrease in other accumulated comprehensive income of approximately $17,000, respectively.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates adopted for the foreign exchange transactions are the rates of exchange as quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. Translation of amounts from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

•	As of March 31, 2018 – British Pounds $1.40084 to US $1.00

•	Average rate for the three months ended March 31, 2018 – British Pounds $1.391167 to US $1.00

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

Recently Issued Accounting Principles

In March 2018, the FASB issued ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)”, which amended ASC 740 to incorporate the requirements of Staff Accounting Bulletin (“SAB”) 118. Issued in December 2017 by the SEC, SAB 118 addresses the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017. The Company’s accounting is complete as it pertains to the Tax Reform Act and no provisional amounts have been recorded as a result.

In March 2018, the FASB issued ASU Number 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980). This update amended the guidance for other than temporary impairment of equity securities at fair value upon a registrant's adoption of ASC Topic 320. The Company adopted Topic 320 concurrently with ASU Number 2016-01 in January 2018.

In February 2018, FASB issued Accounting Standards Update 2018-03; Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The technical corrections and improvements intended to clarify certain aspects of the guidance on recognizing and measuring financial assets and liabilities in ASU 2016-01. This includes equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in foreign currency and transition guidance for equity securities without a readily determinable fair value. The Company is required to adopt these standards starting in the first quarter of fiscal year 2019 and does not anticipate that implementation will have a material impact on its condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard will permit entities to reclassify tax effects stranded in accumulated other comprehensive income ("AOCI") as a result of U.S. tax reform to retained earnings. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The effects of this standard on our financial position, results of operations and cash flows are not expected to be material.

In January 2016, the FASB released ASU 2016-02, “Leases.” The FASB issued a subsequent amendment to the initial guidance in January 2018 within ASU 2018-01. The core principle of the standard requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The amendment offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company plans to adopt these new standards in the first quarter of 2019. The Company has not yet determined the effect of these standards on its condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU 2014-09 revenue recognition model virtually replaces all existing revenue recognition guidance and applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 (as updated by ASU 2015-14 in August 2015, ASU No. 2016-08 in March 2016, ASU No. 10 in April 2016 and ASU No. 12 in May 2016) is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Public and nonpublic entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. Our emerging growth company (“EGC”) status expires at the end of this calendar year of 2018. Upon the loss of EGC status, an issuer is required to adopt the standard in its next filing. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods thereafter, specifically the first quarter of 2019. The Company is still evaluating whether the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements. Additionally, the Company intends to utilize the modified retrospective adoption and recognize the cumulative effect of initially applying ASU 2014-09, if significant, as an adjustment to the opening balance of accumulated deficit at the date of initial application.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future condensed consolidated financial statements.

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

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

As reflected in the condensed consolidated financial statements, the Company had working capital and an accumulated deficit of $5.6 million and $223.6 million, respectively, at March 31, 2018. In addition, the Company had a loss from operations of approximately $4.3 million and cash used in operating activities of $2.4 million for the three months ended March 31, 2018.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. The Company implemented a cost reduction plan in April 2018 that is expected to result in approximately $5 million in annual savings, although no assurance can be provided that the Company will meet that target. Initial savings were realized through immediate cost reductions affecting the xMax division by eliminating certain personnel costs and associated benefits and reduction in facilities and other expenses. While implementing these cost reduction initiatives is management’s primary focus, the Company also believes it has the ability to raise additional working capital through equity or debt offerings; however no assurance can be provided that the Company will be successful in such capital raising efforts. As a result of such cost reduction efforts and the Company’s existing working capital, management believes that the Company has sufficient working capital to continue as a going concern for a period of at least twelve months from the date these financial statements have been issued.

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

NOTE 3 — ACQUISITION OF VISLINK (continued)

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

The following presents the unaudited pro-forma combined results of operations of xG and Vislink as if the entities were combined on January 1, 2017.

For the Three Months Ended March 31,
2017

Revenues, net	$10,576
Net (loss) allocable to common stockholders	$(7,525)
Net (loss) per share	$(0.79)
Weighted average number of shares outstanding	9,585

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2017 or to project potential operating results as of any future date or for any future periods.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2017	$18,647,000	$(18,211,000)	$12,378,000	$(9,171,000)	$1,450,000	$(243,000)	$2,880,000	$(836,000)	$6,894,000
Additions	-	-	-	-	-	-	-	-	-
Impairments	-	-	-	-	-	-	-	-	-
Amortization	-	(134,000)	-	(166,000)	-	(56,000)	-	(221,000)	(577,000)
Balance as of March 31, 2018	$18,647,000	$(18,345,000)	$12,378,000	$(9,337,000)	$1,450,000	$(299,000)	$2,880,000	$(1,057,000)	$6,317,000

Amortization of intangible assets amounted to $0.6 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

Software Development Costs:

At March 31, 2018 and December 31, 2017, the Company had net capitalized software costs of $0.3 million and $0.4 million, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized amortization of software development costs of $0.1 million and $0.2 million, respectively.

Patents and Licenses:

At March 31, 2018 and December 31, 2017, the Company had net capitalized costs of patents and licenses of $3.0 million and $3.2 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.2 million of amortization expense related to patents and licenses for the three months ended March 31, 2018 and 2017.

Other Intangible Assets

The Company’s remaining intangible assets include the trade names, technology and customer lists acquired in its acquisition of IMT and Vislink. The Company amortizes trade names, technology and customer relationships over their useful lives which range between 3 to 15 years.

Estimated amortization expense for total intangible assets for the succeeding five years is as follows:

Balance 2018	$1,724,000
2019	1,763,000
2020	993,000
2021	818,000
2022	574,000
Thereafter	445,000
$6,317,000

The Company's intangible assets acquired in 2016 and 2017 will be amortized over a weighted average remaining life of approximately 2.67 years.

NOTE 5 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on its maturity date, October 6, 2018 and is convertible, at Treco’s option, into shares of the Company’s common stock at a price of $42,000 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares of the Company’s common stock, at the Company’s option. The accrued interest at March 31, 2018 was $87,000. On January 10, 2017, the Company issued 24,397 shares of common stock as the semi-annual payment of interest of $90,000. Interest expense was $45,000 for the three months ended March 31, 2018 and 2017.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in Sarasota, Florida pursuant to a lease which runs through September 2019. Future payments under such lease will amount to $138,000.

The Company leases office space in Sunrise, Florida pursuant to a lease which runs through May 2019. Future payments under such lease will amount to $202,000.

The Company leases warehouse space in Sunrise, Florida pursuant to a lease which runs through January 2019. Future payments under such lease will amount to $15,000.

In January 2017, IMT signed a new lease for warehouse and office space in Hackettstown, New Jersey which runs through April 29, 2020. Future payments under such lease will amount to $188,000.

In connection with the acquisition of Vislink, the Company signed a new lease for office space in Hemel, U.K. in May 2017 which runs through October 2020. Future payments under such lease will amount to approximately $641,000.

In connection with the acquisition of Vislink, the Company assumed the lease obligations relating to Vislink office space in the following locations:

Location	Lease End Date	Approximate Future Payments
Colchester, U.K.	March 2025	$3,618,000
Billerica, MA	May 2021	$1,396,000
Singapore	August 2020	$81,000
Dubai, United Arab Emirates	July 2018	$16,000
Anaheim, CA	June 2018	$10,000

The Company’s office, deployment sites and warehouse facilities rent expenses aggregated to approximately $397,000 and $203,000 during three months ended March 31, 2018 and 2017, respectively. The leases will expire on different dates from 2018 through 2025. The Company’s total obligation of minimum future annual rentals, exclusive of real estate taxes and related costs, is approximately as follows:

NOTE 6 — COMMITMENTS AND CONTINGENCIES (continued)

Year Ending December 31,
Balance 2018	$1,413,000
2019	1,691,000
2020	1,275,000
2021	594,000
2022	410,000
Thereafter	923,000
$6,306,000

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the three months ended March 31, 2018 the Company did not have any material legal actions pending.

Pension:

The Company at its discretion may make matching contributions to the 401(k) plan its employees participate in. For the three months ended March 31, 2018 and 2017, the Company did not make any matching contributions.

The Company currently operates a Group Personal Pension Plan in its U.K. subsidiary and funds are invested with Royal London. U.K. employees are entitled to join the plan to which the Company contributes varying amounts subject to status. In addition, the Company operates a stakeholder pension scheme in the U.K. For the three months ended March 31, 2018 and 2017, the Company did not make any matching contributions.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended March 31, 2018, the Company:

•	Issued 43,747 shares of its common stock for employees, directors, consultants and other professionals for a total value of $68,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Recognized $815,000 of compensation costs, associated with outstanding stock options, in general and administrative expenses with a corresponding capital contribution.

•	Issued 6,411 shares of its common stock in satisfaction of related party obligations valued at $10,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Issued 12,232 shares of its common stock in satisfaction of amounts previously deferred for employee/consultant agreements in the amount of $19,000.

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Warrants and Options

During the three months ended March 31, 2018 and 2017, the Company recorded approximately $815,000 and $165,000, respectively as stock compensation expense from the amortization of stock options issued in prior periods. As of March 31, 2018, the weighted average remaining contractual life was 9.13 years for options outstanding and 8.99 years for options exercisable. The intrinsic value of options exercisable at March 31, 2018 and 2017 was $0 and $0.07, respectively. As of March 31, 2018, the remaining expense is approximately $6.69 million over the remaining amortization period which is 2.63 years. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time using the simplified method. The Company has not paid dividends’ on its common stock and no assumption of dividend payment(s) is made in the model.

A summary of the warrant and option activity is as follows:

Warrants

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2018	8,695,273	$5.50
Granted	—	—
Exercised	—	—
Forfeited or Expired	(169)	7,458.00
Outstanding, March 31, 2018	8,695,104	$5.35
Exercisable, March 31, 2018	8,695,104	$5.35

Options

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2018	6,550,500	$1.58
Granted	—	—
Exercised	—	—
Forfeited or Expired	(175,000)	1.59
Outstanding, March 31, 2018	6,375,000	$1.58
Exercisable, March 31, 2018	1,115,176	$1.55

NOTE 8 — DERIVATIVE LIABILITIES

Each of the warrants issued in connection with our August 2015, May 2016 and July 2016 underwritten offerings and the February 2016 Series B Preferred Stock Offering have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on the date of issuance and March 31, 2018:

Number of shares underlying the warrants on March 31, 2018	968,080
Fair market value of stock	$0.87
Exercise price	$2.00 to 2,400
Volatility	54% to 162%
Risk-free interest rate	1.93% to 2.39%
Expected dividend yield	—
Warrant life (years)	0.5 to 3.3

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

NOTE 8 — DERIVATIVE LIABILITIES (continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended
	March 31,
	2018	2017
Beginning balance	$1,271,000	$1,183,000
Change in fair value of derivative liabilities	(609,000)	217,000
Ending balance	$662,000	$1,400,000

NOTE 9 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. For the three months ended March 31, 2018 and 2017, the Company incurred fees related to the Management Agreement of $75,000, respectively. Roger Branton, the Company’s Chief Financial Officer, and George Schmitt, the Company’s director and former Chief Executive Officer and Executive Chairman of the Board, are directors of MBTH, and Richard Mooers, a director of the Company, is the Chief Executive Officer and a director of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing, a merger, consolidation or sale by the Company of substantially all of its assets. The Company incurred approximately $0 for fees associated with financings during the three months ended March 31, 2018 and 2017, respectively. In addition, during the three months ended March 31, 2018 and 2017, the Company’s Board of Directors approved an additional $0 and $27,000 fee, respectively, to be paid to MBTH as consideration for additional efforts provided by MBTH in connection with the Company’s financing and acquisition efforts. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations.

The balance outstanding to MBTH at March 31, 2018 and December 31, 2017 was $943,000 and $998,000, respectively, and has been included in due to related parties on the Condensed Consolidated Balance Sheet.

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

NOTE 9 — RELATED PARTY TRANSACTIONS (continued)

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

The Company accrued $1,480,000 in acquisition fees during the three months ended March 31, 2017 in connection with the acquisition of Vislink as per the M&A Services Agreement. The $1,480,000 in acquisition fees represents 8% of the acquisition price. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet. The Company did not incur any fees pursuant to the M&A Services Agreement during the three months ended March 31, 2018.

During the three months ended March 31, 2017, the Company recorded $265,000 as the Fair Market Value (“FMV”) of the warrant paid to MBTH in connection with the closing of the Vislink acquisition as per the M&A Services Agreement. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations. The Company did not incur any fees pursuant to the M&A Services Agreement during the three months ended March 31, 2018.

From January 1, 2018 to March 31, 2018, the Company issued 6,411 shares of common stock to MBTH in settlement of amounts due of $10,000, which was the approximate grant date fair value of the shares.

NOTE 10 — CONCENTRATIONS

During the three months ended March 31, 2018, the Company recorded sales to one customer of $1,023,000 (11%) in excess of 10% of the Company’s total consolidated sales.

During the three months ended March 31, 2017, the Company did not record revenue from individual sales or services rendered in excess of 10% of the Company’s total consolidated sales.

At March 31, 2018, approximately 21% of net accounts receivable was due from two customers broken down individually as follows: $705,000 (11%) and $663,000 (10%).

At March 31, 2017, the Company did not have accounts receivable of over 10% from any one customer.

During the three months ended March 31, 2018, approximately 27% of the Company’s inventory purchases were derived from two vendors broken down individually as follows: $695,000 (15%) and $584,000 (12%).

During the three months ended March 31, 2017, the Company did not incur inventory purchases over 10% from any one vendor.

NOTE 11 – GEOGRAPHICAL INFORMATION

The Company has one operating segment and the decision-making group is the senior executive management team.

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
North America	$3,272,000	$1,864,000
South America	309,000	659,000
Europe	4,290,000	3,902,000
Asia	1,392,000	1,005,000
Rest of World	470,000	1,905,000
	$9,733,000	$9,335,000

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Long-Lived Assets:
United States	$4,005,000	$4,316,000
United Kingdom	5,238,000	8,924,000
	$9,243,000	$13,240,000

NOTE 12 — SUBSEQUENT EVENTS

Other Common Stock Issuances

From April 1, 2018 to May 15, 2018, the Company issued a total of 1,116,998 shares of common stock having a fair value to employees, directors, consultants and general counsel in lieu of paying approximately $1,126,000 worth of services.

From April 1, 2018 to May 15, 2018, the Company issued a total of 72,176 shares of common stock to MBTH in settlement of amounts due of $70,000, which was the grant date fair value of such shares.

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

Overview

The overarching strategy of xG Technology, Inc. (“xG” or the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in its target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC (“IMT”), Vislink Communication Systems (“Vislink” or “VCS”), and xMax. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. In addition to these brands, xG has a dedicated Federal Sector Group focused on providing next-generation spectrum sharing solutions to national defense, scientific research and other federal organizations.

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

Results of Operations

Comparison for the three months ended March 31, 2018 and 2017

Revenues

Revenues for the three months ended March 31, 2018 were $9.7 million compared to $9.3 million for the three months ended March 31, 2017, representing an increase of $0.4 million or 4%. The increase can be attributed to recording revenues from the acquisition of Vislink for the full three months ended March 31, 2018 compared to only two months during the first quarter of 2017.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three months ended March 31, 2018 were $4.8 million compared to $5.6 million for the three months ended March 31, 2017, representing a decrease of $0.8 million or 14%. The decrease can be attributed to higher margins and the inclusion of the fair value assessed by the third-party appraisals (“Inventory Step-Up”) associated with the acquisition of IMT was included in cost of components for the three months ended March 31, 2017. The Inventory Step-Up associated with the acquisition of Vislink did not occur until the second quarter of 2017. The assigned fair value associated with our business acquisitions have been amortized and included in cost of components and personnel in the amounts of $0.0 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

We anticipate an increase in revenue and the related costs in 2018 due to Vislink’s revenue and related costs being included for a full year. We also anticipate higher gross margins in 2018 since the Inventory Step-Ups are fully amortized.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or written down to their net realizable value. Inventory valuation adjustments amounted to $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis and include salary and benefit expenses including stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel.

General and administrative expenses for the three months ended March 31, 2018 were $5.8 million compared to $6.5 million for the three months ended March 31, 2017, representing a decrease of $0.7 million or 11%.

The decrease of $0.7 million is primarily due to the inclusion of a one-time fee of $1.5 million to MBTH related to its role in the Vislink acquisition for the three months ended March 31, 2017. The decrease was partially offset by increases of $0.3 million of salary and related benefits and $0.1 million in rent expense due to including three months of general and administrative expenses for Vislink in 2018 compared to two months in 2017. We also had an increase of $0.3 million of stock based compensation associated with the expensing of stock options granted.

We expect general and administrative costs to decrease going forward due to the cost cutting initiatives we have enacted during the second quarter of 2018.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities and travel.

Research and development expenses for the three months ended March 31, 2018 were $2.4 million compared to $1.9 million for the three months ended March 31, 2017, representing an increase of $0.5 million or 26%.

The increase of $0.5 million is primarily due to $0.3 million of stock based compensation associated with the expensing of stock options granted and $0.2 million in research related product development costs.

We expect research and development costs to decrease going forward due to the cost cutting initiatives we have enacted during the second quarter of 2018.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2018 were $0.9 million compared to $1.0 million for the three months ended March 31, 2017, representing a decrease of $0.1 million or 10%. The decrease is due to less depreciation recorded on our fixed assets in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Other

The changes in fair value of derivative liabilities for the three months ended March 31, 2018 were $0.6 million compared to ($0.2) million for the three months ended March 31, 2017. This is due to the changes in our stock price subsequent to the warrant issuances resulting in an unrealized gain in the fair value of the derivative liabilities.

The gain on bargain purchase was $0.0 million for the three months ended March 31, 2018 compared to $11.8 million for the three months ended March 31, 2017. The gain on bargain purchase of $11.8 million is due to the Company acquisition of Vislink on February 2, 2017. The excess of the aggregate fair value of the net tangible assets and identified intangible assets over the consideration paid has been treated as a gain on bargain purchase in accordance with ASC 805.

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

The gain on debt extinguishment was $0.0 million for the three months ended March 31, 2018 compared to $2.9 million for the three months ended March 31, 2017. The gain on debt extinguishment of $2.9 million is due to the Company’s agreement with the Sellers of Vislink on March 17, 2017, pursuant to which the Company paid $2 million in cash to the Sellers and the Sellers extinguished the remaining $2.9 million of principal owed in connection with the Company’s acquisition of Vislink.

Interest expense for the three months ended March 31, 2018 was $0.05 million, compared to $0.5 million for the three months ended March 31, 2017. The decrease was due to the recording of interest on Series D Convertible Preferred Stock in the three months ended March 31, 2017.

Net (Loss) Income

For the three months ended March 31, 2018, the Company had a net loss of $3.8 million, as compared to a net income of $8.3 million for the three months ended March 31, 2017, or a decrease of $12.1 million. The increase in net loss is due mainly to the recording of a gain on bargain purchase associated with the acquisition of Vislink that closed on February 2, 2017 in the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, the Company has working capital of approximately $5.6 million including $0.5 million of cash and cash equivalents. We have incurred net loss of $3.8 million for the three months ended March 31, 2018.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Three Month Period Ended

(In Thousands)

	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(2,352)	$(119)
Net cash used in investing activities	(30)	(6,816)
Net cash used in financing activities	(11)	2,616
Effect of exchange rate changes on cash	49	(17)
Net decrease in cash	$(2,344)	$(4,336)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018, totaled $2.4 million as compared to $0.1 million for the three months ended March 31, 2017. Of the $2.4 million used in the three months ended March 31, 2018, approximately $1.8 million was related to a decrease in accounts receivable; $1.2 million was related to an increase in Inventory; $0.8 million was related to a decrease in accounts payable; $0.3 million was related to an increase in accrued expenses and interest expense; and $0.3 million was related to the increase in deferred revenue and customer deposits.

Of the $0.1 million used in the three months ended March 31, 2017, $3.2 million was related to the increase in accounts receivable, $2.4 million was related to the increase in accounts payable, $2.9 million was related to the increase in accrued expenses and interest expense and the remaining balance consisted principally of the net loss from operations.

These changes were offset by approximately $11.8 million from a non-cash item related to the gain on bargain purchase and a $2.9 million non-cash item related to the extinguishment of debt.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $0.03 million as compared to $6.8 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company paid $6.5 million in cash consideration in connection with the acquisition of Vislink.

Financing Activities

Our net cash used in financing activities for the three months ended March 31, 2018 was $0.01 million as compared to cash provided by financing activities of $2.6 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, there were net proceeds from the issuance of common stock in February 2017 totaling $3.0 million and $1.6 million from the exercise of warrants. This amount was offset by the Company’s repayment of $2.0 million in principal amount of notes issued to Vislink.

Cost Reductions

The Company implemented a cost reduction plan in April 2018 that is expected to result in approximately $5 million in annual savings. Initial savings were realized through immediate cost reductions affecting the xMax division by eliminating certain personnel and associated benefits and reduction in facilities and other expenses.

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

As reflected in the condensed consolidated financial statements, the Company had working capital and an accumulated deficit of $5.6 million and $223.6 million, respectively, at March 31, 2018. In addition, the Company had a loss from operations of approximately $4.3 million and cash used in operating activities of $2.4 million for the three months ended March 31, 2018.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. The Company implemented a cost reduction plan in April 2018 that is expected to result in approximately $5 million in annual savings, although no assurance can be provided that the Company will meet that target. Initial savings were realized through immediate cost reductions affecting the xMax division by eliminating certain personnel costs and associated benefits and reduction in facilities and other expenses. While implementing these cost reduction initiatives is management’s primary focus, the Company also believes it has the ability to raise additional working capital through equity or debt offerings; however no assurance can be provided that the Company will be successful in such capital raising efforts. As a result of such cost reduction efforts and the Company’s existing working capital, management believes that the Company has sufficient working capital to continue as a going concern for a period of at least twelve months from the date these financial statements have been issued.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2017, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. With the acquisitions of IMT and Vislink, there are risks related to the timing and accuracy of the integration of information from various accounting and Material Requirement Planning (“MRP”) systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. As of March 31, 2018, we concluded that certain of these material weaknesses continued to exist.

The Company expects improvements to be made on the integration of information issues in 2018 as we plan to move towards one accounting and MRP system. The Company is continuing to further remediate the material weakness identified above as its resources permit.

Changes in Internal Controls

During the three months ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of March 31, 2018, we do not have any material litigation matters pending.

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

xG TECHNOLOGY, INC.

Date: May 15, 2018	By:	/s/ Gary Cuccio
Gary Cuccio
Interim Chief Executive Officer and Chairman of the Board (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

