Form 10-Q
period 2018-06-30
xG TECHNOLOGY, INC.
filed 2018-08-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of the Registrant’s common stock outstanding as of August 14, 2018 is 16,943,064.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2018

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	2
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the three and six months ended June 30, 2018 and 2017	3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017	4
Notes to Unaudited Condensed Consolidated Financial Statements	6

xG TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$2,185	$2,799
Accounts receivable, net	5,357	8,337
Inventories, net	16,016	14,753
Prepaid expenses and other current assets	704	626
Total current assets	24,262	26,515
Property and equipment, net	2,744	3,237
Intangible assets, net	5,577	6,894
Total assets	$32,583	$36,646
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,084	$10,918
Accrued expenses	2,945	3,150
Convertible note payable	2,000	2,000
Convertible promissory notes, net of discount of $508 and $0, respectively	3,492	—
Due to related parties	691	998
Deferred revenue and customer deposits	1,642	634
Obligation under capital leases	10	18
Derivative liabilities	2,533	2,399
Total current liabilities	21,397	20,117
Long-term obligation under capital leases, net of current portion	24	30
Total liabilities	21,421	20,147
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 16,674,874 and 14,897,392 shares issued and 16,674,872 and 14,897,390 outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	240,220	235,819
Accumulated other comprehensive income	328	354
Treasury stock, at cost – 2 shares at June 30, 2018 and December 31, 2017, respectively	(22)	(22)
Accumulated deficit	(229,364)	(219,652)
Total stockholders’ equity	11,162	16,499
Total liabilities and stockholders' equity	$32,583	$36,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS EXCEPT NET (LOSS) INCOME PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$9,424	$14,218	$19,157	$23,553
Cost of revenue and operating expenses
Cost of components and personnel	4,487	9,695	9,277	15,266
Inventory valuation adjustments	121	(23)	234	76
General and administrative expenses	6,028	6,441	11,860	12,989
Research and development expenses	2,925	2,511	5,367	4,385
Impairment charge	168	—	168	—
Amortization and depreciation	818	1,143	1,705	2,132
Total cost of revenue and operating expenses	14,547	19,767	28,611	34,848
Loss from operations	(5,123)	(5,549)	(9,454)	(11,295)
Other (expense) income
Changes in fair value of derivative liabilities	605	27	1,654	(190)
Gain on bargain purchase	—	3,691	—	15,530
Gain on debt and payables extinguishments	—	1,090	—	3,990
Other income (expense)	38	(253)	38	(253)
Interest expense, net	(1,903)	(47)	(1,950)	(531)
Total (expense) other income	(1,260)	4,508	(258)	18,546
Net (loss) income	$(6,383)	$(1,041)	$(9,712)	$7,251

Basic (loss) earnings per share	$(0.40)	$(0.09)	$(0.62)	$0.69

Diluted (loss) earnings per share	$(0.40)	$(0.09)	$(0.62)	$0.69

Weighted average number of shares outstanding:

Basic	16,154	11,405	15,555	10,500

Diluted	16,154	11,405	15,555	10,500

Comprehensive (loss) income:
Net (loss) income	$(6,383)	$(1,041)	$(9,712)	$7,251
Unrealized (loss) gain on currency translation adjustment	(109)	365	328	348

Comprehensive (loss) income	$(6,492)	$(676)	$(9,384)	$7,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities
Net (loss) income	$(9,712)	$7,251
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Gain on bargain purchase	—	(15,530)
Gain on debt extinguishment	—	(3,990)
Stock-based compensation	2,474	603
Payment made in stock (payroll and consultants)	1,504	1,426
Stock issuance commitments	195	386
Inventory valuation adjustments	234	76
Depreciation and amortization	1,705	2,132
Impairment charge	168	—
Change in fair value of derivative liabilities	(1,654)	190
Guaranteed interest and debt issuance costs	—	434
Non-Cash interest costs	1,837	—

Changes in assets and liabilities
Accounts receivable	2,907	(1,895)
Inventory	(1,747)	2,181
Prepaid expenses and other current assets	(97)	(559)
Accounts payable	(2,780)	3,187
Accrued expenses and interest expense	(246)	2,819
Deferred revenue and customer deposits	1,042	3
Due to related parties	(187)	1,657
Net cash (used in) provided by operating activities	(4,357)	371
Cash flows used in investing activities
Cash disbursed for property and equipment	(36)	(395)
Cash used in Vislink acquisition	—	(6,500)
Net cash used in investing activities	(36)	(6,895)
Cash flows provided by financing activities
Principal repayments made on capital lease obligations	(14)	(28)
Proceeds from multiple issuances of convertible preferred stock, common stock and warrants	—	3,500
Costs incurred in connection with multiple financings	—	(459)
Principal repayments of Vislink notes	—	(2,000)
Principal repayments of notes payable	—	(824)
Proceeds from the exercise of warrants	—	1,589
Proceeds from convertible promissory notes	4,000	—
Debt issuance costs	(363)	—
Net cash provided by financing activities	3,623	1,778
Effect of exchange rate changes on cash	156	348
Net decrease in cash	(614)	(4,398)
Cash, beginning of period	2,799	9,054
Cash, end of period	$2,185	$4,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(IN THOUSANDS)

	Six Months Ended June 30,
	2018	2017
Cash paid for interest	$—	$242
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of investing and financing activities
Common stock issued in connection with:
Conversion of Series D Convertible Preferred Stock	—	648
Services previously accrued	19	295
Settlement of amounts due to related parties	120	120
Settlement of notes payable to sellers of Vislink with assumption of liabilities and debt extinguishment	—	7,500
Total debt issuance costs and guaranteed interest incurred from leak-out agreement	—	434
Stock issued as payment of interest on convertible notes	90	90

Purchase Consideration
		Vislink
Amount of consideration:	$—	$16,000

Assets acquired and liabilities assumed at preliminary fair value
Cash	—	—
Accounts receivable	—	7,129
Inventories	—	18,234
Property and equipment	—	3,868
Prepaid expenses	—	1,209
Accounts payable	—	(2,079)
Deferred rent	—	—
Accrued expenses	—	(451)
Net tangible assets acquired	$—	$27,910

Identifiable intangible assets
Intangible assets	$—	$—
Trade names and technology	—	1,100
Customer relationships	—	2,520
Total Identifiable Intangible Assets	$—	$3,620

Total net assets acquired	$—	$31,530
Consideration paid	—	16,000
Preliminary gain on bargain purchase	$—	$15,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The overarching strategy of xG Technology, Inc. (“xG” or the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in its target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC (“IMT”) and Vislink Communication Systems (“Vislink” or “VCS”). There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities.

IMT:

IMT develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, and this has allowed IMT to develop integrated solutions that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2018, the results of its operations and cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2018 may not be indicative of results for the year ending December 31, 2018.

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

Reclassifications

Certain reclassifications have been made in the unaudited condensed consolidated financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company, see Note 12.

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

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts and the valuation of the assets and liabilities acquired in the acquisition of Vislink.

Inventories

Inventory is recorded at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory valuation adjustments are included on the face of the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

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

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on either a relative fair value or fair value basis depending on the respective accounting treatment of each instrument. Beneficial conversion features are recorded pursuant to the Beneficial Conversion (“BCF”) and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discounts with corresponding entries to derivative liability and additional paid-in-capital. Costs paid to third parties (e.g., legal fees, printing costs, placement agent fees) that are directly related to issuing the debt and that otherwise wouldn’t be incurred, are treated as a direct deduction of the debt liability. Debt discount and issuance costs are generally amortized and recognized as additional interest expense in the statement of operations over the life of the debt instrument using the effective interest method.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to stockholders’ equity.

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

The following table illustrates the determination of loss per share for each period presented (in thousands, except per share amounts):

	Six Months Ended
	June 30,
	2018	2017
Numerator:
Net (loss) income applicable to common stockholders – basic and diluted	$(9,712)	$7,251

Denominator:
Weighted average shares outstanding - basic	15,555	10,500
Dilutive stock options	—	—
Weighted average shares outstanding - diluted	15,555	10,500
Net (loss) earnings per share:
Basic	$(0.62)	$0.69
Dilutive	$(0.62)	$0.69
Anti-dilutive potential common stock equivalents excluded from the calculation of (loss) earnings per share:
Stock options	6,335	3,556
Convertible debt	48	48
Warrants	11,695	8,182

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

Foreign Currency and Other Comprehensive Income/(Loss)

The functional currency of our foreign subsidiary is typically the applicable local currency which is British Pounds. The translation from the respective foreign currency to United States Dollars (U.S. Dollars) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using an average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive (loss)/income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized a net foreign exchange loss of approximately $233,000 and $229,000, respectively, for the three and six months ended June 30, 2018. The Company recognized a net foreign exchange loss of approximately $158,000 and $238,000, respectively, for the three and six months ended June 30, 2017. The foreign currency exchange gains and losses are included as a component of general and administrative expenses, in the accompanying Unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the decreases in accumulated comprehensive income were approximately $109,000 and $26,000, respectively. For the three and six months ended June 30, 2017 the increases in accumulated comprehensive income were approximately $365,000 and $348,000, respectively.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates adopted for the foreign exchange transactions are the rates of exchange as quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. Translation of amounts from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

•	As of June 30, 2018 – British Pounds $1.32029 to US Dollars $1.00

•	Average rate for the six months ended June 30, 2018 – British Pounds $1.37579 to US Dollars $1.00

Subsequent Events

The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Quarterly Report, and determined that no events have occurred that have not been disclosed elsewhere in the notes to the condensed consolidated financial statements (unaudited) that would require adjustments to disclosures in the condensed consolidated financial statements (unaudited), except as disclosed herein.

Recently Issued Accounting Principles

In June 2018, the FASB issued an accounting standard Accounting Standards Update (“ASU”) 2018-07 Compensation - Stock Compensation. to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the effect of this pronouncement on its condensed consolidated financial statements

In May 2018, FASB issued ASU 2018-06, Codification Improvements to Topic 942, Depository and Lending-Income Taxes. The amendments in this ASU supersede the guidance within Subtopic 942-741 that has been rescinded by the Office of the Comptroller of the Currency and is no longer relevant. A cross-reference between Subtopic 740-30, Income Taxes-Other Considerations or Special Areas, and Subtopic 942-740 is being added to the remaining guidance in Subtopic 740-30 to improve the usefulness of the codification. The amendments in this update are effective upon issuance, as no accounting requirements are affected. The amendments in ASU 2018-06 are effective upon issuance, as no accounting requirements are affected. The amendments in ASU 2018-06 do not have a material impact on the Company’s condense consolidated financial statements.

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

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

Under ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the condensed consolidated financial statements, the Company had working capital and an accumulated deficit of $2.8 million and $229.3 million, respectively, at June 30, 2018. In addition, the Company had a loss from operations of approximately $9.5 million and cash used in operating activities of $4.4 million for the six months ended June 30, 2018.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. The Company implemented a cost reduction plan in April 2018 that is expected to result in approximately $5 million in annual savings, although no assurance can be provided that the Company will meet that target. Initial savings were realized through immediate cost reductions affecting the xMax division by eliminating certain personnel costs and associated benefits and reduction in facilities and other expenses. While implementing these cost reduction initiatives is management’s primary focus, the Company also believes it can raise additional working capital through equity or debt offerings; however, no assurance can be provided that the Company will be successful in such capital raising efforts. On May 29, 2018, the Company completed a private placement of $4 million in principal amount of 6% Senior Secured Convertible Debentures and warrants to purchase 3,000,000 shares of the Company’s common stock, $0.00001 par value per share, by executing certain agreements with accredited institutional investors. The Company received $3,637,000 net of debt issuance costs consisting of legal and placement fees totaling $363,000. Because of such cost reduction efforts and the Company’s existing working capital, management believes that the Company has sufficient working capital to continue as a going concern for a period of at least twelve months from the date these financial statements have been issued.

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

The following presents the unaudited pro-forma combined results of operations of xG and Vislink as if the entities were combined on January 1, 2017.

For the Six Months Ended June 30,
2017

Revenues, net	$24,806
Net loss	$(12,584)
Net loss per share	$(1.20)
Weighted average number of shares outstanding	10,500

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2017 or to project potential operating results as of any future date or for any future periods.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2017	$18,647,000	$(18,211,000)	$12,378,000	$(9,171,000)	$1,450,000	$(243,000)	$2,880,000	$(836,000)	$6,894,000
Additions	-	-	-	-	-	-	-	-	-
Impairments	-	(168,000)	-	-	-	-	-	-	(168,000)
Amortization	-	(268,000)	-	(332,000)	-	(112,000)	-	(437,000)	(1,149,000)
Balance as of June 30, 2018	$18,647,000	$(18,647,000)	$12,378,000	$(9,503,000)	$1,450,000	$(355,000)	$2,880,000	$(1,273,000)	$5,577,000

Amortization of intangible assets amounted to $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively, and $0.5 million and $1.3 million for the three and six months ended June 30, 2017, respectively.

Software Development Costs:

At June 30, 2018 and December 31, 2017, the Company had net capitalized software costs of $0.0 million and $0.4 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized amortization of software development costs of $0.3 million and $0.5 million, respectively. During the three months ended June 30, 2018 and 2017, the Company recognized amortization of software development costs of $0.1 million and $0.2 million, respectively.

The Company's software development costs subject to amortization are amortized using the straight-line method over their estimated useful lives of five years. The Company evaluates the recoverability of software development costs periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of xMax software development costs at June 30, 2018 and recorded $0.2 million of impairment due to the winding down of the xMax division during the second quarter of 2018.

Patents and Licenses:

At June 30, 2018 and December 31, 2017, the Company had net capitalized costs of patents and licenses of $2.9 million and $3.2 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.3 million of amortization expense related to patents and licenses for the six months ended June 30, 2018 and 2017 and $0.2 million for the three months ended June 30, 2018 and 2017.

Other Intangible Assets

The Company’s remaining intangible assets include the trade names, technology and customer lists acquired in its acquisition of IMT and Vislink. The Company amortizes trade names, technology and customer relationships over their useful lives which range between 3 to 15 years.

Estimated amortization expense for total intangible assets for the succeeding five years is as follows:

Balance 2018	$882,000
2019	1,763,000
2020	993,000
2021	818,000
2022	574,000
Thereafter	547,000
$5,577,000

The Company's intangible assets acquired in 2016 and 2017 will be amortized over a weighted average remaining life of approximately 2.61 years.

NOTE 5 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on its maturity date, October 6, 2018 and is convertible, at Treco’s option, into shares of the Company’s common stock at a price of $42,000 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares of the Company’s common stock, at the Company’s option. The accrued interest at June 30, 2018 was $42,000. On May 24, 2018, the Company issued 89,109 shares of common stock as the semi-annual payment of interest of $90,000. Interest expense was $45,000 and $90,000, respectively, for the three and six months ended June 30, 2018 and 2017.

May 2018 Financing

On May 29, 2018, the Company completed a private placement of $4 million in principal of 6% Senior Secured Convertible Debentures (the “Debentures”) and warrants to purchase 3,000,000 shares of the Company’s common stock, par value $0.00001 per share, by executing certain agreements with accredited institutional investors. The Company received $3,636,760 net of debt issuance costs consisting of legal and placement fees totaling $363,240. The Debentures have a maturity date of May 29, 2019, with a conversion rate of $1.00 per share. If held beyond maturity, the conversion rate shall equal the lesser of (i) the then conversion price and (ii) 85% of the VWAP for the trading day immediately prior to the applicable conversion date. The Company shall pay interest to the holders on the aggregate and unconverted and outstanding principal amount on January 1, April 1, July 1 and October 1, with the remaining principal balance due at maturity.

The warrants have a maturity date of May 29, 2023 with an exercise price of $1.00 per share. The warrants meet the definition of a derivative as noted in ASC 815-10-15-83 and ASC 815-10-15-88. We allocated the proceeds from the issuance of this note and the warrants based on the fair value for each item. Consequently, we recorded a value of $1,788,171 on the warrants and these associated costs are required to be accounted for as liabilities and were immediately expensed as interest. The warrants were valued using the binomial model style simulation. The assumptions used in the binomial model style simulation at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 163.50%; (3) risk-free interest rate of 0.27%; and (4) expected life of 5.00 years. We also determined that the convertible promissory notes contained beneficial conversion rights and calculated the relative fair value and assigned $193,877 to the BCF.

Items recorded to interest expense, net for the three and six months period ending June 30, 2018 and 2017 are:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$21,334	$-	$21,334	$-
Debt discount amortization	48,844	-	48,844	-
Warrant costs	1,788,171	-	1,788,171	-
Total recorded to interest expense, net	$1,858,349	$-	$1,858,349	$-

The warrants issued in the private placement were considered to be issued as an incentive to complete the closing of the financing and therefore, the initial grant date fair value of such warrants were included within interest expense, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2018. As of June 30, 2018, the remaining period over which any discount will be amortized is eleven months. The Debentures are summarized as follows as of June 30, 2018:

Principal amount borrowed	$4,000,000
Debt discount incurred	2,345,298
Amortization of debt discount	(1,837,015)
Un-amortized debt discount	508,283
Ending Balance – June 30, 2018	$3,491,717

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in Sarasota, Florida pursuant to a lease which runs through September 2019. Future payments under such lease will amount to $115,000.

The Company leases office space in Sunrise, Florida pursuant to a lease which runs through May 2019. Future payments under such lease will amount to $160,000.

The Company leases warehouse space in Sunrise, Florida pursuant to a lease which runs through January 2019. Future payments under such lease will amount to $11,000.

The Company leases warehouse and office space in Hackettstown, New Jersey which runs through April 29, 2020. Future payments under such lease will amount to $166,000.

The Company leases office space in Hemel, U.K. which runs through October 2020. Future payments under such lease will amount to approximately $573,000.

In connection with the acquisition of Vislink, the Company assumed the lease obligations relating to Vislink office space in the following locations:

Location	Lease End Date	Approximate Future Payments
Colchester, U.K.	March 2025	$3,394,000
Billerica, MA	May 2021	$1,286,000
Anaheim, CA	July 2021	$91,000
Singapore	August 2020	$73,000
Dubai, United Arab Emirates	June 2019	$23,000

The Company’s office, deployment sites and warehouse facilities rent expenses aggregated to approximately $356,000 and $350,000 during the three months ended June 30, 2018 and 2017, respectively, and $753,000 and $553,000 during the six months ended June 30, 2018 and 2017. The leases will expire on different dates from 2019 through 2025. The Company’s total obligation of minimum future annual rentals, exclusive of real estate taxes and related costs, is approximately as follows:

Year Ending December 31,
Balance 2018	$954,000
2019	1,721,000
2020	1,298,000
2021	605,000
2022	405,000
Thereafter	911,000
$5,894,000

NOTE 6 — COMMITMENTS AND CONTINGENCIES (continued)

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the six months ended June 30, 2018 the Company did not have any material legal actions pending.

Pension:

The Company at its discretion may make matching contributions to the 401(k) plan its employees participate in. For the six months ended June 30, 2018 and 2017, the Company made matching contributions of $67,000 and $0, respectively.

The Company currently operates a Group Personal Pension Plan in its U.K. subsidiary and funds are invested with Royal London. U.K. employees are entitled to join the plan to which the Company contributes varying amounts subject to status. In addition, the Company operates a stakeholder pension scheme in the U.K. For the six months ended June 30, 2018 and 2017, the Company made matching contributions of $101,000 and $69,000, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the six months ended June 30, 2018, the Company:

•	Issued 1,537,476 shares of its common stock for employees, directors, consultants and other professionals for an aggregate grant date fair value of $1,504,000. The fair value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Recognized $2,474,000 of compensation costs associated with outstanding stock options in general and administrative expenses.

•	Issued 138,663 shares of its common stock in satisfaction of related party obligations valued at $120,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Issued 12,232 shares in satisfactions of amounts previously deferred for employee/consultant agreements in the amount of $19,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Issued 89,109 shares in satisfaction of accrued interested on convertible promissory note valued at $90,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

Beneficial Conversion Feature

The Company determined that the foregoing Debentures contained a BCF and calculated a relative fair value of $194,000 assigned to the BCF. During the six months ended June 30, 2018 and 2017, $49,000 and $0, respectively, were amortized to interest expense using the effective interest method with the remaining amortization period being eleven months.

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Warrants and Options

Effective, April 30, 2018, the Board of Directors by unanimous written consent, approve of the immediate vesting of all remaining options for employees who were terminated on April 30, 2018 and June 25, 2018.

During the three and six months ended June 30, 2018, the Company recorded approximately $1,659,000 and $2,474,000, respectively as stock compensation expense from the amortization of stock options issued, of which $0.8 million was the expense for accelerating the vesting of the remaining options for terminated employees. During the three and six months ended June 30, 2017, the Company recorded approximately $438,000 and $603,000, respectively, as stock compensation expense from the amortization of stock options issued in prior periods. As of June 30, 2018, the weighted average remaining contractual life was 8.91 years for options outstanding and 8.83 years for options exercisable. The intrinsic value of options exercisable at June 30, 2018 and 2017 was $0 and $0.08 per share, respectively. As of June 30, 2018, the remaining expense is approximately $4.12 million over the remaining amortization period which is 2.78 years. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time using the simplified method. The Company has not paid dividends’ on its common stock and no assumption of dividend payment(s) is made in the model.

A summary of the warrant and option activity is as follows:

Warrants

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2018	8,695,273	$5.50
Granted	3,000,000	1.00
Exercised	—	—
Forfeited or Expired	(174)	7,256.00
Outstanding, June 30, 2018	11,695,099	$4.15
Exercisable, June 30, 2018	11,695,099	$4.15

Options

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2018	6,550,500	$1.58
Granted	220,000	0.89
Exercised	—	—
Forfeited or Expired	(415,000)	1.59
Outstanding, June 30, 2018	6,335,500	$1.55
Exercisable, June 30, 2018	2,580,526	$1.57

NOTE 8 — DERIVATIVE LIABILITIES

Each of the warrants issued in connection with the August 2015, May 2016 and, July 2016 underwritten offerings, the August 2017 and May 2018 debt financings and the February 2016 Series B Preferred Stock offering have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on the date of issuance and June 30, 2018:

Number of shares underlying the warrants on June 30, 2018	4,748,569
Fair market value of stock	$0.64
Exercise price	$1.00 to 2,400
Volatility	80% to 157%
Risk-free interest rate	1.93% to 2.73%
Expected dividend yield	—
Warrant life (years)	0.3 to 4.9

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

The Company’s derivative liabilities are carried at fair value and are classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. In order to calculate fair value, the Company uses a binomial model style simulation, as the value of certain features of the warrant derivative liabilities would not be captured by the standard Black-Scholes Option Pricing Model.

NOTE 8 — DERIVATIVE LIABILITIES (continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance	$1,351,000	$1,400,000	$2,399,000	$1,183,000
Recognition of warrant liabilities on issuance dates	1,788,000	—	1,788,000	—
Change in fair value of derivative liabilities	(606,000)	(27,000)	(1,654,000)	190,000
Ending balance	$2,533,000	$1,373,000	$2,533,000	$1,373,000

NOTE 9 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. For the three and six months ended June 30, 2018 and 2017, the Company incurred fees related to the Management Agreement of $75,000 and $150,000, respectively. Roger Branton, the Company’s Chief Executive Officer, Chief Financial Officer and director, and George Schmitt, the Company’s director and former Chief Executive Officer and Executive Chairman of the Board, are directors of MBTH, and Richard Mooers, a director of the Company, is the Chief Executive Officer and a director of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing, a merger, consolidation or sale by the Company of substantially all of its assets. The Company incurred approximately $0 for fees associated with financings during the three and six months ended June 30, 2018 and 2017, respectively. In addition, during the six months ended June 30, 2018 and 2017, the Company’s Board of Directors approved an additional $25,000 and $27,000 fee, respectively, to be paid to MBTH as consideration for additional efforts provided by MBTH in connection with the Company’s financing and acquisition efforts. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations.

The balance outstanding to MBTH at June 30, 2018 and December 31, 2017 was $691,000 and $998,000, respectively, and has been included in due to related parties on the Condensed Consolidated Balance Sheet.

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

The Company accrued $1,480,000 in acquisition fees during the six months ended June 30, 2017 in connection with the acquisition of Vislink as per the M&A Services Agreement. The $1,480,000 in acquisition fees represents 8% of the acquisition price. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet. The Company did not incur any fees pursuant to the M&A Services Agreement during the three months ended June 30, 2018.

The Company accrued an additional $777,000 in fees as 5% of the Bargain Purchase Gain during the six months ending June 30, 2017, in connection with the acquisition of Vislink as per the M&A Services Agreement. The $777,000 represents 5% of the Bargain Purchase Gain of $15,530,000 after an independent, external advisor valued the acquisition. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet. The Company did not incur any fees pursuant to the M&A Services Agreement during the six months ended June 30, 2018.

During the quarter ending June 30, 2017, the Company recorded $265,000 as the Fair Market Value (“FMV”) of the warrant paid to MBTH in connection with the closing of the Vislink acquisition as per the M&A Services Agreement. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations. The Company did not incur any fees pursuant to the M&A Services Agreement during the six months ended June 30, 2018.

From January 1, 2018 to June 30, 2018, the Company issued 138,663 shares of common stock to MBTH in settlement of amounts due of $120,000, which was the approximate grant date fair value of the shares.

NOTE 10 — CONCENTRATIONS

During the three months ended June 30, 2018, the Company recorded sales to one customer of $989,000 (11%) in excess of 10% of the Company’s total consolidated sales. During the six months ended June 30, 2018, the Company did not record sales of over 10% from any one customer.

During the three and six months ended June 30, 2017, the Company recorded revenue from individual sales or services rendered of $2,428,000 (17%) and $2,944,000 (13%), respectively, in excess of 10% from one customer of the Company’s total consolidated sales.

At June 30, 2018, the Company did not have accounts receivable over 10% from any one customer.

At December 31, 2017, approximately 33% of net accounts receivable was due from two customers broken down individually as follows: $1,634,000 (20%) and $1,073,000 (13%).

During the three and six months ended June 30, 2018, approximately 26% of the Company’s inventory purchases were derived from two vendors and approximately 16% of the Company’s inventory purchases were derived from one vendor.

During the three and six months ended June 30, 2017, approximately 11% and 11%, respectively, of the Company’s inventory purchases were derived from two vendors.

NOTE 11 – GEOGRAPHICAL INFORMATION

The Company has one operating segment and the decision-making group is the senior executive management team.

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue
North America	$6,749,000	$7,674,000	$3,475,000	$5,808,000
South America	1,037,000	3,111,000	728,000	2,452,000
Europe	7,424,000	7,032,000	3,135,000	3,130,000
Asia	2,092,000	3,037,000	1,178,000	2,021,000
Rest of World	1,855,000	2,699,000	908,000	807,000
	$19,157,000	$23,553,000	$9,424,000	$14,218,000

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Long-Lived Assets:
United States	$3,801,000	$6,911,000
United Kingdom	4,520,000	5,497,000
	$8,321,000	$12,408,000

NOTE 12 — PRIOR PERIOD FINANCIAL STATEMENT REVISION

During the second quarter of 2018, the Company identified an error related to the non-recognition of a derivative liability embedded in common stock warrants issued to investors as part of the August 2017 equity financing. Whereas part of the proceeds has been allocated to additional paid-in-capital and not to a derivative liability. Additionally, no gain or loss was recognized as part of the mark to market valuation of the derivative liability.

The Company assessed the materiality of these errors on our financial statements for prior periods in accordance with the SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, codified in Accounting Standards Codification (ASC) 250-10-20, Error in Previously Issued Financial Statements, and concluded that they were not material to any prior annual or interim periods. The Company has corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included herein. The Company also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable. Periods not presented herein will be revised, as applicable, in future filings.

The effects of the correction of immaterial errors on our Condensed Consolidated Financial Statements were as follows (in thousands):

	September 30, 2017
	Amounts
	Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Total Liabilities	$16,710	$1,146	$17,856
Stockholders' equity before accumulated deficit	235,630	(1,321)	234,309
Accumulated deficit	(207,570)	175	(207,395)

Total liabilities and stockholders' equity	$44,770	$-	$44,770

Consolidated Statement of Operations:
Net income for the three months ended	$1,729	$175	$1,904

	December 31, 2017
	Amounts
	Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Total Liabilities	$19,019	$1,128	$20,147
Stockholders' equity before accumulated deficit	237,472	(1,321)	236,151
Accumulated deficit	(219,845)	193	(219,652)

Total liabilities and stockholders' equity	$36,646	$-	$36,646

Consolidated Statement of Operations:
Net loss for the year ended	$(10,546)	$193	$(10,353)

	March 31, 2018
	Amounts
	Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Total Liabilities	$18,564	$688	$19,252
Stockholders' equity before accumulated deficit	238,467	(1,321)	237,146
Accumulated deficit	(222,614)	633	(221,981)

Total liabilities and stockholders' equity	$34,417	$-	$34,417

Consolidated Statement of Operations:
Net loss for the three months ended	$(3,769)	$440	$(3,329)

NOTE 13 — SUBSEQUENT EVENTS

Other Common Stock Issuances

From July 1, 2018 to August 14, 2018, the Company issued a total of 236,444 shares of common stock having a fair value to employees, directors, consultants and general counsel in lieu of paying approximately $156,000 worth of services.

From July 1, 2018 to August 14, 2018, the Company issued a total of 31,748 shares of common stock to MBTH in settlement of amounts due of $20,000, which was the grant date fair value of such shares.

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

Overview

The overarching strategy of xG Technology, Inc. (“xG” or the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in its target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. xG’s business lines include the brands of Integrated Microwave Technologies LLC (“IMT”) and Vislink Communication Systems (“Vislink” or “VCS”). There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities.

IMT:

IMT develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, and this has allowed IMT to develop integrated solutions that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

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

Results of Operations

Comparison for the three and six months ended June 30, 2018 and 2017

Revenues

Revenues for the three and six months ended June 30, 2018 were $9.4 million and $19.2 million, respectively, compared to $14.2 million and $23.6 million for the three and six months ended June 30, 2017, representing decreases of $4.8 million or 34% and $4.4 million or 19%, respectively. The decreases can be attributed to one-time sales being recorded in the second quarter of 2017 which included a $2.4 million government sale in South America to upgrade their systems from analog to digital. The Company experienced a decline in revenue for the North American, Asia and rest of world market in the amount of approximately $2.7 million for the six months period ended June 30, 2018. These decreases were partially offset by an increase revenue of approximately $0.4 million in the European market for the six months period ended June 30, 2018.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and six months ended June 30, 2018 were $4.5 million and $9.3 million, respectively, compared to $9.7 million and $15.3 million for the three and six months ended June 30, 2017, representing decreases of $5.2 million or 54% and $6.0 million or 39% respectively. The decreases are primarily due to a decline in revenue resulting in less cost of components. However, we did have increased margins on revenue for the three and six months ended June 30, 2018 as the inclusion of the amortization of “Inventory Step-Up” generated by the fair value assessed by third-party appraisals associated with the acquisition of IMT and Vislink was included in cost of components for the three and six months ended June 30, 2017 and fully amortized by the end of fiscal year 2017. The assigned fair value associated with our business acquisitions have been amortized and included in cost of components and personnel in the amounts of $0.0 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively and $0.0 million and $1.9 million for the six months ended June 30, 2018 and 2017.

We anticipate higher gross margins for the remainder of 2018 since the Inventory Step-Ups are fully amortized.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or written down to their net realizable value. Inventory valuation adjustments for the three and six months ended June 30, 2018, were $0.1 million and $0.2 million, respectively, compared to $0.0 million and $0.1 million for the three and six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis and include salary and benefit expenses including stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and six months ended June 30, 2018, the Company incurred aggregate expense of $6.0 million and $11.9 million, respectively, compared to $6.4 million and $13.0 million for the three and six months ended June 30, 2017, representing a decrease of $0.4 million or 6% for the three months ended June 30, 2018 and $1.1 million or 8% for the six months ended June 30, 2018.

The three month decrease of $0.4 million is due to decreases of $1.0 million in fees related to the acquisition of Vislink which were recorded in fiscal year 2017; $0.2 million in insurance; $0.2 million in rent; $0.2 million in travel related expenses; $0.1 million in legal fees; and $0.1 million in office expenses. The decreases were partially offset by increases of $1.1 million of salary and related benefits due to personnel moved into operation and sales positions plus severance associated with terminated employees; and $0.3 million of stock based compensation associated with the expensing of stock options granted and acceleration of the vesting of the options of terminated employees.

The six month decrease of $1.1 million is due to decreases of $2.4 million in fees related to the acquisition of Vislink which were recorded in fiscal year 2017; $0.2 million in commissions due to lower revenue; $0.1 million in advertising; $0.1 million in legal fees; $0.1 million in rent; $0.1 million in taxes and licenses and $0.1 million in professional fees. The decreases were partially offset by increases of $1.4 million of salary and related benefits due to personnel moved into operation and sales positions plus severance associated with terminated employees; and $0.6 million of stock based compensation associated with the expensing of stock options granted and acceleration of the vesting of the options of terminated employees.

We expect general and administrative costs to decrease going forward due to the cost cutting initiatives we have enacted during the second quarter of 2018.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities and travel. For the three and six months ended June 30, 2018, the Company incurred aggregate expense of $2.9 million and $5.4 million, respectively, compared to $2.5 million and $4.4 million, respectively, for the three and six months ended June 30, 2017, representing an increase of $0.4 million or 16% for the three months ended June 30, 2018 and $1.0 million or 23% for the six months ended June 30, 2018.

The three month increase of $0.4 million is due to $0.8 million of stock based compensation associated with the expensing of stock options granted and acceleration of the vesting of the options of terminated employees. The increase was partially offset by a decrease of $0.3 million of salary and related benefits and $0.1 million in research product development costs.

The six month increase of $1.0 million is due to $1.3 million of stock based compensation associated with the expensing of stock options granted and acceleration of the vesting of the options of terminated employees. The increase was partially offset by a decrease of $0.3 million of salary and related benefits.

We expect research and development costs to decrease going forward due to the cost cutting initiatives we have enacted during the second quarter of 2018.

Impairment

An impairment charge of $0.2 million was recognized for the three and six months ended June 30, 2018. The Company recorded impairment charges relating to the balance of xMax software development costs due to the winding down of the xMax division during the second quarter of 2018. No impairments related to long-lived assets or amortized intangible assets were recorded during three and six months ended June 30, 2017.

Amortization and Depreciation

Amortization and depreciation expenses for the three and six months ended June 30, 2018 were $0.8 and $1.7 million, respectively, compared to $1.1 and $2.1 million, respectively for the three and six months ended June 30, 2017, representing a decrease of $0.3 million or 27% for the three months ended June 30, 2018 and $0.4 million or 19% for the six months ended June 30, 2018. The decreases are due to less amortization of intangible assets as certain intangible assets were fully amortized in fiscal year 2017 leaving a smaller balance to amortize in the comparative period in 2018.

Other

Changes in Fair Value of Derivative Liabilities

The changes in fair value of derivative liabilities for the three and six months ended June 30, 2018 was $0.6 million and $1.7 million, respectively, compared to $0.03 million and $(0.2) million, respectively, for the three and six months ended June 30, 2017. This is due to the changes in our stock price affecting the valuation of embedded derivatives associated with common stock warrant issuances resulting in an unrealized gain in the fair value of the derivative liabilities.

Gain on Bargain Purchase

The gain on bargain purchase for the three and six months ended June 30, 2018 was $0.0 million in each period, respectively, compared to $3.7 million and $15.5 million for the three and six months ended June 30, 2017. The three and six month gain on bargain purchase is due to the Company acquisition of Vislink on February 2, 2017. The excess of the aggregate fair value of the net tangible assets and identified intangible assets over the consideration paid has been treated as a gain on bargain purchase in accordance with ASC 805.

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

Gain on debt and payables extinguishment

The gain on debt and payables extinguishment for the three and six months ended June 30, 2018 was $0.0 million in each period, respectively, compared to $1.1 million and $4.0 million, respectively, for the three and six months ended June 30, 2017. Of the $4.0 million, $2.9 million is due to the Company’s agreement with the Sellers of Vislink on March 17, 2017, pursuant to which the Company paid $2 million in cash to the Sellers and the Sellers extinguished the remaining $2.9 million of principal owed in connection with the Company’s acquisition of Vislink. The $1.1 million was the result of receiving a credit for inventory that a customer consumed prior to the acquisition of Vislink, which the Company received a credit against outstanding invoices owed to that customer.

Interest expense

Interest expense for the three and six months ended June 30, 2018 was $1.9 million and $2.0 million, respectively, compared to $0.05 million and $0.5 million, respectively, for the three and six months ended June 30, 2017. The increase is primarily due to the immediate expensing of warrant costs, the amortization of a beneficial conversion feature and issuance costs, and the accrual of contractual interest in association with the May 2018 financing.

Net (Loss) Income

For the three and six months ended June 30, 2018, the Company had a net loss of $6.4 million and $9.7 million, respectively, compared to a net loss of $1.0 million and a net income of $7.3 million, respectively, for the three and six months ended June 30, 2017, or an increase in net loss of $5.4 million and $17.0 million, respectively. The increase in net loss is connected to the gain on bargain purchase in the three and six months ended June 30, 2017 and no gain was recorded during fiscal 2018.

Liquidity and Capital Resources

As of June 30, 2018, the Company has working capital of approximately $2.8 million including $2.2 million of cash. We have incurred net loss of $9.7 million for the six months ended June 30, 2018.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Six Month Period Ended

(In Thousands)

	June 30, 2018	June 30, 2017
Net cash (used in) provided by operating activities	$(4,357)	$371
Net cash used in investing activities	(36)	(6,895)
Net cash provided by financing activities	3,623	1,778
Effect of exchange rate changes on cash	156	348
Net decrease in cash	$(614)	$(4,398)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018, totaled $4.4 million as compared to net cash provided of $0.4 million for the six months ended June 30, 2017. Of the $4.4 million used in the six months ended June 30, 2018, approximately $2.9 million was related to a decrease in accounts receivable; $1.8 million was related to an increase in inventory $2.8 million was related to a decrease in accounts payable; $0.2 million was related to an decrease in accrued expenses and interest expense; and $1.0 million was related to the increase in deferred revenue and customer deposits.

Of the $0.4 million provided by operations in the six months ended June 30, 2017, approximately $1.9 million was related to the increase in accounts receivable; $2.2 million was related to the decrease of our inventory; $3.2 million was related to the increase in accounts payable, $2.8 million was related to the increase in accrued expenses and interest expense. These changes were offset by approximately $15.5 million from a non-cash item related to the gain on bargain purchase and a $3.9 million non-cash item related to the extinguishment of debt and the remaining balance consisted principally of the net loss from operations.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $0.04 million as compared to $6.9 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, the Company paid $6.5 million in cash consideration in connection with the acquisition of Vislink.

Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2018 was $3.6 million as compared to cash provided by financing activities of $1.8 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, there were net proceeds from the May 2018 debt financing of $3.6 million. During the six months ended June 30, 2017, there were net proceeds from the issuance of shares of common stock in February 2017 totaling $3.0 million and $1.6 million from the exercise of warrants, respectively; the Company repaid $2.0 million of the Vislink Notes; and the Company repaid $0.8 million of convertible notes.

Cost Reductions

The Company implemented a strategic cost reduction plan in April 2018 that is anticipated to save approximately $5 million annually. Initial savings were realized through immediate cost reductions affecting the xMax division by eliminating certain personnel and associated benefits and reduction in facilities and other expenses.

Going Concern and Liquidity

Under ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.  Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the condensed consolidated financial statements, the Company had working capital and an accumulated deficit of $2.8 million and $229.3 million, respectively, at June 30, 2018. In addition, the Company had a loss from operations of approximately $9.5 million and cash used in operating activities of $4.4 million for the six months ended June 30, 2018.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. The Company implemented a cost reduction plan in April 2018 that is expected to result in approximately $5 million in annual savings, although no assurance can be provided that the Company will meet that target. Initial savings were realized through immediate cost reductions affecting the xMax division by eliminating certain personnel costs and associated benefits and reduction in facilities and other expenses. While implementing these cost reduction initiatives is management’s primary focus, the Company also believes it can raise additional working capital through equity or debt offerings; however, no assurance can be provided that the Company will be successful in such capital raising efforts. On May 29, 2018, the Company completed a private placement of $4 million in principal amount of 6% Senior Secured Convertible Debentures and warrants to purchase 3,000,000 shares of the Company’s common stock, $0.00001 par value per share, by executing certain agreements with accredited institutional investors. The Company received $3,637,000 net of debt issuance costs consisting of legal and placement fees totaling $363,000. Because of such cost reduction efforts and the Company’s existing working capital, management believes that the Company has sufficient working capital to continue as a going concern for a period of at least twelve months from the date these financial statements have been issued.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If the Company is unable to close on some of its revenue producing opportunities in the near term, the carrying value of its assets may be materially impacted.

Nasdaq Compliance

On May 17, 2018 the Company, received a written notification from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) as Company’s closing bid price was below $1.00 per share for the previous 30 consecutive business days.

Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180-day compliance period, or until November 13, 2018, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on Nasdaq.

If the Company is not in compliance by November 13, 2018, the Company may be afforded a second 180 calendar day grace period if certain requirements are met. If the Company does not regain compliance within the allotted compliance period(s), including any granted extensions, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

Financing Events

May 2018 Financing

On May 29, 2018, the Company completed a private placement (the “Private Placement”) of $4 million in principal amount of 6% Senior Secured Convertible Debentures (the “Investor Debentures”) and warrants (the “Investor Warrants”) to purchase 3,000,000 shares of the Company’s common stock, $0.00001 par value per share (the “Common Stock”) to institutional investors. The Investor Debentures and Investor Warrants were issued pursuant to a Securities Purchase Agreement, dated May 29, 2018 (the “Purchase Agreement”), by and among the Company and the purchasers’ signatories thereto (the “May 2018 Investors”).

Prior to the Maturity Date (as defined below), the Investor Debentures bear interest at 6% per annum. Interest shall be paid quarterly in cash on January 1, April 1, July 1, and October 1 beginning on the first such date after the issuance of the Investor Debentures, on each Conversion Date (as defined in the Investor Debentures, on each redemption date (as set forth in the Investor Debentures), and on the Maturity Date (as defined below). The Investor Debentures rank senior to the Company’s existing and future indebtedness and are secured to the extent and as provided in the security and related documents.

The Investor Debentures are convertible at any time after their date of issuance at the option of the May 2018 Investors into shares of Common Stock at $1.00 per share (the “Conversion Price”). The Investor Debentures mature twelve (12) months from their issuance (the “Maturity Date”). Commencing on September 29, 2018, and continuing for each fiscal month thereafter through the Maturity Date, the Company will make payments of principal and interest as Monthly Redemptions (as defined in the Investor Debentures) to the May 2018 Investors in order to fully amortize the Investor Debentures. The Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

The convertible promissory notes have a maturity date of May 29, 2019, with a conversion rate of $1.00 per share. If held beyond maturity, the conversion rate shall equal the lesser of (i) the then conversion price and (ii) 85% of the VWAP for the trading day immediately prior to the applicable conversion date.

The Investor Warrants are exercisable to purchase up to an aggregate of 3,000,000 shares of Common Stock commencing on the date of issuance at an exercise price of $1.00 per share (the “Exercise Price”). The Investor Warrants are exercisable immediately and will expire on the fifth (5th) anniversary of their date of issuance. The Exercise Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

The conversion of the Investor Debentures and exercise of the Investor Warrants are subject to beneficial ownership limitations such that a May 2018 Investor cannot convert nor exercise to the extent such conversion or exercise would result in the May 2018 Investor owning more than 4.99% of the outstanding Common Stock of the Company. Additionally, the Company may not issue shares of Common Stock underlying the Investor Debentures or Investor Warrants that equal more than 19.99% of the outstanding shares of Common Stock as of May 29, 2018 without shareholder approval.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2017, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. With the acquisitions of IMT and Vislink, there are risks related to the timing and accuracy of the integration of information from various accounting and Material Requirement Planning (“MRP”) systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. As of June 30, 2018, we concluded that certain of these material weaknesses continued to exist.

The Company is continuing to further remediate the material weakness identified above as its resources permit.

Changes in Internal Controls

During the six months ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of June 30, 2018, we do not have any material litigation matters pending.

Item 1A.   Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 5 for additional information with respect to the May 2018 financing.

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

xG TECHNOLOGY, INC.

Date: August 14, 2018	By:	/s/ Roger Branton
Roger G. Branton
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

