Form 10-Q
period 2018-09-30
xG TECHNOLOGY, INC.
filed 2018-11-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the Registrant’s common stock outstanding as of November 14, 2018 is 17,803,321.

xG TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2018

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

xG TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$1,209	$2,799
Accounts receivable, net	5,238	8,337
Inventories, net	14,217	14,753
Prepaid expenses and other current assets	1,087	626
Total current assets	21,751	26,515
Property and equipment, net	2,448	3,237
Intangible assets, net	5,136	6,894
Total assets	$29,335	$36,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,077	$10,918
Accrued expenses	2,440	3,150
Convertible note payable	2,000	2,000
Convertible promissory notes	500	—
Due to related parties	586	998
Deferred revenue and customer deposits	1,963	634
Obligation under capital leases	—	18
Derivative liabilities	1,801	2,399
Total current liabilities	16,367	20,117
Convertible promissory notes, net of discount of $368 and $0, respectively	3,132	—
Long-term obligation under capital leases, net of current portion	—	30
Total liabilities	19,499	20,147
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 17,154,249 and 14,897,392 shares issued and 17,154,247 and 14,897,390 outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	241,124	235,819
Accumulated other comprehensive income	305	354
Treasury stock, at cost – 2 shares at September 30, 2018 and December 31, 2017, respectively	(22)	(22)
Accumulated deficit	(231,571)	(219,652)
Total stockholders’ equity	9,836	16,499
Total liabilities and stockholders’ equity	$29,335	$36,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS EXCEPT NET (LOSS) EARNINGS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$8,325	$10,158	$27,482	$33,711
Cost of revenue and operating expenses
Cost of components and personnel	4,230	5,050	13,507	20,316
Inventory valuation adjustments	119	355	353	431
General and administrative expenses	4,718	6,359	16,578	19,348
Research and development expenses	1,286	2,758	6,653	7,143
Impairment charge	—	—	168	—
Amortization and depreciation	671	1,128	2,376	3,260
Total cost of revenue and operating expenses	11,024	15,650	39,635	50,498
Loss from operations	(2,699)	(5,492)	(12,153)	(16,787)
Other (expense) income
Changes in fair value of derivative liabilities	848	183	2,502	(7)
Gain on bargain purchase	—	—	—	15,530
Gain on debt and payables extinguishments	—	12	—	3,999
Other income (expense)	13	—	51	(250)
Interest expense, net	(369)	(50)	(2,319)	(581)
Total other income	492	145	234	18,691
Net (loss) income	$(2,207)	$(5,347)	$(11,919)	$1,904

Basic (loss) earnings per share	$(0.13)	$(0.42)	$(0.72)	$0.17

Diluted (loss) earnings per share	$(0.13)	$(0.42)	$(0.72)	$0.17

Weighted average number of shares outstanding:

Basic	16,916	12,845	16,573	11,290

Diluted	16,916	12,845	16,573	11,290

Comprehensive (loss) income:
Net (loss) income	$(2,207)	$(5,347)	$(11,919)	$1,904
Unrealized (loss) gain on currency translation adjustment	(23)	114	(49)	462

Comprehensive (loss) income	$(2,230)	$(5,233)	$(11,968)	$2,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2018	2017
Cash flows used in operating activities
Net (loss) income	$(11,919)	$1,904
Adjustments to reconcile net (loss) income to net cash (used in) operating activities
Gain on bargain purchase	—	(15,530)
Gain on debt extinguishment	—	(3,999)
Gain on sale of property and equipment	(51)	—
Stock-based compensation	3,114	1,397
Payment made in stock (payroll and consultants)	1,708	2,304
Provision for bad debt	18	—
Stock issuance commitments	280	129
Inventory valuation adjustments	353	431
Depreciation and amortization	2,376	3,260
Impairment charge	168	—
Change in fair value of derivative liabilities	(2,502)	7
Guaranteed interest and debt issuance costs	—	434
Line of credit commitment fee	—	302
Non-Cash interest costs	2,094	—

Changes in assets and liabilities
Accounts receivable	2,967	1,141
Inventory	(128)	1,922
Prepaid expenses and other current assets	(486)	(638)
Accounts payable	(3,538)	2,012
Accrued expenses and interest expense	(840)	938
Deferred revenue and customer deposits	1,387	(16)
Due to related parties	(232)	1,452
Net cash used in operating activities	(5,231)	(2,550)
Cash flows provided by (used in) investing activities
Proceeds from the sale of fixed assets	155	—
Cash disbursed for property and equipment	(69)	(417)
Cash used in Vislink acquisition	—	(6,500)
Net cash provided by (used in) investing activities	86	(6,917)
Cash flows provided by financing activities
Principal repayments made on capital lease obligations	(48)	(43)
Proceeds from multiple issuances of convertible preferred stock, common stock and warrants	—	6,700
Costs incurred in connection with multiple financings	—	(900)
Principal repayments of Vislink notes	—	(2,000)
Principal repayments of notes payable	—	(824)
Proceeds from the exercise of warrants	—	2,124
Proceeds from convertible promissory notes	4,000	—
Debt issuance costs	(363)	—
Net cash provided by financing activities	3,589	5,057
Effect of exchange rate changes on cash	(34)	69
Net decrease in cash	(1,590)	(4,341)
Cash, beginning of period	2,799	9,054
Cash, end of period	$1,209	$4,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

xG TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$21	$242
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of investing and financing activities
Common stock issued in connection with:
Conversion of Series D Convertible Preferred Stock	—	648
Services previously accrued	19	295
Settlement of amounts due to related parties	180	180
Settlement of notes payable to sellers of Vislink with assumption of liabilities and debt extinguishment	—	7,500
Total debt issuance costs and guaranteed interest incurred from leak-out agreement	—	434
Stock issued as payment of interest on convertible notes	90	180

Purchase Consideration
		Vislink
Amount of consideration:	$—	$16,000

Assets acquired and liabilities assumed at preliminary fair value
Cash	—	—
Accounts receivable	—	7,129
Inventories	—	18,234
Property and equipment	—	3,868
Prepaid expenses	—	1,209
Accounts payable	—	(2,079)
Deferred rent	—	—
Accrued expenses	—	(451)
Net tangible assets acquired	$—	$27,910

Identifiable intangible assets
Intangible assets	$—	$—
Trade names and technology	—	1,100
Customer relationships	—	2,520
Total Identifiable Intangible Assets	$—	$3,620

Total net assets acquired	$—	$31,530
Consideration paid	—	16,000
Preliminary gain on bargain purchase	$—	$15,530

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

Vislink:

Vislink Communications Systems (“Vislink” or ‘‘VCS’’) specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. VCS designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. VCS serves two core markets: broadcast and media and law enforcement, public safety and surveillance. In the broadcast and media market, VCS provides broadcast communication links for the collection of live news and sports and entertainment events. VCS’ customers in the broadcast and media market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, public safety and surveillance market, VCS provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. VCS’ customers in the law enforcement, public safety and surveillance market include metropolitan, regional and national law enforcement agencies as well as domestic and international defense agencies and organizations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on April 2, 2018. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2018, the results of its operations and cash flows for the nine months ended September 30, 2018 and 2017. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2018 may not be indicative of results for the year ending December 31, 2018.

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

Reclassifications

Certain reclassifications have been made in the unaudited condensed consolidated financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company (see Note 12).

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

Inventories

Inventory is recorded at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory valuation adjustments are included on the face of the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenues from management and consulting, time-and-materials service contracts, maintenance agreements and other services are recognized as the services are provided or at the time the goods are shipped, and title has passed.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with Accounting Standards Codifications (“ASC”) 718 “Compensation – Stock Compensation”, which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the date of issuance.

The Company accounts for stock compensation arrangements with persons classified as non-employees for accounting purposes in accordance with ASC 505-50 “Stock-Based Transactions with Nonemployees”, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

Convertible Debt Instruments

The Company records debt net of debt discounts for beneficial conversion features and warrants, on either a relative fair value or fair value basis depending on the respective accounting treatment of each instrument. Beneficial conversion features are recorded pursuant to the Beneficial Conversion (“BCF”) and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discounts with corresponding entries to derivative liability and additional paid-in-capital. Costs paid to third parties (e.g., legal fees, printing costs, placement agent fees) that are directly related to issuing the debt and that otherwise wouldn’t be incurred, are treated as a direct deduction of the debt liability. Debt discount and issuance costs are generally amortized and recognized as additional interest expense in the statement of operations over the life of the debt instrument using the effective interest method.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. If the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to stockholders’ equity.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table illustrates the determination of loss per share for each period presented (in thousands, except per share amounts):

	Nine Months Ended
	September 30,
	2018	2017
Numerator:
Net (loss) income – basic and diluted	$(11,919)	$1,904

Denominator:
Weighted average shares outstanding - basic	16,573	11,290
Dilutive stock options	—	—
Dilutive warrants	—	—
Weighted average shares outstanding - diluted	16,573	11,290
Net (loss) earnings per share:
Basic	$(0.72)	$0.17
Dilutive	$(0.72)	$0.17
Anti-dilutive potential common stock equivalents excluded from the calculation of (loss) earnings per share:
Stock options	6,092	6,271
Convertible debt	4,000	—
Warrants	11,892	8,695

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities. there are no fair valued assets or liabilities classified under Level 1 as of September 30, 2018.

Level 2 –	Observable prices that are based on inputs not quoted on active markets but corroborated by market data. there are no fair valued assets or liabilities classified under Level 2 as of September 30, 2018.

Level 3 –	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 8).

Foreign Currency and Other Comprehensive (Loss)/Income

The functional currency of our foreign subsidiary is typically the applicable local currency which is British Pounds. The translation from the respective foreign currency to United States Dollars (US Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using an average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive (loss)/income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The foreign currency exchange gains and losses are included as a component of general and administrative expenses, in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net foreign exchange transactions:
Losses	$126,000	$7,000	$355,000	$245,000

Accumulated comprehensive income:
Increases (decreases)	$(23,000)	$114,000	$(49,000)	$462,000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates adopted for the foreign exchange transactions are the rates of exchange as quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. Translation of amounts from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

●	As of September 30, 2018 – British Pounds $1.3025 to US Dollars $1.00.

●	Average rate for the nine months ended September 30, 2018 – British Pounds $1.3511 to US Dollars $1.00.

Subsequent Events

The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Quarterly Report, and determined that no events have occurred that have not been disclosed elsewhere in the notes to the condensed consolidated financial statements (unaudited) that would require adjustments to disclosures in the condensed consolidated financial statements (unaudited), except as disclosed herein (see Note 13).

Recently Issued Accounting Standards

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes certain disclosures, modifies certain disclosures, and added additional disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. The Company is currently assessing the impact the new guidance will have on its disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2018-07 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. After the issuance of ASC No. 2016-02, the FASB issued additional amendments related to ASU No. 2016-02: (1) ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; (2) ASU No. 2018-10: Codification Improvements to Topic 842, Leases; and (3) ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2016-02 and related amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company’s operating leases include building and equipment leases. The Company is evaluating our current operating leases and expects that most of these current operating leases will be impacted by this ASU and related amendments resulting in increases in assets and liabilities in the Company’s consolidated financial statements. The Company intends to adopt these amendments during the first quarter of fiscal 2019.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

As reflected in the condensed consolidated financial statements, the Company had $1.2 million in cash on the balance sheet. The Company had working capital and an accumulated deficit of $5.4 million and $231.6 million, respectively, at September 30, 2018. In addition, the Company had a loss from operations of approximately $12.2 million and cash used in operating activities of $5.2 million for the nine months ended September 30, 2018.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. The Company completed a cost reduction plan announced in April 2018 that resulted in approximately $8.2 million in annual savings. Savings were realized through immediate cost reductions affecting the xMax division by eliminating certain personnel costs, associated benefits and reduction in facilities and other expenses. The Company has also identified an additional $1.3 million in additional savings, primary related to facilities consolidation and severance. The Company believes it can raise additional working capital through equity or debt offerings; however, no assurance can be provided that the Company will be successful in such capital raising efforts.

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

NOTE 3 — ACQUISITION OF VISLINK

Acquisition of Vislink International Limited

On February 2, 2017, the Company completed the acquisition of certain assets and liabilities related to the hardware segment of Vislink International Limited, an England and Wales registered limited company (the ‘‘UK Seller’’), and Vislink Inc., a Delaware corporation (the ‘‘US Seller’’, and together with the UK Seller, the ‘‘Sellers’’), pursuant to a Business Purchase Agreement, dated December 16, 2016, as amended on January 16, 2017, by and among the Company, the Sellers and Vislink PLC, an England and Wales registered limited company, as guarantor. The purchase price paid for the transaction was an aggregate of $16 million consisting of (i) $6.5 million in cash consideration, and (ii) promissory notes in the aggregate principal amount of $9.5 million (the ‘‘Notes’’). In connection with the Notes, the Company entered into a Security Agreement, dated February 2, 2017, with each of the Sellers (the ‘‘Security Agreements’’). Pursuant to the Security Agreements, as collateral security for the Company’s obligations under the Notes, the Company granted the Sellers a security interest in certain assets purchased from the Sellers in connection with the transaction. The Notes were originally due to mature on March 20, 2017 (the ‘‘Maturity Date’’). Interest on the Notes was payable in cash on the Maturity Date at a rate per annum equal to LIBOR plus 1.9%.

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

When it became apparent there was potential for a bargain purchase gain, management reviewed the Vislink assets and liabilities acquired and the assumptions utilized in estimating their fair values. The Company determined that provisional amounts, previously recognized, required adjustments to reflect new information obtained. According to ASC 805-10-25-15, the Company has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. Upon additional review of identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain with respect to Vislink was appropriate and required under U.S. GAAP.

The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it was reasonable for a bargain purchase to occur. Factors that contributed to the bargain purchase price were:

●	The Vislink acquisition was completed with motivated Sellers who had a public strategy to concentrate on growing their software business as opposed to their technology and hardware businesses. As a strategic decision, the Sellers intended to sell off the assets of the hardware business.

●	The announcement of the U.K. leaving the European Union led to a decline in the pound, which led to pressure by Vislink’s creditors to raise funds. The owners of Vislink were motivated to complete a transaction in order to use the proceeds to reduce the line of credit they owed to the bank.

NOTE 3 — ACQUISITION OF VISLINK (continued)

●	The industry in 2015 and 2016 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The Sellers believed these trends would continue. According to IBISWorld, industry revenue is expected to fall at an annualized rate of 0.6% over the next five years reflecting further deterioration in the industry. As a result, the Sellers decided to sell the business.

●	Prior to the U.K. leaving the European Union, Vislink was under contract to be sold for a much higher price. The Company took advantage of the economic and industry downturn to negotiate a favorable price which was less than the value of the assets acquired for a total purchase consideration of $16 million.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

Purchase Consideration

Amount of consideration:	$16,000,000

Tangible assets acquired and liabilities assumed at fair value
Accounts receivable	$7,129,000
Inventories	15,232,000
Property and equipment	3,868,000
Prepaid expenses	944,000
Accounts payable	(2,294,000)
Customer deposits	(1,137,000)
Accrued expenses	(451,000)
Net tangible assets acquired	$23,291,000

Identifiable intangible assets
Trade names and technology	$1,100,000
Customer relationships	2,520,000
Total Identifiable Intangible Assets	$3,620,000

Total net assets acquired	$26,911,000
Consideration	16,000,000
Gain on bargain purchase	$10,911,000

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

The estimated useful life remaining on the property and equipment acquired is 1 to 11 years and on the intangible assets is 3 to 10 years.

The following presents the unaudited pro-forma combined results of operations of xG and Vislink as if the entities were combined on January 1, 2017.

For the Nine Months Ended September 30, 2017

Revenues, net	$34,973
Net loss	$(18,118)
Net loss per share	$(1.60)
Weighted average number of shares outstanding	11,290

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2017 or to project potential operating results as of any future date or for any future periods.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	Software Development Costs		Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2017	$18,647,000	$(18,211,000)	$12,378,000	$(9,171,000)	$1,450,000	$(243,000)	$2,880,000	$(836,000)	$6,894,000
Additions	-	-	-	-	-	-	-	-	-
Impairments	-	(168,000)	-	-	-	-	-	-	(168,000)
Amortization	-	(268,000)	-	(498,000)	-	(168,000)	-	(656,000)	(1,590,000)
Balance as of September 30, 2018	$18,647,000	$(18,647,000)	$12,378,000	$(9,669,000)	$1,450,000	$(411,000)	$2,880,000	$(1,492,000)	$5,136,000

Amortization of intangible assets amounted to $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2017, respectively.

Software Development Costs:

At September 30, 2018 and December 31, 2017, the Company had net capitalized software costs of $0.0 million and $0.4 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized amortization of software development costs of $0.3 million and $0.7 million, respectively. During the three months ended September 30, 2018 and 2017, the Company recognized amortization of software development costs of $0.0 million and $0.2 million, respectively.

The Company’s software development costs subject to amortization are amortized using the straight-line method over their estimated useful lives of five years. The Company evaluates the recoverability of software development costs periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of xMax software development costs at June 30, 2018 and recorded $0.2 million of impairment due to the winding down of the xMax division during the second quarter of 2018.

Patents and Licenses:

At September 30, 2018 and December 31, 2017, the Company had net capitalized costs of patents and licenses of $2.7 million and $3.2 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.5 million of amortization expense related to patents and licenses for the nine months ended September 30, 2018 and 2017, and $0.2 million for the three months ended September 30, 2018 and 2017.

Other Intangible Assets

The Company’s remaining intangible assets include the trade names, technology and customer lists acquired in its acquisition of IMT and Vislink. The Company amortizes trade names, technology and customer relationships over their useful lives which range between 3 to 15 years.

Estimated amortization expense for total intangible assets for the succeeding five years is as follows:

Balance 2018	$441,000
2019	1,763,000
2020	993,000
2021	818,000
2022	574,000
Thereafter	547,000
$5,136,000

The Company’s intangible assets acquired in 2016 and 2017 will be amortized over a weighted average remaining life of approximately 2.60 years.

NOTE 5 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on its maturity date, October 6, 2018 and is convertible, at Treco’s option, into shares of the Company’s common stock at a price of $42,000 per share. The Company anticipates this note to be converted according to the original conversion terms. Interest at the rate of 9% per year is payable semi-annually in cash or shares of the Company’s common stock, at the Company’s option. The accrued interest at September 30, 2018 was $87,000. On May 24, 2018, the Company issued 89,109 shares of common stock as the semi-annual payment of interest of $90,000. Interest expense was $45,000 and $135,000, respectively, for the three and nine months ended September 30, 2018 and 2017.

May 2018 Financing

On May 29, 2018, the Company completed a private placement of $4 million in principal of 6% Senior Secured Convertible Debentures (the “Debentures”) and warrants to purchase 3,000,000 shares of the Company’s common stock, par value $0.00001 per share, by executing certain agreements with accredited institutional investors. The Company received $3,636,760 net of debt issuance costs consisting of legal and placement fees totaling $363,240. The Debentures have a maturity date of May 29, 2019, with a conversion rate of $1.00 per share (which was subsequently amended, see Note 13). If held beyond maturity, the conversion rate shall equal the lesser of (i) the then conversion price and (ii) 85% of the Volume Weighted Average Price (“VWAP”) for the trading day immediately prior to the applicable conversion date. The Company shall pay interest to the holders on the aggregate and unconverted and outstanding principal amount on January 1, April 1, July 1 and October 1, with the remaining principal balance due at maturity.

The warrants have a maturity date of May 29, 2023 with an exercise price of $1.00 per share. The warrants meet the definition of a derivative as noted in ASC 815-10-15-83 and ASC 815-10-15-88. The Company allocated the proceeds from the issuance of this note and the warrants based on the fair value for each item. Consequently, the Company recorded a value of $1,788,171 on the warrants and these associated costs are required to be accounted for as liabilities and were immediately expensed as interest. Furthermore, in September 2018, 200,000 warrants were released to various individuals involved in the financing as incentive fees incurred carrying identical dates and terms. The Company recognized an additional value of $116,400 on these warrants, recording them as a debt discount, increasing derivative liabilities, and immediately expensing as interest. The warrants were valued using the binomial model style simulation. The assumptions used in the binomial model style simulation at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 163.50%; (3) risk-free interest rate of 0.27%; and (4) expected life of 5.00 years. The Company also determined that the convertible promissory notes contained beneficial conversion rights and calculated the relative fair value and assigned $193,877 to the BCF.

Items recorded to interest expense, net for the three and nine months period ending September 30, 2018 and 2017 are:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$61,334	$-	$82,688	$-
Debt discount amortization	140,427	-	189,271	-
Warrant costs	116,400	-	1,904,571	-
Total recorded to interest expense, net	$318,161	$-	$2,176,530	$-

The warrants issued in the private placement were considered to be issued as an incentive to complete the closing of the financing and therefore, the initial grant date fair value of such warrants were included within interest expense, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, the remaining period over which any discount will be amortized is eight months. The Debentures are summarized as follows as of September 30, 2018:

Principal amount borrowed	$4,000,000
Debt discount incurred	2,461,698
Amortization of debt discount	(2,093,842)
Un-amortized debt discount	367,856
Ending Balance – September 30, 2018	$3,632,144

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases office space in Sunrise, Florida pursuant to a lease which runs through May 2019. Future payments under such lease will amount to $105,000.

The Company leases warehouse space in Sunrise, Florida pursuant to a lease which runs through January 2019. Future payments under such lease will amount to $6,000.

The Company leases warehouse and office space in Hackettstown, New Jersey which runs through April 29, 2020. Future payments under such lease will amount to $144,000.

The Company leases office space in Hemel, U.K. which runs through October 2020. Future payments under such lease will amount to approximately $502,000.

In connection with the acquisition of Vislink, the Company assumed the lease obligations relating to Vislink office space in the following locations:

Location	Lease End Date	Approximate Future Payments
Colchester, U.K.	March 2025	$3,153,000
Billerica, MA	May 2021	$1,176,000
Anaheim, CA	July 2021	$84,000
Singapore	August 2020	$64,000
Dubai, United Arab Emirates	June 2019	$17,000

The Company’s office, deployment sites and warehouse facilities rent expenses aggregated to approximately $367,000 and $180,000 during the three months ended September 30, 2018 and 2017, respectively, and $1,120,000 and $733,000 during the nine months ended September 30, 2018 and 2017. The leases will expire on different dates from 2019 through 2025. The Company’s total obligation of minimum future annual rentals, exclusive of real estate taxes and related costs, is approximately as follows:

Year Ending December 31,
Balance 2018	$441,000
2019	1,634,000
2020	1,284,000
2021	598,000
2022	398,000
Thereafter	896,000
$5,251,000

NOTE 6 — COMMITMENTS AND CONTINGENCIES (continued)

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the nine months ended September 30, 2018 the Company did not have any material legal actions pending.

Pension:

The Company at its discretion may make matching contributions to the 401(k) plan its employees participate in. For the nine months ended September 30, 2018 and 2017, the Company made matching contributions of $67,000 and $0, respectively.

The Company currently operates a Group Personal Pension Plan in its U.K. subsidiary and funds are invested with Royal London. U.K. employees are entitled to join the plan to which the Company contributes varying amounts subject to status. In addition, the Company operates a stakeholder pension scheme in the U.K. For the nine months ended September 30, 2018 and 2017, the Company made matching contributions of $165,000 and $113,000, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the nine months ended September 30, 2018, the Company:

●	Issued 1,890,535 shares of its common stock for employees, directors, consultants and other professionals for a total value of $1,708,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	Recognized $3,114,000 of compensation costs associated with outstanding stock options in general and administrative expenses with a corresponding capital contribution.

●	Issued 264,981 shares of its common stock in satisfaction of related party obligations valued at $180,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	Issued 12,232 shares of its common stock in satisfactions of amounts previously deferred for employee/consultant agreements in the amount of $19,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	Issued 89,109 shares of its common stock in satisfaction of accrued interested on the Treco convertible promissory note valued at $90,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

Beneficial Conversion Feature

The Company determined that the foregoing Debentures contained a BCF and calculated a relative fair value of $194,000 assigned to the BCF. During the nine months ended September 30, 2018 and 2017, $66,000 and $0, respectively, were amortized to interest expense using the effective interest method with the remaining amortization period being eight months.

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Warrants and Options

Effective, April 30, 2018, the Board of Directors by unanimous written consent, approve of the immediate vesting of all remaining options for employees who were terminated on April 30, 2018 and June 25, 2018.

During the three and nine months ended September 30, 2018, the Company recorded approximately $639,000 and $3,114,000, respectively, as stock compensation expense from the amortization of stock options issued, of which $0.8 million was the expense for accelerating the vesting of the remaining options for terminated employees. During the three and nine months ended September 30, 2017, the Company recorded approximately $795,000 and $1,397,000, respectively, as stock compensation expense from the amortization of stock options issued in prior periods. As of September 30, 2018, the weighted average remaining contractual life was 8.66 years for options outstanding and 8.58 years for options exercisable. The intrinsic value of options exercisable at September 30, 2018 and 2017 was $0 and $0.04 per share, respectively. As of September 30, 2018, the remaining expense is approximately $3.98 million over the remaining amortization period which is 1.72 years. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock and no assumption of dividend payment(s) is made in the model.

A summary of the warrant and option activity is as follows:

Warrants

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2018	8,695,273	$5.50
Granted	3,200,000	1.00
Exercised	—	—
Forfeited or Expired	(2,900)	8,177.00
Outstanding, September 30, 2018	11,892,373	$2.21
Exercisable, September 30, 2018	11,892,373	$2.21

Options

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding January 1, 2018	6,550,500	$1.58
Granted	220,000	0.89
Exercised	—	—
Forfeited or Expired	(678,332)	1.58
Outstanding, September 30, 2018	6,092,168	$1.55
Exercisable, September 30, 2018	2,600,526	$1.57

NOTE 8 — DERIVATIVE LIABILITIES

Each of the warrants issued in connection with the August 2015, May 2016 and, July 2016 underwritten offerings, the August 2017 and May 2018 debt financings and the February 2016 Series B Preferred Stock offering, have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on the date of issuance and September 30, 2018:

Number of shares underlying the warrants on September 30, 2018	4,948,569
Fair market value of stock	$0.46
Exercise price	$1.00 to 13.79
Volatility	139% to 154%
Risk-free interest rate	2.85% to 2.96%
Expected dividend yield	—
Warrant life (years)	0.1 to 4.7

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$2,533,000	$1,373,000	$2,399,000	$1,183,000
Recognition of warrant liabilities on issuance dates	116,000	—	1,904,000	—
Change in fair value of derivative liabilities	(848,000)	(183,000)	(2,502,000)	7,000
Ending balance	$1,801,000	$1,190,000	$1,801,000	$1,190,000

NOTE 9 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. For the three and nine months ended September 30, 2018 and 2017, the Company incurred fees related to the Management Agreement of $75,000 and $225,000, respectively. Roger Branton, the Company’s Chief Executive Officer, Chief Financial Officer and director, and George Schmitt, the Company’s director and former Chief Executive Officer and Executive Chairman of the Board, are directors of MBTH, and Richard Mooers, a director of the Company, is the Chief Executive Officer and a director of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing, a merger, consolidation or sale by the Company of substantially all of its assets. The Company incurred approximately $0 for fees associated with financings during the three and nine months ended September 30, 2018 and 2017, respectively. In addition, during the nine months ended September 30, 2018 and 2017, the Company’s Board of Directors approved an additional $49,000 and $54,000 fee, respectively, to be paid to MBTH as consideration for additional efforts provided by MBTH in connection with the Company’s financing and acquisition efforts. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations.

Effective May 1, 2018, MBTH assumed the liability of the office rent for the Company’s corporate headquarters in Sarasota, Florida.

The balance outstanding to MBTH at September 30, 2018 and December 31, 2017 was $586,000 and $998,000, respectively, and has been included in due to related parties on the Condensed Consolidated Balance Sheet.

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

The Company accrued $1,480,000 in acquisition fees during the nine months ended September 30, 2017 in connection with the acquisition of Vislink as per the M&A Services Agreement. The $1,480,000 in acquisition fees represents 8% of the acquisition price. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet. The Company did not incur any fees pursuant to the M&A Services Agreement during the nine months ended September 30, 2018.

The Company accrued an additional $777,000 in fees as 5% of the Bargain Purchase Gain during the nine months ending September 30, 2017, in connection with the acquisition of Vislink as per the M&A Services Agreement. The $777,000 represents 5% of the Bargain Purchase Gain of $15,530,000 after an independent, external advisor valued the acquisition. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet. The Company did not incur any fees pursuant to the M&A Services Agreement during the nine months ended September 30, 2018.

During the nine months ending September 30, 2017, the Company recorded $265,000 as the Fair Market Value (“FMV”) of the warrant paid to MBTH in connection with the closing of the Vislink acquisition as per the M&A Services Agreement. The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations. The Company did not incur any fees pursuant to the M&A Services Agreement during the nine months ended September 30, 2018.

From January 1, 2018 to September 30, 2018, the Company issued 264,981 shares of common stock to MBTH in settlement of amounts due of $180,000, which was the approximate grant date fair value of the shares.

NOTE 10 — CONCENTRATIONS

During the three months ended September 30, 2018, the Company recorded sales to one customer of $2,196,000 (26%) in excess of 10% of the Company’s total consolidated sales. During the nine months ended September 30, 2018, the Company did not record sales of over 10% from any one customer.

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

At September 30, 2018, approximately $857,000 (16%) of net accounts receivable was due from one customer.

At December 31, 2017, approximately 33% of net accounts receivable was due from two customers broken down individually as follows: $1,634,000 (20%) and $1,073,000 (13%).

During the three and nine months ended September 30, 2018, approximately 13% of the Company’s inventory purchases were derived from one vendor and approximately 15% of the Company’s inventory purchases were derived from one vendor.

During the nine months ended September 30, 2017, approximately 32% of the Company’s inventory purchases were derived from two vendors. During the three months ended September 30, 2017, approximately 28% of the Company’s inventory purchases were derived from one vendor.

NOTE 11 – GEOGRAPHICAL INFORMATION

The Company has one operating segment and the decision-making group is the senior executive management team.

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
North America	$12,510,000	$13,084,000	$5,784,000	$5,411,000
South America	1,094,000	4,274,000	56,000	1,163,000
Europe	8,239,000	8,972,000	795,000	1,940,000
Asia	3,423,000	4,010,000	1,328,000	984,000
Rest of World	2,216,000	3,371,000	362,000	660,000
	$27,482,000	$33,711,000	$8,325,000	$10,158,000

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Long-Lived Assets:
United States	$3,859,000	$6,020,000
United Kingdom	3,725,000	5,292,000
	$7,584,000	$11,312,000

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

The effects of the correction of immaterial errors on our Condensed Consolidated Financial Statements were as follows (in thousands):

	September 30, 2017
	Amounts
	Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Total Liabilities	$16,710	$1,146	$17,856
Stockholders’ equity before accumulated deficit	235,630	(1,321)	234,309
Accumulated deficit	(207,570)	175	(207,395)

Total liabilities and stockholders’ equity	$44,770	$-	$44,770

Consolidated Statement of Operations:
Net income for the three months ended	$1,729	$175	$1,904

	December 31, 2017
	Amounts
	Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Total Liabilities	$19,019	$1,128	$20,147
Stockholders’ equity before accumulated deficit	237,472	(1,321)	236,151
Accumulated deficit	(219,845)	193	(219,652)

Total liabilities and stockholders’ equity	$36,646	$-	$36,646

Consolidated Statement of Operations:
Net loss for the year ended	$(10,546)	$193	$(10,353)

NOTE 12 — PRIOR PERIOD FINANCIAL STATEMENT REVISION (Continued)

	March 31, 2018
	Amounts
	Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Total Liabilities	$18,564	$688	$19,252
Stockholders’ equity before accumulated deficit	238,467	(1,321)	237,146
Accumulated deficit	(222,614)	633	(221,981)

Total liabilities and stockholders’ equity	$34,417	$-	$34,417

Consolidated Statement of Operations:
Net loss for the three months ended	$(3,769)	$440	$(3,329)

NOTE 13 — SUBSEQUENT EVENTS

May 2018 Financing Amendment

On October 9, 2018, the Company agreed to modify with the holders representing $3.5 million of the $4 million aggregate principal amount of Debentures issued on May 29, 2018 (the “Majority Holders”), to amend and restate the Debentures (the “Amended Debentures” or the “Amendments”). The Amendments principally provide for:

1. The ability to make monthly redemption payments in shares of common stock;

2. The issuance of 302,655 shares of common stock as compensatory shares;

3. A good-faith effort to modify the monthly redemption provisions before the next monthly redemption date;

4. An amendment of the conversion price to $0.45; and

5. In the event that any of the Majority Holders convert its Amended Debenture, the Company shall be given dollar for dollar credit for any and all conversions effected in any month against any monthly redemption amount and provided, further, that in the event that a Majority Holder’s conversions in any particular month exceed such Majority Holder’s individual monthly redemption amount, such overage shall carry over into the succeeding month to be credited against the monthly redemption amount.

From October 1, 2018 to November 14, 2018, the Company issued a total of 222,224 shares of common stock for Principal conversions totaling $100,000.

Treco Issuance

From October 1, 2018 to November 14, 2018, the Company issued a total of 187,735 shares of common stock in repayment of $90,000 in interest relating to its $2 million convertible note payable.

Other Common Stock Issuances

From October 1, 2018 to November 14, 2018, the Company issued a total of 192,601 shares of common stock having a fair value to employees, directors, consultants and general counsel in lieu of paying approximately $85,000 worth of services.

From October 1, 2018 to November 14, 2018, the Company issued a total of 46,512 shares of common stock to MBTH in settlement of amounts due of $20,000, which was the grant date fair value of such shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Vislink:

Vislink Communications Systems (“Vislink” or ‘‘VCS’’) specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. VCS designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. VCS serves two core markets: broadcast and media and law enforcement, public safety and surveillance. In the broadcast and media market, VCS provides broadcast communication links for the collection of live news and sports and entertainment events. VCS’ customers in the broadcast and media market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, public safety and surveillance market, VCS provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. VCS’ customers in the law enforcement, public safety and surveillance market include metropolitan, regional and national law enforcement agencies as well as domestic and international defense agencies and organizations.

Plan of Operations

We are executing on our sales and marketing strategy, through both direct sales to end-customers and indirect sales to channel network partners, and we have entered into a number of equipment purchase, reseller and teaming agreements as a result. These customer engagements span our target markets in rural telecommunications and defense.

Results of Operations

Comparison for the three and nine months ended September 30, 2018 and 2017

Revenues

Revenues for the three and nine months ended September 30, 2018 were $8.3 million and $27.5 million, respectively, compared to $10.2 million and $33.7 million for the three and nine months ended September 30, 2017, representing decreases of $1.9 million or 19% and $6.2 million or 18%, respectively. The decreases can be attributed to one-time sales being recorded in the second quarter of 2017 which included a $2.4 million government sale in South America to upgrade their systems from analog to digital. The Company experienced a decline in revenue for the North American, Europe, Asia and rest of world markets in the amount of approximately $6.2 million for the nine months period ended September 30, 2018. Part of the decrease in sales was the result of the cost reduction programs implemented in the second and third quarters of 2018 which led to specific actions to also rationalize our best revenue opportunities and eliminate low value sales. Efforts were also focused on relieving supply chain shortages in order to be able to deliver backorders to customers in the fourth quarter of 2018.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and nine months ended September 30, 2018 were $4.2 million and $13.5 million, respectively, compared to $5.1 million and $20.3 million for the three and nine months ended September 30, 2017, representing decreases of $0.9 million or 18% and $6.8 million or 34% respectively. The decreases are primarily due to a decline in revenue resulting in less cost of components. However, we did have increased margins on revenue for the three and nine months ended September 30, 2018 as the inclusion of the amortization of “Inventory Step-Up” generated by the fair value assessed by third-party appraisals associated with the acquisition of IMT and Vislink was included in cost of components for the three and nine months ended September 30, 2017 and fully amortized by the end of fiscal year 2017. The assigned fair value associated with our business acquisitions have been amortized and included in cost of components and personnel in the amounts of $0.0 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively and $0.0 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively.

We anticipate higher gross margins for the remainder of 2018 since the Inventory Step-Ups are fully amortized.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or written down to their net realizable value. Inventory valuation adjustments for the three and nine months ended September 30, 2018, were $0.1 million and $0.4 million, respectively, compared to $0.4 million and $0.4 million for the three and nine months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business on a daily basis and include salary and benefit expenses including stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel. For the three and nine months ended September 30, 2018, the Company incurred aggregate expense of $4.7 million and $16.6 million, respectively, compared to $6.4 million and $19.3 million, respectively, for the three and nine months ended September 30, 2017, representing a decrease of $1.7 million or 27% for the three months ended September 30, 2018 and $2.7 million or 14% for the nine months ended September 30, 2018.

The three month decrease of $1.7 million is due to decreases of $0.6 million in salary and related benefits due to a reduction in personnel; and $0.5 million of stock based compensation associated with the expensing of stock options; $0.2 million in insurance; $0.2 million in legal fees; $0.1 million in rent; and $0.1 million in office expenses.

The nine month decrease of $2.7 million is due to decreases of $2.5 million in fees related to the acquisition of Vislink which were recorded in fiscal year 2017; $0.4 million in commissions due to lower revenue; $0.2 million in advertising; $0.4 million in legal fees; $0.1 million in rent; and $0.1 million in taxes and licenses. The decreases were partially offset by increases of $0.9 million of salary and related benefits due to personnel moved into operation and sales positions plus severance associated with terminated employees; and $0.1 million of stock based compensation associated with the expensing of stock options granted and acceleration of the vesting of the options of terminated employees.

We expect general and administrative costs to decrease going forward due to the cost cutting initiatives we enacted during the second quarter of 2018.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities and travel. For the three and nine months ended September 30, 2018, the Company incurred aggregate expense of $1.3 million and $6.7 million, respectively, compared to $2.8 million and $7.1 million, respectively, for the three and nine months ended September 30, 2017, representing a decreases of $1.5 million or 54% for the three months ended September 30, 2018 and $0.4 million or 6% for the nine months ended September 30, 2018.

The three month decrease of $1.5 million is due to decreases of $1.0 million in salary and related benefits due to a reduction in personnel; $0.8 million in research product development costs; and $0.1 million in rent expenses. The decrease was partially offset by an increase of $0.4 million of stock based compensation associated with the expensing of stock options granted and acceleration of the vesting of the options of terminated employees.

The nine month decrease of $0.4 million is due to decreases of $1.2 million in salary and related benefits due to a reduction in personnel and $0.8 million in research product development costs. The decrease was partially offset by an increase of $1.6 million of stock based compensation associated with the expensing of stock options granted and acceleration of the vesting of the options of terminated employees.

We expect research and development costs to decrease going forward due to the cost cutting initiatives we enacted during the second quarter of 2018.

Impairment

An impairment charge of $0.0 and $0.2 million, respectively, was recognized for the three and nine months ended September 30, 2018. The Company recorded impairment charges relating to the balance of xMax software development costs due to the winding down of the xMax division during the second quarter of 2018. No impairments related to long-lived assets or amortized intangible assets were recorded during three and nine months ended September 30, 2017.

Amortization and Depreciation

Amortization and depreciation expenses for the three and nine months ended September 30, 2018 were $0.7 million and $2.4 million, respectively, compared to $1.1 million and $3.3 million, respectively for the three and nine months ended September 30, 2017, representing a decrease of $0.4 million or 36% for the three months ended September 30, 2018 and $0.9 million or 27% for the nine months ended September 30, 2018. The decreases are due to less amortization of intangible assets as certain intangible assets were fully amortized in fiscal year 2017 leaving a smaller balance to amortize in the comparative period in 2018.

Other

Changes in Fair Value of Derivative Liabilities

The changes in fair value of derivative liabilities for the three and nine months ended September 30, 2018 were $0.8 million and $2.5 million, respectively, compared to $0.2 million and $(0.01) million, respectively, for the three and nine months ended September 30, 2017. This is due to the changes in our stock price affecting the valuation of embedded derivatives associated with common stock warrant issuances resulting in an unrealized gain in the fair value of the derivative liabilities.

Gain on Bargain Purchase

The three and nine month gain on bargain purchase for the period ended September 30, 2017 is due to the Company acquisition of Vislink on February 2, 2017. The excess of the aggregate fair value of the net tangible assets and identified intangible assets over the consideration paid has been treated as a gain on bargain purchase in accordance with ASC 805.

Vislink Bargain Purchase

The Company utilized the services of an independent appraisal company to assist it in assessing the fair value of the Vislink assets and liabilities acquired. This assessment included an evaluation of the fair value of inventory, fixed assets and the fair value of the intangible assets acquired based upon the expected cash flows from the assets acquired. Additionally, the Company incorporated the carrying value of the remaining working capital, as Vislink’s management represented that the carrying value of these assets and liabilities served as a reasonable proxy for fair value. The valuation process included a discussion with management regarding the history and business operations of Vislink, a study of the economic and industry conditions in which Vislink competes and an analysis of the historical and projected financial statements and other records and documents.

When it became apparent there was potential for a bargain purchase gain, management reviewed the Vislink assets and liabilities acquired and the assumptions utilized in estimating their fair values. The Company determined that provisional amounts, previously recognized, required adjustments to reflect new information obtained. According to ASC 805-10-25-15, the Company has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. Upon additional review of identifying and valuing all assets and liabilities of the business, the Company concluded that recording a bargain purchase gain with respect to Vislink was appropriate and required under GAAP.

The Company then undertook a review to determine what factors might contribute to a reasonable conclusion of recognizing the recording of a bargain purchase. Factors that contributed to the conclusion to recognize a bargain purchase price were:

●	The Vislink acquisition was completed with motivated sellers who had a public strategy to concentrate on growing their software business as opposed to their technology and hardware businesses. As a strategic decision, the sellers intended to sell off the assets of the hardware business.

●	The announcement of the U.K. leaving the European Union led to a decline in the pound, which led to pressure by Vislink’s creditors to raise funds. The owners of Vislink were motivated to complete a transaction in order to use the proceeds to reduce the line of credit they owed to the bank.

●	The industry in 2015 and 2016 experienced a downturn as decreased spending combined with economic uncertainty caused corporations to delay wireless and broadcast infrastructure upgrades. The Sellers believed these trends would continue. According to IBISWorld, industry revenue is expected to fall at an annualized rate of 0.6% over the next five years reflecting further deterioration in the industry. As a result, the Sellers decided to sell the business.

●	Prior to the U.K. leaving the European Union, Vislink was under contract to be sold for a much higher price. The Company took advantage of the economic and industry downturn to negotiate a favorable price which was less than the value of the assets acquired for a total purchase consideration of $16 million.

Based upon these factors, the Company concluded that the occurrence of a bargain purchase was reasonable.

Gain on debt and payables extinguishment

The gain on debt and payables extinguishment for the three and nine months ended September 30, 2018 was $0.0 million in each period, compared to $0.01 million and $4.0 million, respectively, for the three and nine months ended September 30, 2017. Of the $4.0 million, $2.9 million is due to the Company’s agreement with the Sellers of Vislink on March 17, 2017, pursuant to which the Company paid $2 million in cash to the Sellers and the Sellers extinguished the remaining $2.9 million of principal owed in connection with the Company’s acquisition of Vislink. The $1.1 million was the result of receiving a credit for inventory that a customer consumed prior to the acquisition of Vislink, which the Company received a credit against outstanding invoices owed to that customer.

Interest expense

Interest expense for the three and nine months ended September 30, 2018 was $0.4 million and $2.3 million, respectively, compared to $0.05 million and $0.6 million, respectively, for the three and nine months ended September 30, 2017. The increase is primarily due to the immediate expensing of warrant costs, the amortization of a beneficial conversion feature and issuance costs, and the accrual of contractual interest in association with the May 2018 financing.

Net (Loss) Income

For the three and nine months ended September 30, 2018, the Company had a net loss of $2.2 million and $11.9 million, respectively, compared to a net loss of $5.3 million and a net income of $1.9 million, respectively, for the three and nine months ended September 30, 2017, or a decrease in net loss of $3.1 million for the three months ended September 30, 2018 and an increase in net loss of $13.8 million for the nine months ended September 30, 2018. The decrease in net loss for the three months ended September 30, 2018 is connected to our cost reduction plan implemented in April 2018. The increase in net loss for the nine months ended September 30, 2018 is connected to the gain on bargain purchase in the nine months ended September 30, 2017 and no gain was recorded during fiscal 2018.

Liquidity and Capital Resources

As of September 30, 2018, the Company has working capital of approximately $5.4 million, including $1.2 million of cash. We have incurred net loss of $11.9 million for the nine months ended September 30, 2018.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Nine Month Period Ended

(In Thousands)

	September 30, 2018	September 30, 2017
Net cash (used in) provided by operating activities	$(5,231)	$(2,550)
Net cash used in investing activities	86	(6,917)
Net cash provided by financing activities	3,589	5,057
Effect of exchange rate changes on cash	(34)	69
Net decrease in cash	$(1,590)	$(4,341)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018, totaled $5.2 million as compared to $2.6 million for the nine months ended September 30, 2017. Of the $5.2 million used in the nine months ended September 30, 2018, approximately $3.0 million was related to a decrease in accounts receivable; $0.1 million was related to an increase in inventory $3.5 million was related to a decrease in accounts payable; $0.8 million was related to a decrease in accrued expenses and interest expense; and $1.4 million was related to an increase in deferred revenue and customer deposits.

Of the $2.6 million used by operations in the nine months ended September 30, 2017, approximately $1.1 million was related to a decrease in accounts receivable; $1.9 million was related to a decrease of our inventory; $2.0 million was related to an increase in accounts payable, $1.0 million was related to an increase in accrued expenses and interest expense. These changes were offset by approximately $15.5 million from a non-cash item related to the gain on bargain purchase and a $3.9 million non-cash item related to the extinguishment of debt and the remaining balance consisted principally of the net loss from operations.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2018 was $0.1 million as compared net cash used in investing activities of $6.9 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company sold fixed assets totaling $0.1 million. During the nine months ended September 30, 2017, the Company paid $6.5 million in cash consideration in connection with the acquisition of Vislink.

Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2018 was $3.6 million as compared to cash provided by financing activities of $5.1 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, there were net proceeds from the May 2018 debt financing of $3.6 million. During the nine months ended September 30, 2017, there were net proceeds from the issuance of shares of common stock in February 2017 and August 2017 totaling $6.7 million and $2.1 million from the exercise of warrants, respectively; the Company repaid $2.0 million of the Vislink Notes; and the Company repaid $0.9 million of convertible notes.

Cost Reductions

The Company completed a cost reduction plan announced in April 2018 that resulted in approximately $8.2 million in annual savings. Savings were realized through immediate cost reductions affecting the xMax division by eliminating certain personnel costs, associated benefits and reduction in facilities and other expenses. The Company has also identified an additional $1.3 million in additional savings, primary related to facilities consolidation and severance. This includes consolidating the two sites in Colchester, U.K. into one, expected to be done in December 2018. The savings are expected to be $0.5 million through June 2020. Although no assurance can be provided the Company will successfully consolidate these two locations. As part of cost cutting measures, the Company will not be renewing office or warehouse space it currently leases in Sunrise, Florida.

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

As reflected in the condensed consolidated financial statements, the Company had $1.2 million in cash on the balance sheet. The Company had working capital and an accumulated deficit of $5.4 million and $231.6 million, respectively, at September 30, 2018. In addition, the Company had a loss from operations of approximately $12.2 million and cash used in operating activities of $5.2 million for the nine months ended September 30, 2018.

The Company’s condensed consolidated financial statements are prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through realization of assets, and the settling of liabilities in the normal course of business. The Company completed a cost reduction plan announced in April 2018 that resulted in approximately $8.2 million in annual savings. Savings were realized through immediate cost reductions affecting the xMax division by eliminating certain personnel costs, associated benefits and reduction in facilities and other expenses. The Company has also identified an additional $1.3 million in additional savings, primary related to facilities consolidation and severance. The Company believes it can raise additional working capital through equity or debt offerings; however, no assurance can be provided that the Company will be successful in such capital raising efforts.

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

The Company was afforded a second 180 calendar day grace period by NASDAQ to regain compliance with the minimum bid price requirements. If the Company does not regain compliance by May 12, 2019, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In our Annual Report on Form 10-K for the year ended December 31, 2017, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. With the acquisitions of IMT and Vislink, there are risks related to the timing and accuracy of the integration of information from various accounting and Material Requirement Planning (“MRP”) systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. As of September 30, 2018, we concluded that certain of these material weaknesses continued to exist.

The Company is continuing to further remediate the material weakness identified above as its resources permit.

Changes in Internal Controls

During the nine months ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above and that our Chief Executive Officer and Chief Financial Officer are now the same person.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of September 30, 2018, we do not have any material litigation matters pending.

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

xG TECHNOLOGY, INC.

Date: November 14, 2018	By:	/s/ Roger Branton
Roger G. Branton
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

