Form 10-K
period 2018-12-31
Vislink Technologies, Inc.
filed 2019-04-01
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

Commission File Number: 001-35988

Vislink Technologies, Inc.

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.7 million based on the closing price of $0.64 for the registrant’s common stock as quoted on NASDAQ Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 19,054,595 shares of its common stock outstanding as of April 1, 2019.

VISLINK TECHNOLOGIES, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

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

We file reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.vislinktechnologies.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report. We urge you to carefully review and consider all the disclosures made in this Report.

PART I

Item 1. Business

Overview

The overarching strategy of Vislink Technologies, Inc. (the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in its target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. The Company’s business lines include the brands of Integrated Microwave Technologies LLC (“IMT”) and Vislink Communication Systems (“Vislink” or “VCS”). There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities.

Effective February 11, 2019, xG Technology, Inc. changed its name to Vislink Technologies, Inc.

IMT

The IMT business manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, which has allowed IMT to develop integrated solutions over the past 20 years that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

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

The sports and entertainment market consist of key segments that include sports production, sports venue entertainment systems, movie director video assist, esports and the non-professional user segment. Customers within this market are major professional sports teams, movie production companies, live video production service providers, system integrators and a growing segment of drone and unmanned ground vehicle providers. Among the key solutions IMT provides to this market are wireless camera systems and mobile radios. IMT’s RF Central is a well-established brand of compact microwave video equipment in the market for both licensed and license-free sports and entertainment applications.

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

Vislink

The Company originally announced the acquisition of Vislink on October 20, 2016 in a $16 million binding asset purchase agreement. On February 2, 2017, Vislink Technologies completed the acquisition of the net assets that constituted the business of Vislink pursuant to an asset purchase agreement by and among the Company, Vislink PLC, an England and Wales registered limited company (the “Guarantor”), Vislink International Limited, an England and Wales registered limited liability company (the “U.K. Seller”), and Vislink Inc., a Delaware corporation (the “U.S. Seller,” and together with the U.K. Seller, the “Sellers”), dated December 16, 2016, as amended on January 13, 2017.Vislink specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items.

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

In 2017, we merged Vislink’s product offerings and operations with those of IMT into Vislink Technologies. We have completed the co-branding of IMT and Vislink, while still preserving the Vislink brand and its legacy brands, including Gigawave, Link, Advent and MRC, in markets where strong brand identification still exists. IMT has assumed the Vislink product warranties and support for all the Vislink and IMT product offerings. Vislink’s business in the Americas has become part of IMT, the legacy xG technology business was curtailed as part of the cost reduction initiatives.

Cost Reduction Initiatives

The Company completed a cost reduction plan announced in April 2018 that resulted in approximately $8.2 million in annual savings. Savings were realized through immediate cost reductions by eliminating certain personnel costs, associated benefits and reduction in facilities and other expenses. Specifically, the Company eliminated 65 full-time and contracted positions from the business, with salary and benefits savings totaling $7.3 million. The Company also removed $900,000 in non-labor costs from the business.

The Company has also identified an additional $1.3 million in additional savings, primary related to facilities consolidation and severance. This includes consolidating the two sites in Colchester, U.K. into one, expected to be completed by April 2019 and the expected savings are approximately $0.5 million through June 2020. Although no assurance can be provided the Company will successfully consolidate these two locations. As part of cost cutting measures, the Company will not be renewing office or warehouse space it currently leases in Sunrise, Florida with the lease expiring May 13, 2019.

Our Strategy

Our acquisitions of IMT and Vislink are now operating as brands of Vislink Technologies, Inc. After the completion of our cost reduction initiatives in 2018, the plan going forward is to diversify and grow the business in the following industries: broadcast and media, sports and entertainment and public safety, surveillance and defense. These industries allow us to offer a broad array of end-to-end, high-reliability, high-data rate, long-range wireless video transmission solutions. Our solutions are being used for applications in growing market segments, including in-game sports video mobile feeds, real-time capture and display of footage from drones and other aerial platforms, and rapid-response electronic news gathering operations.

The key sector strategies for IMT and Vislink are to expand the various markets for existing miniature wireless video products, which include the educational sector, videographers, and video service providers, provide complete end-to-end solutions for the video surveillance market, and introduce complete end-to-end IP technology into the broadcast and media market.

The acquisition of Vislink offered the Company the opportunity to realize synergies with its IMT business unit, while allowing both entities to offer an expanded suite of services and product offerings in the markets they are already active in. A key advantage is that there was limited overlap in product offerings, sales channels and market coverage between the two companies. For example, Vislink had a substantial client base in international markets where IMT has had a limited presence. In addition, IMT had a very strong product portfolio targeted to U.S. federal law enforcement and high-end sports broadcasting customers who now have access to additional solutions based on Vislink’s product configurations. Finally, Vislink has traditionally focused on licensed spectrum solutions where IMT has pioneered the use of non-licensed spectrum for many applications. Combining Vislink Technologies shared spectrum and interference mitigation intellectual property with an expanded IMT/Vislink product lineup may provide an opening into additional customer bases that currently do not have access to licensed spectrum.

Market Overview

Our IMT and Vislink services and product offerings broadly address three markets: (1) broadcasting and media: (2) sports and entertainment; and (3) law enforcement/public safety, surveillance and defense. In addition, IMT and Vislink solutions may address new potential markets for potential growth, including the transportation, oil and gas and industrial sectors.

The broadcasting and media market consists of electronic news gathering, wireless camera systems, portable microwave, and fixed point to point systems. The market looks to improve operational efficiencies in the gathering, production, and transmission of wireless content. Recent trends in the market include a movement towards IP connectivity over point to point links for infrastructure, high definition upgrades of remote news gathering vehicles, and continued pressure to reduce expenses by improving operational efficiencies. Customers within this market are major network TV stations, including over-the-air broadcasters and cable and satellite news providers, national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. IMT and Vislink focus on the specific ways these customers create and gather content wirelessly. As the wireless communications industry begins transitioning to fifth-generation (5G) networks, the increases in speed they will usher in are expected to augment the availability of on-demand live streaming, where IMT and Vislink equipment is already in use.

The sports and entertainment market consists of key segments, including sports production, sports venue entertainment systems, movie director video assist, and the non-professional user segment. Generally, this market is focused on more agile wireless video systems. Drivers in this market include small, lightweight, easy to use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market are to further reduce the size and improve agility of the wireless video systems as users are demanding higher link reliabilities at longer ranges. There is also an increased desire to provide audiences with new points of view and camera angles to enhance the viewing experience. Customers within this market are professional sports teams, movie production companies, live video production service providers, system integrators and a growing segment of drone and unmanned ground vehicle providers. Among the new subsections of the sports and entertainment market the Company has identified the burgeoning e-sports market as one where our solutions have applicability.

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

Our Products

Through our IMT and Vislink businesses, we can offer a full spectrum of wireless video products which are built around providing complete solutions. Both companies have traditionally focused on the development of core product technologies that have the potential for application in final assembled products that cross market segments. Such technology focus areas include RF and microwave component development spanning the frequency range from DC to 18GHz, waveform modulation, H.264 video encoding and decoding, 4K UHD (Ultra High Definition) camera systems, IP-based electronic newsgathering systems, and digital signal processing. Through these products, we are positioned with significant technology IP and an established reputation for rapidly and economically delivering complex, bespoke engineering products and solutions to customers that are expertly managed to tight deadlines. Production of these products can be rapidly scaled to respond to changes in market demand.

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

CRx2 Receiver

CRx6 Receiver

CIRAS-X6 Receiver

Sports and Entertainment: The MicroLite 2 is a professional-grade wireless transmitter that is available in both licensed and unlicensed frequency bands, the latter enabling non-TV broadcasters to capture broadcast quality video without the cost and limitations of gaining a frequency license. The unlicensed market is very large and just being opened to high quality technologies

MicroLite 2

Government/Surveillance: IMT has focused on miniature transmitters and handheld receivers and benefits from limited competition in this area. The IMT DragonFly is designed to capture real-time, high-quality video from UAV/UGV/Body Cams/Concealments for display on fixed or mobile receive applications. The MiniMobile Commander and Mobile Commander are handheld receiver/monitors designed for tactical situations. The IMT Transport Stream Management System (TSM-2020), part of the comprehensive Airborne Video Downlink System used by law enforcement entities, extends critical situational video to an unlimited number of observers who can view the video over any network connection, including wired Ethernet, Wi-Fi, IP satellite and IP cellular.

IMT DragonFly

MiniMobile Commander
Receiver Monitor

Mobile Commander
Receiver Monitor

Vislink Products

Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. Vislink solutions include the following product categories:

Vislink’s key product offerings include:

●	HCAM, a 4K Ultra HD-capable on-camera wireless video transmitter;

●	HDX-1100, a high-powered aircraft downlink transmitter;

●	ViewBack, a lightweight, low power, low latency, dual channel diversity receiver-decoder that enables quicker production, more efficient editing, and more effective collaboration between camera operators and studio teams;

●	SatWare, a high-performance embedded computing and routing system designed to provide enhanced capability and simplified use of broadcast equipment in the field; and

●	AirPro-75, a compact, lightweight, single-button IP satellite data terminal designed for rapid deployment.

HCAM

HDX-1100

Competition and Competitive Positioning

The primary competitors of IMT and Vislink are Domo Tactical Communications (formerly a division of Cobham), Silvus Technologies, Persistent Systems, Troll Systems and several smaller market- specific businesses.

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

With the business integrated, we believe these advantages have been further strengthened. Because there is currently minimal overlap in product offerings between IMT and Vislink, we believe we now offer an expanded range of product offerings, additional services and enhanced capabilities. We believe this expansion of product offerings will position us for continued growth in the broadcast and sports and entertainment markets, and we expect near term growth in the government/surveillance market. We also believe there are opportunities for growth in sectors that include transportation, oil and gas, and industrial. As we have realized full control of the production processes of IMT and Vislink, we expect to be able to realize improving margins, control over product quality and competitive agility.

Sales and Marketing

Our sales team currently is comprised of sales managers responsible for defined regional areas, inside sales personnel, and business development representatives focused on targeted sectors and/or regions. They are supported by solution engineers trained in technical sales with a given market focus. This sales team is focused on supporting our current customers, as well as nurturing relationships with prospective customers in key domestic and international markets. For our IMT and Vislink brands, we employ a combination of sales channels, including direct-to-end customer sales, network group sales, reseller/integrators and Original Equipment Manufacturer (“OEM”) sales channels in order to use the most efficient means of reaching customers depending on the market segment. Sales efforts are supported by marketing and public relations activities, digital and print marketing initiatives, the creation of support materials, and trade show and other event appearances.

As of December 31, 2018, our business development, sales and marketing team consisted of 44 full-time employees or contractors.

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

While we have integrated IMT and Vislink into our plan to build our products, we may continue to rely, particularly in the short term, on third party components and technology to build our products, as we procure components, subassemblies and products necessary for the manufacture of our products based upon our design, development and production needs. While components and supplies are generally available from a variety of sources, we currently depend on a single or limited number of suppliers for several components for our products. We rely on purchase orders rather than long-term contracts with our suppliers. We do not currently stockpile enough components to mitigate any potential supply disruption if we are required to re-engineer our products to use alternative components.

Intellectual Property

We have developed a broad portfolio of intellectual property that covers wired and wireless communications systems. As of December 31, 2018, in the U.S., we have 51 patents granted, 1 patent application pending, 1 provisional application pending and 1 disclosure. Internationally, we have 23 patents granted no patent applications pending, and no Patent Cooperation Treaty (PCT) applications.

Areas of our development activities that have culminated in filings and/or awarded patents include:

●	Spatial Processing (MIMO);
●	Self-Organizing Networks;
●	RF Modulation;
●	Compression (protocols, payload, signaling, etc.);
●	Modulators/Demodulators;
●	Antennas/Shielding;
●	Wired and Wireless Networks;
●	Media Access Control Protocols;
●	Interference Mitigation;
●	Cognition enabling over the air protocols (MAC layer);
●	Wireless data compression;
●	Dynamic Spectrum Access (DSA);
●	Quality of Service; and Quality of Service; and
●	Digital Broadcasting over Microwave Links.

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

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our products and other intellectual property. We typically own the copyright to our software code, as well as the brand or title name trademark under which our products are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States. Our registered trademarks in the United States include “xG” “IMT”, “Vislink”, the names of our products, among others.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which our products are sold or distributed. Also, the efforts we have taken to protect our proprietary rights may not be enough or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results.

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

Company Information

Effective February 11, 2019, xG Technology, Inc. changed its name to Vislink Technologies, Inc. Our executive offices are located at 240 S. Pineapple Avenue, Suite 701, Sarasota, FL 34236, and our telephone number is (941) 953-9035. Our website address is www.vislinktechnologies.com. Information contained in our website does not form part of the report and is intended for informational purposes only.

As of January 1, 2019, we are no longer an “emerging growth company” as the term is used in the Jumpstart Our Business Startups Act of 2012.

Employees

As of December 31, 2018, we employed a total of 167 full-time employees, contractors or consultants, which included 38 in development, 2 officers, 17 in general and administrative, 4 in business development, 66 in operations and 40 in sales and marketing. We also engage several temporary employees and consultants. None of our employees are represented by a labor union or are party to collective bargaining agreements. We believe that we have good relations with our employees.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are in Hackettstown, New Jersey which has 14,416 square feet pursuant to a lease that expires on April 29, 2020 and an executive, marketing and business development office is in Sarasota, Florida, in an office consisting of a total of 3,403 square feet pursuant to a lease that expires on October 31, 2019. The Company also has 39,327 square feet in Billerica, Massachusetts pursuant to a lease that expires on May 31, 2021; 12,435 square feet in Hemel, United Kingdom pursuant to a lease that expires October 31, 2020; 14,000 square feet in Colchester, United Kingdom pursuant to a lease that expires on March 24, 2025; 839 square feet in Dubai, U.A.E. pursuant to a lease that expires on July 2, 2019; 1,100 square feet in Singapore pursuant to a lease that expires on August 9, 2020; and 3,000 square feet in Anaheim, California pursuant to a lease that expires on July 31, 2021. The Company terminated its lease in Sunrise, Florida which consisted of 11,029 square feet. The Sunrise lease is set to expire on May 13, 2019.

We believe our current facilities are enough for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are currently listed on The NASDAQ Stock Market under the symbol “VISL”.

The following table shows the high and low market prices for our shares for each fiscal quarter for the two most recent fiscal years. Market prices for our shares have fluctuated significantly. As a result, the market prices shown in the following table may not be indicative of the market prices at which our shares of common stock will trade after this filing.

	Share Price
Quarter	High	Low
Fourth Quarter 2018	$0.69	$0.22
Third Quarter 2018	$0.74	$0.37
Second Quarter 2018	$1.27	$0.63
First Quarter 2018	$1.64	$0.66
Fourth Quarter 2017	$1.98	$1.35
Third Quarter 2017	$2.65	$1.55
Second Quarter 2017	$2.29	$1.31
First Quarter 2017	$2.92	$1.34

Holders

As of April 1, 2019, there were 19,054,959 shares of common stock outstanding and approximately 149 holders of record of our shares. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. The Company’s transfer agent and registrar is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2018 and December 31, 2017 should be read in conjunction with the accompanying consolidated financial statements and the related notes included in Item 8 in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

Effective February 11, 2019, xG Technology, Inc. changed its name to Vislink Technologies, Inc.

The overarching strategy of Vislink Technologies, Inc. (“Vislink Technologies”, the “Company”, “we”, “our”, “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. Vislink Technologies business lines include the main brands Integrated Microwave Technologies (“IMT”) and Vislink (“Vislink”). The Vislink Technologies name serves as the corporate umbrella for its current brands, as well as any new ones that might be added to its portfolio in the future. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities.

IMT

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

The sports and entertainment market consists of key segments, including sports production, sports venue entertainment systems, movie director video assist, and the non-professional user segment. Generally, this market is focused on more agile wireless video systems. Drivers in this market include small, lightweight, easy to use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market are to further reduce the size and improve agility of the wireless video systems as users are demanding higher link reliabilities at longer ranges. There is also an increased desire to provide audiences with new points of view and camera angles to enhance the viewing experience. Customers within this market are professional sports teams, movie production companies, live video production service providers, system integrators and a growing segment of drone and unmanned ground vehicle providers. Among the new subsections of the sports and entertainment market, the Company has identified the burgeoning e-sports market as one where our solutions have applicability.

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

Vislink

The Company originally announced the acquisition of Vislink on October 20, 2016 in a $16 million binding asset purchase agreement. On February 2, 2017, the Company completed the acquisition of the net assets that constituted the business of Vislink, pursuant to an asset purchase agreement by and among the Company, Vislink PLC, an England and Wales registered limited company, Vislink International Limited, an England and Wales registered limited liability company, and Vislink Inc., a Delaware corporation, dated December 16, 2016, as amended on January 13, 2017.

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

In 2017, we merged Vislink’s product offerings and operations with those of IMT into Vislink Technologies. We have completed the co-branding of IMT and Vislink, while still preserving the Vislink brand and its legacy brands, including Gigawave, Link, Advent and MRC, in markets where strong brand identification still exists. IMT has assumed the Vislink product warranties and support for all the Vislink and IMT product offerings. Vislink’s business in the Americas has become part of IMT, while its business in the rest of the world is operated by Vislink’s U.K. operation.

Results of Operations

The following table sets forth the items contained in the consolidated statements of operations of the financial statements included herewith for the fiscal years ended December 31, 2018, and 2017.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS)

	For the Years Ended
	December 31,
	2018	2017
Revenue	$38,294	$47,824
Cost of revenue and operating expenses
Cost of components and personnel	19,192	28,220
Inventory valuation adjustments	473	1,781
General and administrative expenses	21,817	27,015
Research and development	7,873	9,799
Impairment charge	413	—
Amortization and depreciation	2,953	4,398
Total cost of revenue and operating expenses	52,721	71,213
Loss from operations	(14,427)	(23,389)
Other (expenses) income
Changes in fair value of derivative liabilities	3,186	105
Gain on bargain purchase	—	10,911
(Loss) gain on debt and payable extinguishment	(1,060)	2,900
Other income (expense)	146	(251)
Interest expense	(2,718)	(629)
Total other (expenses) income	(446)	13,036
Net loss	$(14,873)	$(10,353)

Revenue

Revenues for the year ended December 31, 2018 were $38.3 million compared to $47.8 million for the year ended December 31, 2017, representing a decrease of $9.5 million or 20%. The decrease can be attributed to one-time sales being recorded in the second quarter of 2017 which included a $2.4 million government sale in South America to upgrade their systems from analog to digital. The Company experienced a decline in revenue for the North American, Europe, Asia and rest of world markets in the amount of approximately $3.8 million for the year ended December 31, 2018. Part of the decrease in sales was the result of the cost reduction programs implemented in the second through fourth quarters of 2018 which led to specific actions to also rationalize our best revenue opportunities and eliminate low value sales. Efforts were also focused on relieving supply chain shortages in order to be able to deliver backorders to customers on a timely basis.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the year ended December 31, 2018 were $19.2 million compared to $28.2 million for the year ended December 31, 2017, representing a decrease of $9.0 million or 32%. The decrease is primarily due to a decline in revenue resulting in less cost of components. However, we did have increased margins on revenue for the year ended December 31, 2018 as the inclusion of the amortization of “Inventory Step-Up” generated by the fair value assessed by third-party appraisals associated with the acquisition of IMT and Vislink was included in cost of components for the year ended December 31, 2017 and fully amortized by the end of fiscal year 2018. The assigned fair value associated with our business acquisitions have been amortized and included in cost of components and personnel in the amounts $-0- for the year ended December 31, 2018, compared to $3.5 million for the year ended December 31, 2017.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or written down to their net realizable value. Inventory valuation adjustments decreased by $1.3 million or 72%, from $1.8 million in the year ended December 31, 2017 to $0.5 million for the year ended December 31, 2018. The decrease is primarily due to a diminutive write-down of inventory to the lower of cost or net realizable value.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business daily and include salary and benefit expenses including stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel.

General and administrative expenses for the year ended December 31, 2018 were $21.8 million compared to $27.0 million for the year ended December 31, 2017, representing a decrease of $5.2 million or 19%.

The decrease of $5.2 million is primarily due the cost cutting efforts employed in fiscal year 2018 leading to decreases of $1.5 million in fees related to prior year business acquisitions; $0.9 million in consulting fees; $0.6 million in salary and benefits; $0.5 million in legal fees, $0.4 in warranty costs; $0.3 million in insurance; $0.3 million in freight and postage; and $0.2 million each in rent, commissions, and advertising. The decreases were partially offset by increases of $0.7 million in stock based compensation largely associated with the expense of stock options granted and acceleration of the vesting of options of terminated employees; and $0.2 million each in foreign exchanges losses and telephone costs.

The Company expects future general and administrative costs to decline going forward as a result of the cost cutting measures implemented throughout 2018.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities and travel.

Research and development expenses for the year ended December 31, 2018 were $7.9 million compared to $9.8 million for the year ended December 31, 2017, representing a decrease of $1.9 million or 19%.

The decrease of $1.9 million is primarily due to decreases of $2.6 million of salaries and benefits; $0.2 million of miscellaneous research costs; and $0.1 million each for legal fees, rent, telephone and travel costs. The decreases were partially offset by an increase of $1.3 million in stock based compensation largely associated with the expense of stock options granted and acceleration of the vesting of options of terminated employees.

The Company expects future research and development costs to decline going forward as a result of the cost cutting measures implemented throughout fiscal year 2018.

Impairment

Impairments related to the long-lived assets or amortized intangible assets were recorded during the year ended December 31, 2018 in the amount of $0.4 million. The Company recorded these impairment charges relating to the remaining balance of xMax software development costs in association with the discontinuance of the xMax division during fiscal year 2018. No impairment related to long-lived assets or amortized intangible assets were recorded during fiscal year 2017.

Amortization and Depreciation

Amortization and depreciation expenses for the year ended December 31, 2018 were $3.0 million compared to $4.4 million for the year ended December 31, 2017, representing a decrease of $1.4 million or 32%. The decrease of $1.4 million is primarily due to the reduction of amortizable and depreciable assets as the Company impaired a significant amount of these assets over the past two fiscal years.

Other (Expense) Income

The changes in fair value of derivative liabilities increased by $3.1 million gain, or 3100%, from a $0.1 million gain in the year ended December 31, 2017 to a $3.2 million gain in the year ended December 31, 2018. This is due to the decrease in our common stock price in fiscal year 2018 as compared to fiscal year 2017 that resulted in an unrealized gain in the fair value of the derivative liabilities.

The gain on bargain purchase of $10.9 million in 2017 was not a recurring financial statement item as the Company did not experience a business acquisition during fiscal year 2018.

The loss on debt and payables extinguishments was $1.1 million for the year ended December 31, 2018 compared to a gain on debt and payable extinguishment of $2.9 million for the year ended December 31, 2017, representing a decrease of $4.0 million or 138%. The 2018 loss on debt and payables extinguishments of $1.1 was due to the terms of the December 3, 2018 debt modification of the May 2018 financing.

Other income increased to $0.1 million for the year ended December 31, 2018 compared to other expense of $0.3 million for the year ended December 31, 2017, an increase of $0.4 million or 133%.

Interest expense for the year ended December 31, 2018 was $2.7 million compared to $0.6 million for the year ended December 31, 2017, an increase of $2.1 million or 350%. The increase is attributable to the Company recognizing interest expense for the amortization of debt discount and the recognition of the stated coupon rate of interest for new debt instruments incurred during fiscal year 2018.

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

Net Loss

For the year ended December 31, 2018, the Company had a net loss of $14.9 million, as compared to a net loss of $10.4 million for the year ended December 31, 2017, an increase of $4.6 million or 44.23%. The increase in the loss of $4.6 million is primarily attributable to the recognition of bargain purchase gain in fiscal year 2017; an increase in loss on extinguishment of debt as a result of a debt modification in fiscal year 2018; an increase in interest expense due to the Company’s issuance of new convertible promissory notes during fiscal year 2018. The increase was offset by a gain in fair value of derivatives precipitated by the reduction of the Company’s market value of common stock during fiscal year 2018; and an increase in the gain on sale of property and equipment disposed by the Company during fiscal year 2018.

Liquidity and Capital Resources

Cost Reduction Initiatives

The Company completed a cost reduction plan announced in April 2018 that resulted in approximately $8.2 million in annual savings. Savings were realized through immediate cost reductions by eliminating certain personnel costs, associated benefits and reduction in facilities and other expenses. Specifically, the Company eliminated 65 full-time and contracted positions from the business, with salary and benefits savings totaling $7.3 million. The Company also removed $900,000 in non-labor costs from the business.

The Company has also identified an additional $1.3 million in additional savings, primary related to facilities consolidation and severance. This includes consolidating the two sites in Colchester, U.K. into one, expected to be completed by April, 2019 and the expected savings are approximately $0.5 million through June 2020. Although no assurance can be provided the Company will successfully consolidate these two locations. As part of cost cutting measures, the Company will not be renewing office or warehouse space it currently leases in Sunrise, Florida with the lease expiring May 13, 2019.

Our operations primarily have been funded through cash generated by debt and equity financing. Cash consists of cash on hand and demand deposits. Our cash balances were as follows (in thousands):

	December 31,
	2018	2017
Cash	2,005	2,799

Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands).

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net cash used in operating activities	$(6,379)	$(4,485)
Net cash provided (used) in investment activities	181	(6,874)
Net cash provided by financing activities	5,435	5,041
Effect of exchange rate changes on cash	(31)	63
Net decrease in cash	$(794)	$(6,255)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 totaled $6.4 million as compared to $4.5 million for the year ended December 31, 2017, an increase of $1.9 million or 42.22%. The increase of $1.9 million is attributable to an increase in net loss of $4.5 million; a decrease of $6.4 million in accounts payable; an increase of $3.1 million in the change in fair value of derivative liabilities; a decrease of $1.8 million in due to related parties; a decrease of $1.5 million of accrued expense and interest expense; a decrease of $1.2 million of inventory; a decrease of $1.4 million of depreciation and amortization; a decrease of $1.3 million of inventory valuation adjustments; a decrease of $1.2 million of stock-based compensation payroll and consultants; a decrease of $0.7 million of prepaid expenses and other current assets; a decrease of $0.4 million of guaranteed interest and debt issuance costs; a decrease of $0.3 million of a line of credit commitment fee; a decrease of $0.2 million each for stock issuance commitments and provision for bad debts, respectively; and an increase of $0.1 million for the gain on sale of property and equipment. These changes were offset by the $10.9 million decrease of gain on bargain purchase; a $2.9 million decrease in the gain on debt and payables extinguishment; a $2.9 million increase in accounts receivable; an increase of $2.3 million of non-cash interest costs; an increase of $1.5 million in stock-based compensation option awards; an increase of $1.1 million in the loss of extinguishment of debt; a $0.6 million in deferred revenue and customer deposits; and an increase of $0.4 million of impairment charge.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2018 was $0.2 million compared $6.9 million net cash used by investing activities for the year ended December 31, 2017, an increase of $7.10 million or 102.9%. The increase of $7.1 million was attributable to the increase $0.3 million of proceeds from the sale of a property and equipment; the decrease of $0.3 million for cash disbursed the acquisition for property and equipment in fiscal 2017; and a decrease of $6.5 million in connection with the acquisition of Vislink.

Financing Activities

Our net cash provided by financing activities for the year ended December 31, 2018, was $5.4 million. The $5.4 million in 2018 primarily consisted of net proceeds of $5.6 million from the issuance of convertible promissory notes. This amount was offset by the principal payments made towards capital lease obligations and convertible promissory notes in the amounts of $0.05 million and $0.08 million, respectively.

Our net cash provided by financing activities for the year ended December 31, 2017, was $5.0 million as compared to $16.8 million for 2016. The $5.0 million in 2017 primarily consisted of net proceeds from the issuance of common stock and warrants in two underwritten public offerings in February 2017 and August 2017 in addition to the exercise of warrants totaling $7.9 million. This amount was offset by the Company's repayment of $2.0 million in principal regarding notes issued as part of the acquisition of Vislink and $0.9 million of other convertible promissory notes. Our cash used in financing activities would have been more significant if it were not for the exchange of the debt outstanding to the Sellers of Vislink for the accrued expenses we assumed.

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

As reflected in the consolidated financial statements, the Company had $2.0 million in cash on the balance sheet at December 31, 2018. The Company had working capital and an accumulated deficit of $9.4 million and $234.5 million, respectively. Additionally, the Company had a loss from operations in the amount of $14.4 million and cash used in operating activities of $6.4 million for the year ended December 31, 2018.

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

On May 29, 2018, the Company completed a private placement of $4 million in principal amount of 6% Senior Secured Convertible Debentures and warrants to purchase 3,000,000 shares of the Company’s common stock, $0.00001 par value per share, by executing certain agreements with accredited institutional investors. During the months of October 2018 and December 2018, the Company negotiated modifications of the terms of such private placement with a majority of the accredited institutional investors, whereby the Company at its option can satisfy these obligations with shares of common stock. With the proceeds of the May 2018 financing, as amended, along with the significant cost reductions, management believes substantial doubt has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

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

Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a 180-day compliance period, or until November 13, 2018, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on Nasdaq.

The Company was afforded a second 180 calendar day grace period by NASDAQ to regain compliance with the minimum bid price requirements. If the Company does not regain compliance by May 13, 2019, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

Financings

May 2018 Private Placement and Subsequent Amendments

General

On May 30, 2018, the Company completed a private placement (the “May Private Placement”) of $4 million in principal amount of 6% Senior Secured Convertible Debentures (the “Original May Debentures”) and warrants to purchase 3,000,000 shares of Common Stock (the “May Warrants”) with certain institutional investors (the “May Investors”). The Original May Debentures and May Warrants were issued pursuant to a Securities Purchase Agreement, dated May 29, 2018 (the “May Purchase Agreement”), by and among the Company and the May Investors. The May Private Placement resulted in gross proceeds of $4 million before fees and other expenses associated with the transaction. The proceeds will be used primarily for working capital and general corporate purposes.

Pursuant to the terms of a Security Agreement, dated May 29, 2018 (the “May Security Agreement”), by and among the Company, its subsidiaries, and the May Investors, the Company’s obligations under the Original May Debentures and the subsidiary companies’ obligations under the Subsidiary Guarantee, dated May 29, 2018 (the “May Subsidiary Guarantee”), executed by such subsidiaries, are secured by all of the assets of the Company and the subsidiary companies, including without limitation, all right, title and interest of the Company in and to all trademarks, patents and copyrights and applications and licenses therefore and products and proceeds thereof.

Pursuant to the Registration Rights Agreement, dated May 29, 2018 (the “May Registration Rights Agreement”), by and among the Company and the May Investors, the Company was required within thirty (30) days of the closing date to file with the SEC a registration statement on Form S-3 (or other applicable registration statement under the Securities Act) covering the resale of all shares of Common Stock issuable upon conversion of the Original May Debentures. Such registration statement was filed with the SEC on Form S-1 (File No. 333-225975).

On October 11, 2018, the Company entered into an agreement with a majority of the May Investors (the “Majority Investors”) to modify the Original May Debentures by issuing amended and restated debentures (the “First Amended May Debentures”) to the Majority Investors (the “October 2018 Amendments”). In connection with the October 2018 Amendments, the Company issued to the Majority Investors an aggregate of 302,655 shares of Common Stock as compensatory shares (the “Compensatory Shares”).

On December 3, 2018, the Company entered into an agreement with the Majority Investors to modify the First Amended May Debentures by issuing the second amended and restated debentures (the “Second Amended May Debentures”; and together with the Original May Debentures and the First Amended May Debentures, the “May Debentures”) to the Majority Investors.

The May Warrants are exercisable to purchase up to an aggregate of 3,000,000 shares of Common Stock commencing on the date of issuance at an exercise price of $1.00 per share (the “Exercise Price”). The May Warrants are exercisable immediately and will expire on the fifth (5th) anniversary of their date of issuance. The Exercise Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

A.G.P./Alliance Global Partners served as the placement agent for the Company (“AGP” or the “Placement Agent”). The Placement Agent received warrants to purchase 200,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable commencing on the date of issuance at an exercise price of $1.00 per share (the “Placement Agent Exercise Price”). The Placement Agent Warrants are exercisable immediately and will expire on the fifth (5th) anniversary of their date of issuance. The Placement Agent Exercise Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes

Description of the Second Amended May Debentures

The Second Amended May Debentures contain a five percent (5%) original issue discount to the principal amounts contained therein. Prior to the May Debentures Maturity Date (as defined below), the Second Amended May Debentures bear interest at 10% per annum, with 12 months interest guaranteed. Interest shall be paid quarterly in cash on January 1, April 1, July 1, and October 1 beginning on the first such date after the issuance of the Second Amended May Debentures, on each Conversion Date (as defined in the Second Amended May Debentures), on each redemption date (as set forth in the Second Amended May Debentures), and on the May Debentures Maturity Date (as defined below). The Second Amended May Debentures rank senior to the Company’s existing and future indebtedness and are secured to the extent and as provided in the May Security Agreement and the May Subsidiary Guarantee.

The Second Amended May Debentures are convertible at any time after their date of issuance at the option of the Majority Investors into shares of Common Stock at $0.45 per share (the “May Conversion Price”). The Second Amended May Debentures mature on September 30, 2019 (the “May Debentures Maturity Date”). Commencing on December 1, 2018, and continuing for each fiscal month thereafter through the May Debentures Maturity Date, the Company will make payments of principal and interest as Monthly Redemptions (as defined in the Second Amended May Debentures) to the Majority Investors in order to fully amortize the Second Amended May Debentures. The May Conversion Price is subject to adjustment for Events of Default (as defined in the Second Amended May Debentures) and upon stock splits, reverse stock splits, and similar capital changes.

At any time after issuance of the Second Amended May Debentures, and subject to the certain Equity Conditions (as defined in the Second Amended May Debentures) the Company may redeem any portion of the principal amount of the Second Amended May Debentures, any accrued and unpaid, and any other amounts due under the Second Amended May Debentures. If the Company exercises its right to prepay the Second Amended May Debentures, the Company will pay to the Majority Investors an amount in cash equal to the sum of the then outstanding principal amount of the Second Amended May Debentures and guaranteed interest as follows: (i) from the initial issuance date of the Second Amended May Debentures to the day prior to the 181-day anniversary of the issuance of the Second Amended May Debentures, a 110% premium; and (ii) from the 181-day anniversary of the issuance of the Second Amended May Debentures to the May Debentures Maturity Date, a 115% premium. The Majority Investors may continue to convert the Second Amended May Debentures until the Optional Redemption Payment (as defined in the Second Amended May Debentures) is paid.

At any time after issuance of the Second Amended May Debentures, in the event that the Company consummates a Subsequent Financing (as defined in the Second Amended May Debentures), the Company must make a mandatory redemption in full of the Second Amended May Debentures, in cash, to the Majority Investors at the same premiums described with respect to the Optional Redemption (as defined in the Second Amended May Debentures).

Until the 60-day anniversary of the issuance of the Second Amended May Debentures, the Company may not consummate a Subsequent Financing (as defined in the Second Amended May Debentures). So long as the Second Amended May Debentures are outstanding, the Company is prohibited from entering into any Variable Rate Transactions (as defined in the Second Amended May Debentures).

The conversion of the Second Amended May Debentures are subject to beneficial ownership limitations such that a Majority Investor may not convert a Second Amended May Debenture to the extent that such conversion would result in the Majority Investor being the beneficial owner in excess of 4.99% (or, upon election of such Majority Investor, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company. Additionally, the Company may not issue shares of Common Stock underlying the Second Amended May Debentures equal to more than 19.99% of the issued and outstanding shares of Common Stock as of May 29, 2018, without stockholder approval.

The principal differences between the Original May Debentures that are still held by the May Investors who are not the Majority Investors, and the Second Amended Debentures held by the Majority Investors are as follows:

1.	The conversion price of the Original May Debentures is $1.00 per share;
2.	The foregoing conversion price is not modified upon an Event of Default (as defined in the Original May Debentures), except for the passing of the Maturity Date (as defined in the Original May Debentures);
3.	There is no floor price of $0.20 contained in the Original May Debentures;
4.	Certain negative covenants were added to the Second Amended Debentures;
5.	There is no retroactive original issue discount contained in the Original May Debentures;
6.	Interest is six percent (6%) under the Original May Debentures and is not guaranteed;
7.	The Monthly Redemptions (as defined in the Original May Debentures) may only be paid in cash;
8.	The commencement of the Monthly Redemptions (as defined in the Original May Debentures) is September 29, 2018;
9.	Certain sections related to the other forms of redemptions were modified in the Second Amended May Debentures; and
10.	Certain sections related to the equity conditions and events of default were modified in the Second Amended May Debentures.

December 2018 Private Placement

On December 3, 2018, the Company complete a private placement (the “December Private Placement”) of up to $3.5 million in principal amount of 10% Senior Secured Convertible Debentures (the “December Debentures”). The December Debentures were issued pursuant to a Securities December Purchase Agreement, dated December 3, 2018 (the “December Purchase Agreement”), by and among the Company and the Majority Investors. The initial closing of the December Private Placement resulted in gross proceeds of $2 million before fees and other expenses associated with the transaction. The proceeds will be used primarily for working capital and general corporate purposes.

The December Debentures contain a five percent (5%) original issue discount to the principal amounts contained therein. Prior to the December Debentures Maturity Date (as defined below), the December Debentures bear interest at 10% per annum, with 12 months interest guaranteed. Interest shall be paid quarterly in cash on January 1, April 1, July 1, and October 1 beginning on the first such date after the issuance of the December Debentures, on each Conversion Date (as defined in the December Debentures), on each redemption date (as set forth in the December Debentures), and on the December Debentures Maturity Date (as defined below). The December Debentures rank senior to the Company’s existing and future indebtedness (except with respect to the Second Amended May Debentures) and are secured to the extent and as provided in that certain Security Agreement, dated December 3, 2018 (the “December Security Agreement”), by and among the Company, its subsidiaries, and the Majority Investors, and that certain Subsidiary Guarantee, dated December 3, 2018 (the “December Subsidiary Guarantee”), executed by each of the Company’s subsidiaries.

The December Debentures are convertible at any time after their date of issuance at the option of the Majority Investors into shares of Common Stock at $0.45 per share (the “December Conversion Price”). The December Debentures mature on September 30, 2019 (the “December Debentures Maturity Date”). Commencing on February 1, 2019 and continuing for each fiscal month thereafter through the December Debentures Maturity Date, the Company will make payments of principal and interest as Monthly Redemptions (as defined in the December Debentures) to the Majority Investors in order to fully amortize the December Debentures. The December Conversion Price is subject to adjustment for Events of Default (as defined in the December Debentures) and upon stock splits, reverse stock splits, and similar capital changes.

At any time after issuance of the December Debentures, and subject to the certain Equity Conditions (as defined in the December Debentures) the Company may redeem any portion of the principal amount of the December Debentures, any accrued and unpaid, and any other amounts due under the December Debentures. If the Company exercises its right to prepay the December Debentures, the Company will pay to the Majority Investors an amount in cash equal to the sum of the then outstanding principal amount of the December Debentures and guaranteed interest as follows: (i) from the initial issuance date of the Debentures to the day prior to the 181-day anniversary of the issuance of the December Debentures, a 110% premium; and (ii) from the 181-day anniversary of the issuance of the December Debentures to the December Debentures Maturity Date, a 115% premium. The Majority Investors may continue to convert the December Debentures until the Optional Redemption Payment (as defined in the December Debentures) is paid.

At any time after issuance of the December Debentures, in the event that the Company consummates a Subsequent Financing (as defined in the December Debentures), the Company must make a mandatory redemption in full of the December Debentures, in cash, to the Majority Investors at the same premiums described with respect to the Optional Redemption (as defined in the December Debentures).

Until the 90-day anniversary of the issuance of the December Debentures, the Company may not consummate a Subsequent Financing (as defined in the December Debentures). So long as the December Debentures are outstanding, the Company is prohibited from entering into any Variable Rate Transactions (as defined in the December Debentures).

The conversion of the December Debentures are subject to beneficial ownership limitations such that a Majority Investor may not convert a December Debenture to the extent that such conversion would result in the Majority Investor being the beneficial owner in excess of 4.99% (or, upon election of such Majority Investor, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company. Additionally, the Company may not issue (i) shares of Common Stock underlying the (a) Original May Debentures (as applicable), (b) the May Warrants, (c) the Placement Agent Warrants, (d) the Second Amended May Debentures, (e) the December Debentures, and (ii) the Compensatory Shares, in the aggregate, equal to more than 19.99% of the issued and outstanding shares of Common Stock as of May 29, 2018, without stockholder approval.

Pursuant to the terms of the December Security Agreement, the Company’s obligations under the December Debentures and the subsidiary companies’ obligations under the December Subsidiary Guarantee, are secured by all of the assets of the Company and the subsidiary companies, including without limitation all right, title and interest of the Company in and to all trademarks, patents and copyrights and applications and licenses therefore and products and proceeds thereof.

Pursuant to the Registration Rights Agreement, dated December 3, 2018 (the “December Registration Rights Agreement”), by and among the Company and the Majority Investors, the Company was required within ten (10) days of the initial closing date to file with the SEC a registration statement on Form S-3 (or other applicable registration statement under the Securities Act) covering the resale of all shares of Common Stock issuable upon conversion of the December Debentures. Such registration statement was filed with the SEC on Form S-3 (File No. 333- 228793).

In connection with the foregoing, the Company obtained from the Majority Investors, Voting Agreements, dated December 3, 2018 (each, a “December Voting Agreement”), whereby the Majority Investors agree to vote all shares of Common Stock over which they have voting control in favor of any resolution presented to the stockholders of the Company to approve the issuance, in the aggregate, of more than 19.99% of the number of shares of Common Stock outstanding on May 29, 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, and 2017, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements – Adopted and Not Yet Adopted

In April 2012, the Jumpstart Our Business Startups Act, or JOBS Act was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In addition, pursuant to guidance issued by the SEC on December 1, 2017 in Section 10230.1(f) of the Division of Corporation Finance Financial Reporting Manual regarding the adoption of new accounting standards for emerging growth companies, “if an EGC loses its status after it would have had to adopt a standard absent the extended transition, the issuer should adopt the standard in its next filing after losing status.” We have irrevocably elected to use this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies and emerging growth companies. Effective January 1, 2019 the Company’s EGC status expired.

Adopted on January 1, 2019

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has been able to defer adoption to January 1, 2019, under the emerging growth company (“EGC”) status that expired on December 31, 2018. Upon the loss of EGC status, an issuer is required to adopt the standard in its next filing. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods thereafter, specifically the first quarter of 2019.

On January 1, 2019, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets. The Company will adopt ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. Under the modified retrospective transition method, an entity compares the revenue recognized from contract inception up to the date of initial application to the amount that would have been recognized if it had applied ASC 606 since contract inception. The difference between those two amounts would be accounted for as a cumulative effect adjustment and recognized on the date of initial application. The Company has completed its assessment of the new standard, including a review of the Company’s revenue streams to identify potential differences in accounting because of the new standard. This evaluation has influenced the Company to conclude that the adoption of the new guidance will not have a material impact and will not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment will is expected. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. As a lessor and lessee, we do not anticipate the classification of our leases to change, but we expect to recognize right-of-use assets and lease liabilities for substantially virtually all our operating lease commitments leases for which we are the lessee as a lease liability and corresponding right-of-use asset on consolidated balance sheet. The accounting for lessors remains largely unchanged from existing guidance.

The new standard is effective for us on January 1, 2019. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of- hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases.

On adoption, the Company expects recognition of additional assets and corresponding liabilities pertaining to its operating leases on its consolidated balance sheets. The Company does not expect the adoption of the new standard to have a significant impact on its consolidated statements of operations and cash flows.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all our leases of real estate.

New Standards Not Yet Adopted

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic) 808: Clarifying the Interaction between Topic 808 and Topic 606. The amendments in the update affect all entities that have collaborative arrangements. The amendments to this update make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements as follows:

Clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements.

Add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606.

Require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.

The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. An entity may not adopt the amendments earlier than its adoption date of Topic 606. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. An entity may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. We are currently evaluating this guidance to determine the impact to our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments to this update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10. For entities other than private companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within the fiscal years beginning after December 15, 2021. All entities are required to apply the amendments in this update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earlies period presented. Early adoption is permitted. The adoption of ASC 2017-17 is not expected to have a material impact on our results of operations, financial position or liquidity of our related financial statement disclosures.

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

Principles of Consolidation

The consolidated financial statements which have been prepared in accordance with U.S. GAAP include the accounts of Vislink Technologies and its wholly-owned subsidiaries, IMT and Vislink, since the date the acquisitions of IMT and Vislink were completed. All intercompany transactions and balances have been eliminated in the consolidation.

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

Intangible Assets

Software:

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use or sale to others when both the preliminary project stage is completed, and it is probable that the software will be used as intended with a product. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the product. Capitalized software costs are included in intangible assets on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximates 5 years. Software amortization totaled $268,000 and $923,000 for the years ended December 31, 2018 and 2017, respectively. As a result of the closing of the XG division, the Company recording an impairment charge in the amount of $168,000 and $-0- for the years ended December 31, 2018 and 2017, respectively.

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled $664,000 for the years ended December 31, 2018 and 2017, respectively.

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

The Company includes these costs in intangible assets on the balance sheet and are amortized over their useful lives of 3 to 15 years. Amortization amounted to $1,103,000 and $1,011,000 for the years ended December 31, 2018 and 2017, respectively. Other intangible assets capitalized were $-0- and $3,620,000 for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Revenues from management and consulting, time-and-materials service contracts, maintenance agreements and other services are recognized as the services are provided or at the time the goods are shipped, and title as passed.

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with ASC 718 “Compensation – Stock Compensation”, which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the date of issuance.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition is less than it’s carrying amount. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value. For the years ended December 31, 2018 and 2017, the Company recorded total impairment charges of $0.4 million and $-0-, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedure

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

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

As of December 31, 2018, management has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	With the acquisitions of IMT and Vislink, there are risks related to the timing and accuracy of the integration of information from various accounting and ERP systems. The Company has experienced delays in receiving information in a timely manner from its subsidiaries.

3.	Due to the demands of integrating the accounting and finance functions, along with turnover in the accounting department, the impact of new accounting standards were not completed on a timely basis.

In 2017, the Company acquired additional accounting personnel in connection with the Vislink acquisition and additional accounting personnel who can assist in supporting the Company’s accounting department. The Company expects improvements to be made on the integration of information issues in 2019 as we plan to move towards one accounting and ERP system. The Company is continuing to further remediate the material weakness identified above as its resources permit.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this Report.

Changes in Internal Control over Financial Reporting

There were no material changes, other than those described above, in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Effective February 11, 2019, the Company changed its name to Vislink Technologies, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their ages and positions are as follows:

Name	Age	Position	Date First Elected or Appointed

Roger G. Branton	51	Chief Executive Officer, Chief Financial Officer, and Director	July 19, 2018

Susan Swenson	70	Executive Chairman of the Board	October 31, 2018

Richard L. Mooers	55	Director	February 4, 2004

George F. Schmitt	75	Director	February 4, 2011

Raymond M. Sidney	49	Director	July 18, 2013

General James T. Conway	71	Director	January 6, 2015

John C. Coleman	65	Director	January 19, 2011

Belinda Marino	59	Secretary	August 20, 2013

John B. Payne IV	49	President and Chief Operating Officer	January 29,2016

Roger G. Branton, Chief Executive Officer, Chief Financial Officer, and Director

Mr. Branton, together with Richard Mooers, co-founded the Company in August 2002, and he has served as Chief Executive Officer since July 19, 2018 and Chief Financial Officer of the Company since August 26, 2002. Mr. Branton also serves in similar capacities at MBTH, a company he co-founded with Richard Mooers and George F. Schmitt in 2010. Mr. Branton graduated from West Chester University in Pennsylvania with a Bachelor of Science degree in accounting in 1989. He trained as a certified public accountant until 1992 and then worked at an investment/merchant bank which specialized in the technology, agriculture, and environmental industries, where his duties included acting as interim chief financial officer for several companies within its investment portfolio. In 1997, Mr. Branton co-founded Mooers Branton & Company, an international merchant bank which provides early-stage financing to emerging businesses.

Mr. Branton was selected to serve on our Board based on his broad experience with the Company and in the wireless industry, he is the Company’s Chief Executive Officer and Chief Financial Officer, and he is a co-founder of the Company.

Susan Swenson, Executive Chairman of the Board

Ms. Swenson’s appointment to Executive Chairman of the Board became effective on October 31, 2018. Ms. Swenson has several decades of operating experience in wireless telecom, video technologies and digital media, as well as telematics and small business software. Ms. Swenson currently serves on the board of Harmonic, Inc. and chairs the Governance and Nominating Committee. Harmonic, Inc. is the worldwide leader in video delivery technology and services enabling media companies and service providers to deliver ultra-high-quality broadcast and OTT video services to consumers globally.

From August 2012 to August 2018 Ms. Swenson served on the board of the First Responder Network Authority and chaired the board from 2014 to 2018. This independent authority within NTIA/Department of Commerce established a single nationwide public safety broadband network enabling first responders to have voice and data communications across all 56 states, territories and commonwealths.

From October 2015 to June 2017, Ms. Swenson served as Chair and Chief Executive Officer of Inseego Corp. (previously Novatel Wireless, Inc), a wireless internet solutions and telematics provider, and served as the board chair from April 2014 to June 2017 after joining the board in 2012. From March 2008 to April 2011, Ms. Swenson served as President and Chief Executive Officer of Sage Software-North America, a division of The Sage Group PLC, a global supplier of business management software and services.

From August 2007 to March 2008, she was Chief Operating Officer at Atrinsic, Inc. a digital content company. Prior to joining Atrinsic, Inc., she served as Chief Operating Officer of Amp’d Mobile, Inc, a mobile virtual network start-up, from 2006 to 2007. Ms. Swenson was the President and Chief Operating Officer of T-Mobile USA from 2004 to 2005 and of Leap Wireless International, Inc. from 1999 to 2004. She served as the President and Chief Executive Officer of Cellular One from 1994 to 1999. From 1979 to 1994 she served in various management capacities at Pacific Bell, ultimately serving as President and Chief Operating Officer of PacTel Cellular and Vice President, Pacific Bell - Northern California Business Unit. Ms. Swenson holds a B.A. in French from San Diego State University.

Mr. Swenson was selected to serve on our Board based on her extensive experience with technology and networking companies and broad experience in the telecommunications industry.

Richard L. Mooers, Director

Richard Mooers has been involved in telecommunications activities for over 20 years and has significant expertise in accounting, risk management, and controls. For the past 11 years, he has served in a variety of positions with our company since its founding in August 2002. Mr. Mooers served as our Executive Chairman of the Board from inception until July 19, 2013 and continues to serve as a director of the Company, a position he has held from inception. He also serves as a Director of MBTH, a company he co-founded with Roger G. Branton and George F. Schmitt in 2010. Mr. Mooers graduated summa cum laude from the University of Maine, with a Bachelor of Science degree in business administration in 1985. He remains one of the major investors in the Company.

Mr. Mooers was selected to serve on our Board based on his extensive experience with technology and telecommunications companies, including as a founder, executive and investor.

George F. Schmitt, Director

Mr. Schmitt has over 40 years of broad telecom experience in wireless and wireline companies and has built wireless networks in a dozen countries. He is a major investor in the Company through his personal holdings and through his holdings in MBTH. Mr. Schmitt has served as a director of the Company since February 4, 2011. From July 19, 2013 to April 23, 2018, Mr. Schmitt served as Executive Chairman of the Board of the Company. He also served as Chief Executive Officer of the Company from February 12, 2015 to April 23, 2018. In addition, Mr. Schmitt previously served as the Chief Executive Officer of MBTH from December 2010 through December 2013. Mr. Schmitt currently sits on the board of directors of SecureAlert, Culient, and the California Thoroughbred Breeders Association. Mr. Schmitt previously served as a director of TeleAtlas, Objective Systems Integrators, Omnipoint and LHS Group. Mr. Schmitt is a principal of Sierra Sunset II, LLC and served as a former Trustee of St. Mary’s College. In addition, Mr. Schmitt has served as a director of many privately held companies including Voice Objects, Knowledge Adventure, Jungo and Cybergate, among others. Mr. Schmitt has also served as Financial Vice President of Pacific Telesis and chaired the Audit Committees of Objective Systems Integrations and TeleATLAS. Mr. Schmitt received an M.S. in Management from Stanford University, where he was a Sloan Fellow, and a B.A. in Political Science from Saint Mary’s College.

Mr. Schmitt was selected to serve on our Board based on his extensive experience with technology and networking companies and broad experience in the telecommunications industry and his status as a significant investor in the Company.

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

Dr. Sidney was selected to serve on our Board based on his extensive experience with technology companies and broad experience in the venture capital industry.

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

John C. Coleman, Director

Mr. Coleman brings to us 35 years of combined experience in expeditionary operations from both government service and the private sector. Since February 2015, Mr. Coleman has served as the President of our Federal and Expeditionary Business Division. From June 2010 to February 2015, he served as the Chief Executive Officer and Chief Operating Officer of the Company. From January 2009 to June 2012, he was the Chief Executive Officer of Joint Command and Control Consulting (JC3), a consulting services firm he founded that is focused on the development, integration, and delivery of mature and emerging technologies in support of expeditionary operations, particularly as related to command, control, and communications. In conjunction with its strategic partners, JC3 provides C4ISR-related systems, service, training, and support to expeditionary responders, both civil and military. He also served as a Vice-President of Hunter Defense Technology, a position he held from July 2006 to December 2008. In the 30 years preceding private sector employment, Mr. Coleman served the United States as a U.S. Marine Officer. Defining the character of his service upon retirement, Mr. Coleman was awarded the nation’s Distinguished Service Medal, an honor very rarely and only under exceptional circumstance bestowed to Marines below the rank of General Officer. He retired from the U.S. Marine Corp as a Colonel. He possesses top secret clearance which gives him access to several of our major markets.

Mr. Coleman was selected to serve on our Board based on his significant experience with the military and military operations.

Belinda Marino, Secretary

Mrs. Marino has served as Secretary since August 2013. Mrs. Marino is also an employee of the Company serving as the Director of Human Resources since 2006. In addition to the above, Mrs. Marino has ongoing responsibilities for functions that include corporate banking activities and corporate governance. Mrs. Marino earned a PHR (Professional in Human Resources) Certificate from the HR Certification Institute in 2009.

John B. Payne IV, President and Chief Operating Officer

Mr. Payne previously served as President of the IMT Division since January 29, 2016. Mr. Payne was previously the Chief Technology Officer of IMT from February 2012 to January 2016, VP of Engineering of IMT from February 2012 to January 2015, and Chief Operating Officer of IMT from January 2015 through January 2016. From August 2010 through March 2012, Mr. Payne was the Vice President of Technology for IMT, a Vitec Group company. From 1996 through August 2010, Mr. Payne worked for Nucomm, Inc. in various positions, including as Vice President of Engineering. Mr. Payne holds several patents in the area of wireless communications and is considered an industry expert in the wireless video communication industry related to broadcast television and military and civil manned and unmanned systems. Mr. Payne has a Master of Science in communication systems from the University of Southern California and a Bachelor of Science in engineering from the Rochester Institute of Technology.

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

Our Board currently consists of seven (7) members: Roger G. Branton; Susan Swenson; Richard L. Mooers; George F. Schmitt; John C. Coleman; Raymond M. Sidney; and General James T. Conway. All of our directors will serve until our next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Board Committees

Our Board has an Audit Committee, a Compensation Committee and a Governance and Nomination Committee. Each committee has a charter, which is attached as an appendix to this Proxy Statement. Each of the board committees has the composition and responsibilities described below. The members of these committees are:

Audit Committee	Compensation Committee	Governance and Nomination Committee

Susan Swenson*	General James T. Conway*	Susan Swenson*

General James T. Conway	Raymond Sidney	Raymond Sidney

Raymond Sidney	Susan Swenson	General James T. Conway

*Denotes Chairman of Committee.

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The members of our Audit Committee are Susan Swenson, General James T. Conway, and Raymond Sidney. Susan Swenson, General James T. Conway and Raymond Sidney are “independent directors” within the meaning of Rule 10A-3 under the Exchange Act and Nasdaq Rule 5605(a)(2).

The Audit Committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of the Audit Committee include:

●Selecting and recommending to our Board the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

●Approving the fees to be paid to the independent registered public accounting firm;

●Helping to ensure the independence of our independent registered public accounting firm;

●Overseeing the integrity of our financial statements;

●Preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

●Reviewing major changes to our auditing and accounting principles and practices as suggested by our Company’s independent registered public accounting firm, internal auditors (if any) or management;

●Reviewing and approving all related party transactions; and

●Overseeing our compliance with legal and regulatory requirements.

Compensation Committee

The members of our Compensation Committee are General James T. Conway, Raymond Sidney, and Susan Swenson. Each member of the Compensation Committee is “independent” within the meaning of Nasdaq Rule 5605(a)(2). In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. General James T. Conway serves as Chairman of our Compensation Committee.

The Compensation Committee’s compensation-related responsibilities include:

●Assisting our Board in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans;

●Reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

●Reviewing, approving and recommending to our Board on an annual basis the evaluation process and compensation structure for our other executive officers;

●Providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

●Reviewing our incentive compensation and other stock-based plans and recommending changes in such plans to our Board as needed, and exercising all the authority of our Board with respect to the administration of such plans;

●Reviewing and recommending to our Board the compensation of independent directors, including incentive and equity-based compensation; and

●Selecting, retaining and terminating such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

Governance and Nomination Committee

The members of our Governance and Nomination Committee are Susan Swenson, Raymond Sidney, and General James T. Conway. Each member of the Governance and Nomination Committee is “independent” within the meaning of Nasdaq Rule 5605(a)(2). The purpose of the Governance and Nomination Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Kenneth Hoffman serves as chairman of our Governance and Nomination Committee.

The Governance and Nomination Committee’s responsibilities include:

●Selecting director nominees. The Governance and Nomination Committee recommends to the Board nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board. The Governance and Nomination Committee will consider candidates proposed by stockholders and will apply the same criteria and follow substantially the same process in considering such candidates as it does when considering other candidates. The Governance and Nomination Committee may adopt, in its discretion, separate procedures regarding director candidates proposed by our stockholders. Director recommendations by stockholders must be in writing, include a resume of the candidate’s business and personal background and include a signed consent that the candidate would be willing to be considered as a nominee to the Board and, if elected, would serve. Such recommendation must be sent to the Company’s Secretary at the Company’s executive offices. When it seeks nominees for directors, our Governance and Nomination Committee takes into account a variety of factors including (a) ensuring that the Board, as a whole, is diverse and consists of individuals with varied and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert”, as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially. The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to the ability of the Board to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the Governance and Nomination Committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the committee’s criteria for membership on the Board whom the committee believes continue to make important contributions to the Board and who consent to continue their service on the Board. The Board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes and experiences, taken as a whole, will contribute to the high standards of board service. The Governance and Nomination Committee may adopt, and periodically review and revise as it deems appropriate, procedures regarding director candidates proposed by stockholders;

●Reviewing requisite skills and criteria for new Board members and Board composition. The Governance and Nomination Committee reviews with the entire Board, on an annual basis, the requisite skills and criteria for Board candidates and the composition of the Board as a whole;

●Hiring of search firms to identify director nominees. The Governance and Nomination Committee has the authority to retain search firms to assist in identifying Board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;

●Selection of committee members. The Governance and Nomination Committee recommends to the Board on an annual basis the directors to be appointed to each committee of the Board;

●Evaluation of the Board. The Governance and Nomination Committee will oversee an annual self-evaluation of the Board and its committees to determine whether it and its committees are functioning effectively;

●Development of corporate governance guidelines. The Governance and Nomination Committee will develop and recommend to the Board a set of corporate governance guidelines applicable to the Company.

The Governance and Nomination Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Governance and Nomination Committee is authorized to retain independent legal and other advisors and conduct or authorize investigations into any matter within the scope of its duties.

Director Nominating Procedures

Since May 22, 2017, there have been no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

●Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●Had any petition under federal or state bankruptcy laws filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for, the business or property of the person, or any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

●Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Leadership Structure of the Board

The Board does not currently have a policy on whether the same person should serve as both the Chief Executive Officer and Executive Chairman of the Board or, if the roles are separate, whether the Executive Chairman of the Board should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time.

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

Code of Ethics

The Board has adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable rules of the Nasdaq Stock Market. We require all employees, directors and officers, including our principal executive officer and principal financial officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to accurate reporting. The Code of Conduct is available on our website at www.vislinktechnologies.com. Information contained in our website does not form part of this Proxy Statement and is intended for informational purposes only. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. Information contained on our website is not a part of, and is not incorporated into, this Proxy Statement, and the inclusion of our website address in this Proxy Statement is an inactive textual reference only.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal year 2018. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2018, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than ten percent (10%) stockholders other than as listed in the table below:

Name	Number of Late Reports	Description
John C. Coleman	3	3 transactions were not reported on a timely basis upon the acquisition of Common Stock.
Raymond M. Sidney	1	1 transaction was not reported on a timely basis upon the acquisition of Common Stock.
Gary Cuccio	3	3 transactions were not reported on a timely basis upon the acquisition of Common Stock.
Richard Mooers	6	6 transactions were not reported on a timely basis upon the acquisition of Common Stock.
George F. Schmitt	2	2 transactions were not reported on a timely basis upon the acquisition of Common Stock.
Kenneth Hoffman	1	1 transaction was not reported on a timely basis upon the acquisition of Common Stock.
Roger G. Branton	1	1 transaction was not reported on a timely basis upon the acquisition of Common Stock.
John B. Payne IV	2	John B. Payne IV’s Form 3 was not filed on a timely basis; 1 transaction was not reported on a timely basis upon the acquisition of Common Stock.
James M. Walton	2	James M. Walton’s Form 3 was not filed on a timely basis; 1 transaction was not reported on a timely basis upon the acquisition of Common Stock.
Belinda Allen Marino	3	3 transactions were not reported on a timely basis upon the acquisition of Common Stock.
James T. Conway	1	1 transaction was not reported on a timely basis upon the acquisition of Common Stock.

Item 11. Executive Compensation

Summary Compensation Table for Fiscal Years 2018 and 2017

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer (“PEO”) or acted in a similar capacity and the Company’s two other most highly compensated executive officers during the last completed fiscal year, as required by Item 402(m)(2) of Regulation S-K of the Securities Act. We refer to all of these individuals collectively as our “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Roger G. Branton, Chief Executive Officer and Chief Financial Officer	2018	293,800	0	104,000	73,873	—	—	19,615	491,288
	2017	240,000	0	0	63,268	—	—	17,665	320,933
John B. Payne IV, Chief Operating Officer	2018	286,917	0	78,000	73,873	—	—	28,428	467,218
	2017	254,108	0	0	63,268	—	—	28,428	345,804
George F. Schmitt, Chief Executive Officer (former)	2018	87,500	0	104,000	73,873	—	—	0	265,373
	2017	300,000	0	0	63,268	—	—	0	363,268

(1)	Amounts relate to grants of stock options made under the 2013 Long-Term Stock Incentive Plan and the 2015 and 2016 Incentive Compensation Plans. With respect to each stock option grant, the amounts disclosed generally reflect the grant date fair value computed in accordance with FASB ASC Topic 718 “Stock Compensation”.

(2)	Includes employer-paid insurance.

Outstanding Equity Awards as of December 31, 2018

The following table presents information regarding the outstanding options held by our Named Executive Officers as of December 31, 2018:

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Roger G. Branton	50,000	100,000	1.55	3/24/2027
John Payne	50,000	100,000	1.55	3/24/2027

(1)	50,000 of these options vested on March 24, 2018, 50,000 of these options vest on March 24, 2019 and 50,000 of these options vest on March 24, 2020.

Director Compensation for Fiscal Year 2018

The Company compensates our non-employee directors on a negotiated basis including expenses for their service. In the fiscal year ended December 31, 2018, each of these directors received compensation in the amount of  $25,000 or $30,000, annually, based on committee responsibilities, payable quarterly in cash or the same value in shares of Common Stock of the Company, based on the director’s determination. Each award has a vesting schedule of one-third vesting each year on the anniversary date over three (3) years. The table below summarizes the compensation earned by our non-employee directors for the fiscal year ended December 31, 2018.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Gary Cuccio	4,542	12,904	36,936	0	0	0	54,382
Richard Mooers	6,250	15,625	36,936	0	0	0	58,811
Kenneth Hoffman	7,500	16,250	36,936	0	0	0	60,686
Raymond Sidney	6,566	16,200	36,936	0	0	0	59,702
General James T. Conway	7,500	18,750	36,936	0	0	0	63,186
George F. Schmitt	2,465	8,715	73,873	0	0	0	85,053
John C. Coleman	270	9,514	73,873	0	0	0	83,657
Susan Swenson	0	8,790	0	0	0	0	8,790

(1)	Amounts relate to grants of stock options made under the 2015 and 2016 Incentive Compensation Plans. With respect to each stock option grant, the amounts disclosed generally reflect the grant date fair value computed in accordance with FASB ASC Topic 718 “Stock Compensation.”

(2)	Except for George F. Schmitt and John C. Coleman, each director had 50,000 outstanding option awards as of December 31, 2018. George F. Schmitt and John C. Coleman each had 100,000 outstanding option awards as of December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 1, 2019, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the U.S. Securities and Exchange Commission (the “SEC’) and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within sixty (60) days of April 1, 2019. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to stock options currently exercisable or exercisable within sixty (60) days of April 1, 2019, are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Vislink Technologies, Inc., 240 S. Pineapple Avenue, Suite 701, Sarasota, Florida 34236.

Name and Address of Beneficial Owner:	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock(1)
5% Stockholders:
None
Named Executive Officers and Directors:
George F. Schmitt(2)	814,181	4.26%
Roger G. Branton(3)	185,492	*
John C. Coleman(4)	284,783	1.49%
John B. Payne IV(5)	125,000	*
Belinda Marino(6)	25,007	*
Richard L. Mooers(7)	381,719	2.00%
Raymond M. Sidney(8)	77,073	*
General James T. Conway(9)	76,726	*
Susan Swenson(10)	24,004	*
All Executive Officers and Directors as a Group (9 Persons):	1,993,985	10.30%

* Less than 1%

(1) Based on 19,054,595 shares of Common Stock issued and outstanding as of April 1, 2019. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within sixty (60) days of April 1, 2019, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) Includes 598,944 shares of Common Stock and 50,520 shares of Common Stock underlying options and warrants that are presently exercisable and held directly by Mr. Schmitt, and 162,949 shares of Common Stock and 1,768 shares of Common Stock underlying options and warrants that are presently exercisable and beneficially owned through MB Technology Holdings, LLC (“MBTH”). Mr. Schmitt has a direct 76.24% ownership interest in MBTH.

(3) Includes 135,369 shares of Common Stock and 50,123 shares of Common Stock underlying options and warrants that are presently exercisable, beneficially owned through Branton Partners, LLC, of which various family entities, including Mr. Branton’s spouse, children and trusts for the benefit of Mr. Branton’s children, beneficially own 100%, 12 shares of Common Stock beneficially owned through Mooers Branton and Company (“MBC”), of which Mr. Branton is a 20% owner. Mr. Branton beneficially holds 20% of the issued share capital of MB Merchant Group, LLC (“MBMG”). MBMG abandoned its shares in MBTH on December 31, 2018, and therefore holds no equity ownership interest.

(4) Includes 173,783 shares of Common Stock and 50,000 shares of Common Stock underlying options and warrants that are presently exercisable. Includes 10 shares of Common Stock owned by Mr. Coleman’s wife. Mr. Coleman will not stand for re-election as a director.

(5) Includes 75,000 shares of Common Stock and 50,000 shares of Common Stock underlying options and warrants that are presently exercisable.

(6) Includes 7 shares of Common Stock and 25,000 shares of Common Stock underlying options and warrants that are presently exercisable.

(7) Includes 346,605 shares of Common Stock and 25,066 shares of Common Stock underlying options and warrants that are presently exercisable. Mr. Mooers’ family entities and trusts for the benefit of his and his wife’s children hold 80% of the share capital of MBMG and MBC. MBMG abandoned its shares in MBTH on December 31, 2018, and therefore holds no equity ownership interest. MBC directly owns 12 shares of Common Stock.

(8) Includes 42,025 shares of Common Stock and 25,000 shares of Common Stock underlying options and warrants that are presently exercisable.

(9) Includes 39,668 shares of Common Stock and 50,000 shares of Common Stock underlying options and warrants that are presently exercisable.

(10) Includes 11,946 shares of Common Stock.

Equity Compensation Plan Information as of December 31, 2018

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	820,000	$1.55	2,693,547
Equity compensation plans approved by security holders(2)	755,500	$1.55	57,797
Equity compensation plans approved by security holders(3)	—	—	5,571,197
Equity compensation plans approved by security holders(4)	1,496,667	$1.55	8,507,429
Equity compensation plans approved by security holders(5)	2,785,001	$1.55	4,214,999
	5,857,168	$1.55	21,044,969

(1)	Represents the shares authorized for issuance under the 2013 Long-Term Stock Incentive Plan, which was approved by the Company’s stockholders. The maximum aggregate number of shares of Common Stock that may be issued under the 2013 Option Plan, including stock options, stock awards, and stock appreciation rights is limited to 15% of the shares of Common Stock outstanding on the first trading day of any fiscal year, or 2,693,547 shares of Common Stock for fiscal year 2018.

(2)	Represents the shares authorized for issuance under the 2015 Incentive Compensation Plan, which was approved by the Company’s stockholders. The maximum aggregate number of shares of Common Stock that may be issued under the 2015 Incentive Compensation Plan, including stock options and stock awards is limited to $17,975 of shares of Common Stock, which based on the closing price of $0.311 of our Common Stock on December 31, 2018, as listed on the Nasdaq Capital Market, was equal to 57,797 shares of Common Stock.

(3)	Represents the shares authorized for issuance under the 2016 Employee Stock Purchase Plan, which was approved by the Company’s stockholders. The maximum aggregate number of shares of Common Stock that may be issued under the 2016 Employee Stock Purchase Plan is limited to $1,732,642 shares of Common Stock, which based on the closing price of $0.311 of our Common Stock on December 31, 2018, as listed on the Nasdaq Capital Market, was equal to 5,571,197 shares of Common Stock.

(4)	Represents the shares authorized for issuance under the 2016 Incentive Compensation Plan, which was approved by the Company’s stockholders. The maximum aggregate number of shares of Common Stock that may be issued under the 2016 Incentive Compensation Plan, including stock options and stock awards is limited to $3,111,274 of shares of Common Stock, which based on the closing price of $0.311 of our Common Stock on December 31, 2018, as listed on the Nasdaq Capital Market, was equal to 10,004,096 shares of Common Stock.

(5)	Represents the shares authorized for issuance under the 2017 Incentive Compensation Plan, which was approved by the Company’s stockholders. The maximum aggregate number of shares of Common Stock that may be issued under the 2017 Incentive Compensation Plan, including stock options and stock awards is limited to 7,000,000 of shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

●the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

●any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Our Audit Committee considers and approves or disapproves any related person transaction as required by Nasdaq Stock Market regulations.

MB Technology Holdings, LLC and MB Merchant Group, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company. The Management Agreement was effective January 1, 2014. Roger G. Branton, the Company’s Chief Executive Officer and Chief Financial Officer and a member of the Board of Directors of the Company; George F. Schmitt, a member of the Board of Directors of the Company and former Chief Executive Officer and Executive Chairman of the Board; and Richard Mooers, a member of the Board of Directors of the Company, are each directors of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing, a merger, consolidation or sale by the Company of substantially all of its assets. On November 29, 2016, the Company and MBTH entered into an acquisition services agreement (the ‘‘M&A Services Agreement’’) pursuant to which the Company engaged MBTH to provide services in connection with merger and acquisition searches, negotiating and structuring deal terms and other related services. The M&A Services Agreement incorporated by reference the terms of the Management Agreement, as well as the Company’s agreement with MBTH on January 12, 2013 to pay MBTH a 3% success fee on any financing arranged for the Company, merger or consolidation of the Company or sale by the Company of substantially all of its assets. The M&A Services Agreement also provided for additional fees owed to MBTH.

On February 16, 2017, the Board of Directors amended the terms of the Block Purchase Option in the M&A Services Agreement to allow MBTH the option to acquire 25% of the fully diluted outstanding shares of common stock and warrants of the Company at a price of $2.10 per share and for a five-year term (the “Dilutive Option”).

On December 31, 2018, MBTH terminated the foregoing agreements and services provided to the Company. In connection therewith, we entered into an acquisition services agreement, dated December 29, 2018 (the “MBMG Agreement”) with MB Merchant Group, LLC (“MBMG”). Under the MBMG Agreement, MBMG will continue to provide the services provided by MBTH to the Company. The term of the MBMG Agreement commenced on January 1, 2019 and will renew automatically annually thereafter until sooner terminated by either party on thirty (30) days’ prior written notice. Roger G. Branton and Richard Mooers are the only members and partners of MBMG. Principally, MBMG will receive the following fees and compensation under the MBMG Agreement:

1.	An acquisition fee comprised of the greater of $250,000 or 6% of the total acquisition price for all deals where the total consideration for the acquisition paid by the Company is less than $10 million. For deals which are $10 million to $100 million, the Company will pay MBMG a fee of $600k (for the first $10 million) plus a 4% fee of the excess value over $10 million. For deals which are $100 million to $400 million, the Company will pay MBMG a fee of $4.2 million (for the first $100 million) plus a 2% fee of the excess over $100 million. For deals which are over $400 million, the Company will pay MBMG a fee of $10.2 million plus a 1.1% fee of the excess over $400 million.

2.	A success-based due diligence fee of $250,000, only on successfully closed deals, in addition to any other fees.

3.	The 3% success fee referred to with respect to MBTH above shall be waived on a case by case basis whenever an acquisition fee is more than $1 million. The waiver should be for that part of the financing which is for the acquisition and should not relate to any additional fees raised for the Company above the acquisition price. And such 3% fee was decreased to 2% beginning January 1, 2019.

4.	Should the Company engage an external, independent advisor to value the acquisition, and the result is a higher value than the price MBMG negotiated, then MBMG will receive an additional fee of 5% of such gain. This is to further incent MBMG to help the Company achieve the best value in acquisitions.

5.	Reimbursement for certain expenses.

MBMG shall have the option to convert up to 50% of its fees into common shares of the Company so long as the receivable remains outstanding. The conversion price will be fixed at 110% of the price of the shares on the day of closing or the price in connection with any acquisition financing, whichever is lower. Provided MBMG converts at least 25% of its fees, then the Company agrees to register all of shares in the Company held by MBMG.

MBMG and MBTH have separately agreed to split the Dilutive Option effective January 1, 2019. The split will be based on present ownership in MBTH and provided that MBMG be willing to accept this assignment to continue such merger and acquisition services to the Company. The Company agreed to allow both MBTH and MBMG to amend the strike price of said options based on any financing consummated in 2019 and such reset to be at the lowest and same price as the Company may agree to in any of its 2019 financings.

Additionally, MBMG will receive a monthly fee of $50,000, and the Company at its sole discretion will have the option to credit such fees against future acquisition fees due each year to the extent it deems that appropriate based on all services received from MBMG.

George F. Schmitt - Due to Related Party

George F. Schmitt, a Director and the former Chairman of the Board and Chief Executive Officer of the Company, earned an annual salary of $300,000 and received all of his compensation in shares of the Company’s common stock in 2017 and 2016. In 2017, Mr. Schmitt received 221,427 shares with a fair market value of $300,000. In 2016, Mr. Schmitt received 46,637 shares with a fair market value of $296,000. In 2018, Mr. Schmitt received 148,657 shares with a fair market value of $147,166.

On July 25, 2016, the Company repaid the outstanding principal totaling $300,000 and $70,484 in interest to Mr. Schmitt on loans originating in 2015. As of December 31, 2016, the Company has repaid in full the advances George F. Schmitt made to the Company in 2015. For the year ended December 31, 2016, the Company accrued interest expense of $14,000.

In October 2016, the Board of Directors agreed to give George F. Schmitt 27,977 shares of common stock for being the guarantor of the $2.5 million debt related to the IMT acquisition and the Company recorded the fair market value of the shares at $103,000 in general and administrative expenses in the accompanying Consolidated Statement of Operations. These shares of common stock were issued in January 2017. At the same meeting, the Board of Directors also agreed to give George F. Schmitt 20,833 warrants at an exercise price of $8.40 and the Company recorded the grant date fair value of the warrants at $77,000.

John C. Coleman

We’ve entered into a non-exclusive license agreement with our former Chief Executive Officer and director [(who is not standing for re-election)], John C. Coleman. Because there is no minimum and no financial commitment by either us or Mr. Coleman, we cannot adequately place a value on the agreement at this time.

Director Independence

As we are listed on the Nasdaq Capital Market, our determination of independence of directors is made using the definition of  “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market (“Nasdaq Rule 5605(a)(2)”). As of the date of this Proxy Statement, our Board affirmatively determined that Susan Swenson, General James T. Conway, and Raymond Sidney are “independent directors” within the meaning of Nasdaq Rule 5605(a)(2). On April 23, 2018, upon the retirement of George F. Schmitt as Executive Chairman of the Board and Chief Executive Officer of the Company, the Board appointed Gary Cuccio as Executive Chairman of the Board and Interim Chief Executive Officer of the Company, effective immediately. On July 19, 2018, the Board appointed Roger G. Branton, the Company’s Chief Financial Officer, to the role of Chief Executive Officer. Because of his appointment as Chief Executive Officer, Mr. Branton is no longer an “independent director” within the meaning of Nasdaq Rule 5605(a)(2). As of the date of this Proxy Statement, we intend the seven (7) director nominees, if all elected, to constitute a majority independent board under Rule 5605(b)(1) of the Marketplace Rules of the Nasdaq Stock Market and as such, we will be in compliance with the Marketplace Rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services

Marcum LLP (“Marcum”) has served as our independent registered public accounting firm since September 11, 2015 and has been appointed by the Audit Committee of the Board to continue as our independent registered public accounting firm for the fiscal year ending December 31, 2019.

The following table presents aggregate fees for professional services rendered by Marcum for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2018 and 2017.

	For the Year Ended December 31,
	2018	2017

Audit fees(1)	$255,843	$278,768

Audit-related fees	—	—

Tax fees	—	—

All other fees(2)	$—	$102,205

Total fees	$255,843	$380,973

(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Marcum for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, or services that are normally provided by Marcum in connection with the Company’s statutory and regulatory filings or engagements for those fiscal years.

(2)	Other fees were for professional services rendered related to the audit of IMT.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Marcum LLP, independent registered public accountants, are filed herewith.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (2)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (25)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (16)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (12)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (17)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (16)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (23)
3.1(i)(h)	Amendment to Certificate of Incorporation filed June 10, 2016 (20)
3.1(i)(i)	Certificate of Designation of Series E Convertible Preferred Stock (24)
3.1(i)(j)	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 11, 2019(39)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering (10)
4.6	Form of Warrant issued in February 11, 2015 Offering (11)
4.7	Form of Warrant issued in February 24, 2015 Offering (12)
4.8	Form of 8% Convertible Note (13)
4.9	Form of Series A Warrant for the August 2015 Offering (14)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (14)
4.11	Form of Series C Warrant for the August 2015 Offering (14)
4.12	Form of Series D Warrant for the August 2015 Offering (14)
4.13	Form of 5% Convertible Note (15)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(18)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (18)
4.16	Form of Warrant (19)
4.17	Form of Vislink Promissory Note (27)
4.18	Form of Underwriters’ Warrant for February 2017 Offering (28)
4.19	Form of Warrant for August 2017 Offering (31)
4.20	Form of 6% Senior Secured Convertible Debenture(36)
4.21	Form of Common Stock Purchase Warrant(36)
4.22	Form of Amended and Restated 6% Senior Secured Debenture(37)
4.23	Form of Second Amended and Restated 6% Senior Secured Debenture(38)
4.24	Form of 10% Senior Secured Convertible Debenture(38)
10.1	2013 Long Term Incentive Plan (7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	2004 Option Plan (7)
10.4	2005 Option Plan (7)
10.5	2006 Option Plan (7)
10.6	2007 Option Plan (7)
10.7	2009 Option Plan (7)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.9	Sunrise Office Lease (7)
10.10	Care21 Agreement (7)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (9)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (10)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (11)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (12)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (13)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (25)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (15)
10.21	Form of Securities Purchase Agreement (15)

10.22	$1,500,000 Initial Payment Note from the Company to IMT (15)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (19)
10.24	2015 Employee Stock Purchase Plan (21)
10.25	2015 Incentive Compensation Plan (21)
10.26	2016 Employee Stock Purchase Plan (22)
10.27	2016 Incentive Compensation Plan (22)
10.28	Deed of Variation to Business Purchase Agreement by and between the Company, Vislink PLC, Vislink International Limited and Vislink Inc., dated January 13, 2017 (26)
10.29	Settlement Agreement between the Company and the Holders thereto, dated January 13, 2017 (26)
10.30	Security Agreement, dated February 2, 2017, between the Company and the Vislink Sellers (27)
10.31	Service Agreement between James Walton and Vislink International Limited, dated October 19, 2015 (29)
10.32	Purchase Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.33	Registration Rights Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.34	Securities Purchase Agreement, dated August 15, 2017, between the Company and the Purchasers thereto (31)
10.35	Amendment to 2016 Employee Stock Purchase Plan(33)
10.36	Amendment to 2016 Incentive Compensation Plan(34)
10.37	2017 Incentive Compensation Plan(35)
10.38	Form of Securities Purchase Agreement, dated May 29, 2018, by and among the Company and the purchaser signatories thereto(36)
10.39	Form of Security Agreement, dated Mya 29, 2018, by and among the Company and each of the secured parties thereto(36)
10.40	Form of Subsidiary Guarantee, dated May 29, 2018, by and among the Company, the purchasers under the Securities Purchase Agreement, and each of the Company’s subsidiaries(36)
10.41	Form of Registration Rights Agreement, dated May 29, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement(36)
10.43	Form of Voting Agreement, each dated May 29, 2018, between the Company and each purchaser under the Securities Purchase Agreement (36)
10.44	Form of Securities Purchase Agreement, dated December 3, 2018, by and among the Company and the purchaser signatories thereto(38)
10.45	Form of Security Agreement, dated December 3, 2018, by and among the Company and each of the secured parties thereto(38)
10.46	Form of Subsidiary Guarantee, dated December 3, 2018 executed by each of the Company’s subsidiaries(38)
10.47	Form of Registration Rights Agreement, dated December 3, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement, dated December 3, 2018(38)
10.48	Form of Voting Agreement, each dated December 3, 2018, executed by each purchaser under the Securities Purchase Agreement , dated December 3, 2018(38)
14.1	Code of Ethics(32)
23.1	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Previously filed
(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(21)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(22)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(23)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(24)	Filed as an Exhibit on Current Report on From 8-K with the SEC on December 27, 2016.
(25)	Filed as an Exhibit on Current Report on From 8-K with the SEC on July 20, 2015.
(26)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 19, 2017.
(27)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(28)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(29)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 23, 2017.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 23, 2017.
(31)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(32)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.
(33)	Filed as Appendix D on Definitive Schedule 14A with the SEC on May 22, 2017
(34)	Filed as Appendix E on Definitive Schedule 14A with the SEC on May 22, 2017
(35)	Filed as Appendix F on Definitive Schedule 14A with the SEC on May 22, 2017
(36)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(37)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(38)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 4, 2018.
(39)	Filed an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2019.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: April 1, 2019	By:	/s/ Roger Branton
Roger G. Branton
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger G. Branton	Chief Executive Officer	April 1, 2019
Roger G. Branton	(Principal Executive Officer)

/s/ Roger G. Branton	Chief Financial Officer	April 1, 2019
Roger G. Branton	(Principal Financial and Accounting Officer)

/s/ Susan Swenson	Chairman of the Board of Directors	April 1, 2019
Susan Swenson

/s/ Richard L. Mooers	Director	April 1, 2019
Richard L. Mooers

/s/ George F. Schmitt	Director	April 1, 2019
George F. Schmitt

/s/ Raymond M. Sidney	Director	April 1, 2019
Raymond M. Sidney

/s/ John C. Coleman	Director	April 1, 2019
John C. Coleman

/s/ James T. Conway	Director	April 1, 2019
James T. Conway

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

(f/k/a xG TECHNOLOGY, INC.)

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vislink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vislink Technologies, Inc. (f/k/a xG Technology, Inc.) and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

Marcum LLP
New York, NY
April 1, 2019

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2018	2017
ASSETS
Current assets
Cash	$2,005	$2,799
Accounts receivable, net	6,191	8,337
Inventories, net	13,050	14,753
Prepaid expenses and other current assets	780	626
Total current assets	22,026	26,515
Property and equipment, net	2,096	3,237
Intangible assets, net	4,691	6,894
Total assets	$28,813	$36,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,072	$10,918
Accrued expenses	2,112	3,150
Convertible notes payable	—	2,000
Convertible promissory notes, net of discount of $16 and $-0-, respectively	400	—
Due to related parties	361	998
Customer deposits and deferred revenue	1,574	634
Obligation under capital lease	—	18
Derivative liabilities	1,118	2,399
Total current liabilities	12,637	20,117
Obligation under capital lease, net of current portion	—	30
Convertible promissory notes, net of discount of $47 and $-0-, respectively	5,886	—
Total liabilities	18,523	20,147
Commitments and contingencies (See Note 16)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized at December 31, 2018 and 2017; -0- shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, – $0.00001 par value per share, 100,000,000 shares authorized, 18,776,980 and 14,897,392 shares issued and 18,776,978 and 14,897,390 outstanding at December 31, 2018 and 2017, respectively	—	—
Additional paid in capital	244,562	235,819
Accumulated other comprehensive income	275	354
Treasury stock, at cost – 2 shares as of December 31, 2018 and 2017, respectively	(22)	(22)
Accumulated deficit	(234,525)	(219,652)
Total stockholders’ equity	10,290	16,499
Total liabilities and stockholders’ equity	$28,813	$36,646

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2018	2017
Revenue, net	$38,294	$47,824
Cost of Revenue and operating expenses
Cost of components and personnel	19,192	28,220
Inventory valuation adjustments	473	1,781
General and administrative expenses	21,817	27,015
Research and development	7,873	9,799
Impairment charge	413	—
Amortization and depreciation	2,953	4,398
Total cost of revenue and operating expenses	52,721	71,213
Loss from operations	(14,427)	(23,389)
Other (expenses) income
Changes in fair value of derivative liabilities	3,186	105
Gain on bargain purchase	—	10,911
(Loss) gain on debt and payable extinguishment	(1,060)	2,900
Other income (expenses)	146	(251)
Interest expense	(2,718)	(629)
Total other (expenses) income	(446)	13,036
Net loss	$(14,873)	$(10,353)

Basic and diluted loss per share	$(0.90)	$(0.85)

Weighted average number of shares outstanding:

Basic and Diluted	16,489	12,138

Comprehensive loss:
Net loss	$(14,873)	$(10,353)
Unrealized (loss) gain on currency translation adjustment	(79)	354

Comprehensive loss	$(14,952)	$(9,999)

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2017

(IN THOUSANDS, EXCEPT SHARE DATA)

							Accumulated
	Series D				Additional		Other
	Preferred Stock		Common Stock		Paid In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, January 1, 2017	—	$—	7,606,518	$—	$221,960	$(22)	$—	$(209,299)	$12,639
Net loss	—	—	—	—	—	—	—	(10,353)	(10,353)
Unrealized gain on currency translation adjustment	—	—	—	—	—	—	354	—	354
Issuance of common stock in connection with:
Underwritten offering, net of offering costs	—	—	3,310,978	—	4,479	—	—	—	4,479
Exercise of common stock warrants	—	—	1,062,113	—	2,124	—	—	—	2,124
Payments made in stock (payroll and consultants)	—	—	1,772,152	—	3,042	—	—	—	3,042
Compensation awards previously accrued	—	—	104,218	—	295	—	—	—	295
Commitment agreement with Lincoln Park	—	—	192,431	—	302	—	—	—	302
Conversion of amounts due to related parties	—	—	294,573	—	490	—	—	—	490
Satisfaction of interest due on convertible promissory notes	—	—	137,742	—	270	—	—	—	270
Stock-based compensation	—	—	—	—	2,209	—	—	—	2,209
Issuance of Series D Preferred stock	5,000,000	5,000	—	—	—	—	—	—	—
Issuance of common stock in connection with the conversion of Series D Preferred stock	(5,000,000)	(5000)	416,667	—	648	—	—	—	648
Balance, December 31, 2017	—	$—	14,897,392	$—	$235,819	(22)	$354	(219,652)	$16,499

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2018

(IN THOUSANDS, EXCEPT SHARE DATA)

							Accumulated
	Series D				Additional		Other
	Preferred Stock		Common Stock		Paid In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, January 1, 2018	—	$—	14,897,392	$—	$235,819	$(22)	$354	$(219,652)	$16,499
Net loss	—	—	—	—	—	—	—	(14,873)	(14,873)
Unrealized loss on currency translation adjustment	—	—	—	—	—	—	(79)	—	(79)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	2,083,136	—	1,793	—	—	—	1,793
Compensation awards previously accrued	—	—	12,232	—	19	—	—	—	19
Conversion of amounts due to related parties	—	—	429,585	—	240	—	—	—	240
Satisfaction of interest due on convertible promissory notes	—	—	276,796	—	180	—	—	—	180
Satisfaction of convertible promissory notes	—	—	775,184	—	2,339	—	—	—	2,339
Stock-based compensation	—	—	—	—	3,728	—	—	—	3,728
Beneficial conversion feature	—	—	—	—	284	—	—	—	284
Procurement fee for debt instrument	—	—	302,655	—	160	—	—	—	160
Balance, December 31, 2018	—	$—	18,776,980	$—	$244,562	(22)	$275	(234,525)	$10,290

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2018	2017
Cash flows used in operating activities
Net loss	$(14,873)	$(10,353)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on bargain purchase	—	(10,911)
Loss (gain) on debt and payables extinguishment	1,060	(2,900)
Gain on sale of property and equipment	(146)	—
Stock-based compensation (option awards)	3,728	2,209
Stock-based compensation (payments for payroll and consultants)	1,793	3,042
Stock issuance commitments	519	715
Provision for bad debt	142	335
Inventory valuation adjustments	473	1,781
Depreciation and amortization	2,953	4,398
Impairment charge	413	—
Change in fair value of derivative liabilities	(3,186)	(105)
Guaranteed interest and debt issuance costs	—	434
Line of credit commitment fee	—	302
Non-cash interest costs	2,301	—

Changes in assets and liabilities
Accounts receivable	1,811	(1,073)
Inventories	775	2,015
Prepaid expenses and other current assets	(186)	463
Accounts payable	(3,365)	2,996
Accrued expenses and interest expense	(1,178)	329
Deferred revenue and customer deposits	984	446
Due to related parties	(397)	1,392
Net cash used in operating activities	(6,379)	(4,485)

Cash flows provided (used) in investing activities
Proceeds from sale of property and equipment	250	—
Cash disbursed for property and equipment	(69)	(374)
Cash used in Vislink acquisition	—	(6,500)
Net cash provided (used) in investing activities	181	(6,874)

Cash flows provided by financing activities
Principal repayments made on capital lease obligations	(48)	(59)
Proceeds from multiple issuances of convertible preferred stock, common stock and warrants	—	6,700
Costs incurred in connection with multiple financings	—	(900)
Principle repayments of Vislink notes	—	(2,000)
Principle repayments of notes payable	—	(824)
Proceeds received from the exercise of warrants	—	2,124
Proceeds from convertible promissory notes	6,000	—
Payment of issuance costs on convertible promissory notes	(433)	—
Principal repayments on convertible promissory notes	(84)	—
Net cash provided by financing activities	5,435	5,041
Effect of exchange rate changes on cash	(31)	63
Net decrease in cash	(794)	(6,255)
Cash, beginning of year	2,799	9,054
Cash, end of year	$2,005	$2,799

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(IN THOUSANDS)

	Year Ended December 31,
	2018	2017
Cash paid for interest	$36	$242
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of non-cash investing and financing activities
Common stock issued in connection with:
Conversion of amounts due to related parties	$240	$490
Compensation awards previously accrued	19	295
Conversion of principal and interest under convertible promissory notes	2,339	—
Conversion of Series D Convertible Preferred Stock	—	648
Stock issued as payment of interest on convertible notes	180	180
Beneficial conversion feature	284	—
Compensatory fee for debt modification	160	—
Settlement of notes payable to sellers of Vislink with assumption of liabilities and debt extinguishment	—	7,500
Effect of the December 3, 2018 modification of the May 2018 debt instruments	4,131	—

Purchase Consideration
		Vislink
Amount of consideration:		$16,000

Assets acquired and liabilities assumed at fair value
Accounts receivable		$7,129
Inventories		15,232
Property and equipment		3,868
Other current assets		944
Accounts payable and deferred revenue		(2,294)
Customer deposits		(1,137)
Accrued expenses		(451)
Net tangible assets acquired		$23,291

Identifiable intangible assets
Trade names and technology		$1,100
Customer relationships		2,520
Total Identifiable Intangible Assets		$3,620

Total net assets acquired		$26,911
Consideration		16,000
Gain on bargain purchase		$10,911

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — NATURE OF OPERATIONS

Description of Business

Effective February 11, 2019, xG Technology, Inc changed its name to Vislink Technologies, Inc.

The overarching strategy of Vislink Technologies, Inc. (“Vislink Technologies”, the “Company”, “we”, “our”, “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. Vislink Technologies business lines include the main brands Integrated Microwave Technologies (“IMT”) and Vislink (“Vislink”). There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities.

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

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

As reflected in the consolidated financial statements, the Company had $2.0 million in cash on the balance sheet at December 31, 2018. The Company had working capital and an accumulated deficit of $9.4 million and $234.5 million, respectively. Additionally, the Company had a loss from operations in the amount of $14.4 million and cash used in operating activities of $6.4 million for the year ended December 31, 2018.

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

On May 29, 2018, the Company completed a private placement of $4 million in principal amount of 6% Senior Secured Convertible Debentures and warrants to purchase 3,000,000 shares of the Company’s common stock, $0.00001 par value per share, by executing certain agreements with accredited institutional investors. During the months of October 2018 and December 2018, the Company negotiated modifications of the terms of such private placement with a majority of the accredited institutional investors, whereby the Company at its option can satisfy these obligations with shares of common stock. With the proceeds of the May 2018 financing, as amended, along with the significant cost reductions, management believes substantial doubt has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. If the Company is unable to close on some of its revenue producing opportunities in the near term, the carrying value of its assets may be materially impacted.

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements and related notes thereto were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) include the accounts of Vislink Technologies and its wholly-owned subsidiaries, IMT and Vislink, since the date the acquisitions of IMT and Vislink were completed. All material intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made in the unaudited consolidated financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company (see Note 21).

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents on hand as of December 31, 2018 and 2017.

Concentrations of Credit Risk

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that counterparty will default on its contractual obligations resulting in financial loss to the Company. The Company’s credit risk is primarily attributable to its cash and accounts receivables. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. During the year ended December 31, 2018, the Company had cash balances in excess of the federally insured limits of $250,000. The funds are on deposit with Wells Fargo Bank, N.A. Consequently, the Company does not believe that there is a significant risk related to having these balances in one financial institution. The Company has not experienced any losses in its bank accounts during the years ended December 31, 2018 and 2017. For customers, management assesses the credit quality of the customer, considering its financial position and past experience.

During the year ended December 31, 2018, the Company did not experience concentrated sales to one customer in excess of 10% of the Company’s total consolidated sales. During the year ended December 31, 2017, the Company recorded sales to one customer of $5,535,000 (12%) in excess of 10% of the Company’s total consolidated sales.

As of December 31, 2018, the Company did not experience a customer receivable in excess of 10% of the Company’s total accounts receivable. As of December 31, 2017, approximately 33% of net accounts receivable was due from two customers broken down individually as follows: $1,634,000 (20%) and $1,073,000 (13%).

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Inventories

Inventories, consisting principally of raw materials, work-in-process and finished goods, and is recorded at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company evaluates inventory balances and either writes-down inventory that is obsolete or based on a net realizable value analysis or records a reserve for slow moving or excess inventory.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition less depreciation. Depreciation is computed using the straight-line method over estimated useful asset lives, which range from 1 to 10 years. The costs of the day-to-day servicing of property and equipment, and repairs and maintenance are recognized in expenses as incurred. Depreciation amounted to $918,000 and $1,831,000 for the years ended December 31, 2018 and 2017, respectively.

Intangible Assets

Software:

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use or sale to others when both the preliminary project stage is completed, and it is probable that the software will be used as intended with a product. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the product. Capitalized software costs are included in intangible assets on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximates 5 years. Software amortization totaled $268,000 and $923,000 for the years ended December 31, 2018 and 2017, respectively.

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled $664,000 for the years ended December 31, 2018 and 2017, respectively.

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

The Company includes these costs in intangible assets on the balance sheet and are amortized over their useful lives of 3 to 15 years. Amortization amounted to $1,103,000 and $1,011,000 for the years ended December 31, 2018 and 2017, respectively. Other intangible assets capitalized were $-0- and $3,620,000 for the years ended December 31, 2018 and 2017, respectively.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Warranty Reserve

Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The warranty reserve for the years ended December 31, 2018 and 2017 was $325,000 and $507,000, respectively. The warranty reserve increased by $23,000 and $550,000 for the years ended December 31, 2018 and 2017, respectively. The claims made during the year ended December 31, 2018 and 2017 were ordinary and customary. Warranty reserve is included in accrued expenses on the accompanying consolidated balance sheets and cost of components in the accompanying consolidated statement of operations.

Warranty Reserve
January 1, 2017	$182,000
Warranty reserve expense	550,000
Warranty claims settled and true-up of accrual	(225,000)
December 31, 2017	$507,000
Warranty reserve expense	23,000
Warranty claims settled and true-up of accrual	(205,000)
December 31, 2018	$325,000

Shipping and Handling Costs

Shipping and handling charges are invoiced to the customer and the Company nets these charges against the respective costs within general and administrative expenses. For the years ended December 31, 2018 and 2017, the amount of shipping and handling costs incurred were $774,000 and $886,000, respectively.

Convertible Instruments

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

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

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes in accordance with ASC 718 “Compensation – Stock Compensation”, which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the date of issuance.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition is less than the carrying amount. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value. For the years ended December 31, 2018 and 2017, the Company recorded total impairment charges of $0.4 million and $-0-, respectively.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which management cannot conclude that it is more likely than not that such deferred tax assets will be realized. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. The Company files income tax returns in the U.S. federal jurisdiction and will be filing in various state and foreign jurisdictions. The Company recognizes the impact of an uncertain tax position in its financial statements if, in management’s judgment, the position is more-likely-than-not sustainable upon audit based upon the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for uncertain tax positions is necessary. The Company’s policy is to classify assessments, if any, for tax-related interest expense and penalties as general and administrative expenses.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $82,000 and $542,000, for the years ended December 31, 2018 and 2017, respectively. Advertising costs are included in general and administrative expenses in the accompanying consolidated statement of operations.

Sales Tax and Value Added Taxes

The Company accounts for sales taxes and value added taxes imposed on its goods and services on a net basis.

Loss Per Share

The Company reports (loss) earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic (loss) earnings per common share is calculated by dividing net (loss) earnings allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. Diluted (loss) earnings per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of earnings per share (in thousands):

	For the Years Ended
	December 31,
	2018	2017
Stock options	5,857	6,551
Convertible debt	13,629	—
Warrants	11,872	8,695
	31,358	15,246

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments the fair value was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018, consistent with the fair value hierarchy provisions. The asset impairment is a non-recurring level 3 measurement.

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets (non-recurring):
Asset impairment	$—	$—	$245,000	$245,000
Capitalized software development costs	—	—	168,000	168,000
	—	—	413,000	413,000

Liabilities:
Derivative liability	$—	$—	$1,118,000	$1,118,000
Total	$—	$—	$1,118,000	$1,118,000

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2017, consistent with the fair value hierarchy provisions:

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative liability	$—	$—	$2,399,000	$2,399,000
Total	$—	$—	$2,399,000	$2,399,000

See Note 13 for additional disclosure regarding the Company’s warrants liabilities accounted for at fair value.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Foreign Currency and Other Comprehensive (Loss) Gain

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The foreign currency exchange gains and losses are included as a component of general and administrative expenses, in the accompanying Consolidated Statements of Operations.

The following table presents losses recognized from foreign exchange transactions; and changes in accumulated other comprehensive income representing the gain or loss on the translation of our foreign subsidiary’s financial statements as follows:

	For the Years Ended
	December 31,
	2018	2017
Net foreign exchange transactions:
Losses	$483,000	$284,000

Accumulated comprehensive income:
(Decreases) increases	$(79,000)	$354,000

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an OANDA, a Canadian-based foreign exchange company providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information, internet website. Translation of amounts from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

●	As of December 31, 2018 – British Pounds $1.2734340 to US$ 1.00
●	Average rate for the year ended December 31, 2018 – British Pounds $1.3347667 to US $1.00
●	As of December 31, 2017 – British Pounds $1.3491240 to US$ 1.00
●	Average rate for the 11 months ending December 31, 2017 – British Pounds $1.2936987 to US $1.00

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

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

Recent Accounting Standards – Adopted and Not Yet Adopted

Adopted on January 1, 2019

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has been able to defer adoption to January 1, 2019, under the emerging growth company (“EGC”) status that expired on December 31, 2018. Upon the loss of EGC status, an issuer is required to adopt the standard in its next filing. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods thereafter, specifically the first quarter of 2019.

On January 1, 2019, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets. The Company will adopt ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. Under the modified retrospective transition method, an entity compares the revenue recognized from contract inception up to the date of initial application to the amount that would have been recognized if it had applied ASC 606 since contract inception. The difference between those two amounts would be accounted for as a cumulative effect adjustment and recognized on the date of initial application. The Company has completed its assessment of the new standard, including a review of the Company’s revenue streams to identify potential differences in accounting because of the new standard. This evaluation has influenced the Company to conclude that the adoption of the new guidance will not have a material impact and will not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment is expected. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. As a lessor and lessee, we do not anticipate the classification of our leases to change, but we expect to recognize right-of-use assets and lease liabilities for substantially virtually all our operating lease commitments leases for which we are the lessee as a lease liability and corresponding right-of-use asset on consolidated balance sheet. The accounting for lessors remains largely unchanged from existing guidance.

The new standard has been adopted on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Recent Accounting Standards – Adopted and Not Yet Adopted (continued)

Adopted on January 1, 2019 (continued)

The new standard provides several optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of- hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases.

On adoption, the Company expects recognition of additional assets and corresponding liabilities pertaining to its operating leases on its consolidated balance sheets. The Company does not expect the adoption of the new standard to have a significant impact on its consolidated statements of operations and cash flows.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all our leases of real estate.

New Standards Not Yet Adopted

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic) 808: Clarifying the Interaction between Topic 808 and Topic 606. The amendments in the update affect all entities that have collaborative arrangements. The amendments to this update make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements as follows:

Clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements.

Add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606.

Require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.

The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. An entity may not adopt the amendments earlier than its adoption date of Topic 606. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. An entity may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. We are currently evaluating this guidance to determine the impact to our consolidated financial statements.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Recent Accounting Standards – Adopted and Not Yet Adopted (continued)

New Standards Not Yet Adopted (continued)

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments to this update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10. For entities other than private companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities are required to apply the amendments in this update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earlies period presented. Early adoption is permitted. The adoption of ASC 2017-17 is not expected to have a material impact on our results of operations, financial position or liquidity of our related financial statement disclosures.

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — ACQUISITIONS (continued)

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — ACQUISITIONS (continued)

The following presents the unaudited pro-forma combined results of operations as if the entities were combined on January 1, 2017:

For the Year Ended
December 31, 2017
Revenues, net	$49,118
Net loss allocable to common shareholders	$(25.810)
Net loss per share	$(2.13)
Weighted average number of shares outstanding	12,138

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

The estimated useful life remaining on the property and equipment acquired is 1 to 10 years and on the intangible assets is 3 to 10 years.

5 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$6,740,000	$9,305,000
Allowance for doubtful accounts	(549,000)	(968,000)
Net accounts receivable	$6,191,000	$8,337,000

During the years ended December 31, 2018 and 2017, the Company incurred bad debt expense of $142,000 and $335,000, respectively.

6 — INVENTORIES

Inventories included in the accompanying consolidated balance sheet are stated at the lower of cost or market as summarized below:

	December 31, 2018	December 31, 2017
Raw materials	$6,173,000	$10,571,000
Work-in-process	3,711,000	2,660,000
Finished goods	4,052,000	5,249,000
Sub-total inventories	13,936,000	18,480,000
Less reserve for slow moving and excess inventory	(886,000)	(3,727,000)
Total inventories, net	$13,050,000	$14,753,000

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or reserved for slow moving or excess inventory. The Company recorded inventory valuation adjustments of $473,000 and $1,781,000 as of December 31, 2018 and 2017, respectively.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life (Years)	December 31,
		2018	2017
Cost:
Furniture and fixtures	1 – 10	$291,000	$486,000
(A) Leasehold improvements	1 - 14	228,000	1,989,000
Computers, software and equipment	1 - 11	6,495,000	6,189,000
Vehicles	1 - 7	22,000	273,000
		7,036,000	8,937,000
Accumulated depreciation		(4,940,000)	(5,700,000)
Property and equipment, net		$2,096,000	$3,237,000

Depreciation of property and equipment amounted to $918,000 and $1,831,000 for the years ended December 31, 2018 and 2017, respectively.

With the Company curtailing the xG division, an impairment charge in the amount of $245,000 was recorded during the year ended December 31, 2018. Additionally, the Company reported a gain on sale of property and equipment in the amount of $146,000 for the year ended December 31, 2018.

(A)	The shorter of the economic life or remaining lease term.

8 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Software Development Costs		Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of January 1, 2017	$18,647,000	$(17,288,000)	$12,378,000	$(8,507,000)	$350,000	$(35,000)	$360,000	$(33,000)	$5,872,000
Additions	-	-	-	-	1,100,000	-	2,520,000	-	3,620,000
Impairments	-	-	-	-	-		-	-	-
Amortization	-	(923,000)	-	(664,000)	-	(208,000)	-	(803,000)	(2,598,000)
Balance as of December 31, 2017	$18,647,000	$(18,211,000)	$12,378,000	$(9,171,000)	$1,450,000	$(243,000)	$2,880,000	$(836,000)	$6,894,000
Additions	-	-	-	-	-	-	-	-	-
Eliminations	(18,647,000)	18,647,000	-	-	-		-	-	-
Impairments	-	(168,000)	-	-	-		-	-	(168,000)
Amortization	-	(268,000)	-	(664,000)	-	(224,000)	-	(879,000)	(2,035,000)
Balance as of December 31, 2018	$-	$-	$12,378,000	$(9,835,000)	$1,450,000	$(467,000)	$2,880,000	$(1,715,000)	$4,691,000

Amortization of intangible assets amounted to $2,035,000 and $2,598,000 for the years ended December 31, 2018 and 2017, respectively.

Software Development Costs:

The Company recognized the amortization of software development costs in the amounts of $0.3 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively. As a result of the closing of the xG division, the Company recording an impairment charge in the amount of $0.2 million and $-0- for the years ended December 31, 2018 and 2017, respectively.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 — INTANGIBLE ASSETS (continued)

Patents and Licenses:

At December 31, 2018 the Company has capitalized a total of $12.4 million of patents & licenses. Included in the capitalized costs is $12.3 million of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $0.1 million of costs associated with provisional patents and pending applications which have not yet been filed. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. The Company recognized $0.7 million of amortization expense related to patents and licenses in each of the years ended December 31, 2018 and 2017.

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 2.6 years. Estimated amortization expense for total intangible assets for the succeeding five years is as follows:

2019	$1,763,000
2020	993,000
2021	818,000
2022	574,000
2023	119,000
Thereafter	424,000
$4,691,000

9 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2018	December 31, 2017
Compensation	$834,000	$1,306,000
Commissions	90,000	499,000
Warranty	325,000	507,000
Rent	71,000	54,000
Payables	576,000	27,000
Interest	112,000	42,000
Deferred Equity	104,000	715,000
	$2,112,000	$3,150,000

10 — OBLIGATIONS UNDER CAPITAL LEASE

During the year ended December 31, 2018, the Company fully satisfied the remaining lease obligations. For the years ended December 31, 2018 and 2017, the Company held equipment under capital leases in the gross amount of $-0- and $54,000 net of $-0- and $82,000, respectively. Amortization expense for the capital leases for the year ended December 31, 2018 and 2017 are included in the depreciation expense.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — CONVERTIBLE NOTES PAYABLE

Treco

On October 6, 2011, the Company entered into a convertible promissory note (the “$2 Million Convertible Note”) in favor of Treco International, S.A. (“Treco”), as part of the settlement compensation to Treco for terminating an infrastructure agreement. The $2 Million Convertible Note is payable on final maturity, October 6, 2018 and is convertible into common stock of the Company at a price of $42,000 per share. Interest at the rate of 9% per year is payable semi-annually in cash or shares, at the Company’s option. On October 6, 2018 the Company issued 48 shares of common stock in satisfaction of the full value of the remaining principal balance amounting to $2,000,000. The principal balance outstanding as of December 31, 2018 and 2017 amounted to $-0- and $2,000,000, respectively. The accrued interest was $-0- and $42,000 at December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017 the Company issued 276,796 and 137,742 shares of common stock, respectively in repayment of $180,000 and $270,000 of interest, respectively.

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

The warrants have a maturity date of May 29, 2023 with an exercise price of $1.00 per share. The warrants meet the definition of a derivative as noted in ASC 815-10-15-83 and ASC 815-10-15-88. We allocated the proceeds from the issuance of this note and the warrants based on the fair value for each item. Consequently, we recorded debt discount valued at $1,788,171 on the warrants and these associated costs are required to be accounted for as liabilities and were immediately expensed as interest. The warrants were valued using the binomial model style simulation. The assumptions used in the binomial model style simulation at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 163.50%; (3) risk-free interest rate of 0.27%; and (4) expected life of 5.00 years. We also determined that the convertible promissory notes contained beneficial conversion rights (“BCF”) and calculated the relative fair value and assigned $193,877 to the BCF.

Debt Modification of the May 2018 Financing executed on October 9, 2018

On October 9, 2018, the Company agreed to modify the May 2018 Financing (“old debt”) with two of the original four note holders (the “majority holders”) issuing amended and restated agreements. These modifications principally provide for:

1.	The ability to make monthly redemption payments in common stock of the Company.
2.	The issuance of 302,655 shares of common stock as compensatory shares;
3.	A good-faith effort to modify the monthly redemption provisions before the next monthly redemption date;
4.	An amendment of the conversion price to $0.45; and
5.	In the event that any of the majority holders convert its amended debenture, the Company shall be given dollar for dollar credit for any and all conversions effected in any month against any monthly redemption amount (as defined in the amended debentures) and provided, further, that in the event that a majority holder’s conversions in any particular month exceed such majority holder’s individual monthly redemption amount (as defined in the amended debentures), such overage shall carry over into the succeeding month to be credited against the monthly redemption amount (as defined in the debentures).

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — CONVERTIBLE NOTES PAYABLE (continued)

May 2018 Financing (continued)

Debt Modification of the May 2018 Financing executed on October 9, 2018 (continued)

For the modification of the conversion option to $0.45 from $1.00, the Company applied ASC 470-50-40-10(a) and calculated the difference between the fair value of the embedded conversion option immediately before and after the modification. It has been concluded this is not a debt extinguishment. The Company determined that an increase in the conversion option fair value of $90,050 was recorded as additional debt discount with an offset to equity. The amount calculated will be amortized as interest expense over the remaining term of the debt instrument using the interest method.

The Company considered ASC 470-50-40-17(b) to determine the proper accounting to apply for the 302,655 compensatory shares for the majority holders. Since the modification is not to be accounted for in the same manner as a debt extinguishment, a fair market value of $160,407 was assigned to the compensatory shares and recorded as additional debt discount to be amortized as interest expense over the remaining term of the debt instrument using the interest method.

On December 3, 2018, the Company entered into a second modification agreement which led to an extinguishment of debt of the majority holders of the May 2018 Financing and created new debt obligations with revised terms and amounts. See below – Debt Modification of the May 2018 Financing executed on December 3, 2018. As of December 31, 2018, the remaining period over which any discount will be amortized is four months.

The debentures (old debt) are summarized as of December 31, 2018 as follows:

Remaining principal balance		$415,625
Debt discount incurred	$2,712,335
Amortization of debt discount	(2,277,962)
Effect of debt extinguishment	(418,510)
Un-amortized debt discount		15,683
Ending Balance – December 31, 2018		$399,942

Items charged to interest expense for the years ending December 31, 2018 and 2017 are:

	2018	2017
Contractual interest expense	$131,185	$-0-
Debt discount amortization	488,791	-0-
Warrant costs	1,788,171	-0-
Total charged to interest expense	$2,408,147	$-0-

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — CONVERTIBLE NOTES PAYABLE (continued)

May 2018 Financing (continued)

Debt Modification of the May 2018 Financing executed on December 3, 2018

On December 3, 2018, the Company agreed to a second modification with the Majority Holders of the May 2018 financing issuing amended and restated agreements. These modifications principally provide for:

1.	A five percent (5%) original issue discount was retroactively applied to the principal amount.
2.	The maturity date was extended to September 30, 2019
3.	The equity conditions were modified
4.	A floor price for all conversions and redemptions was added. The floor price with respect to the Trading Market that the Company’s Common Stock is listed or quoted, shall be a price equal to twenty cents ($0.20) (subject to adjustment for forward and reverse stock splits, recapitalizations and the like).
5.	The definitions of Mandatory Redemption Amount, Monthly Redemption Date, Monthly Redemption Date, and Optional Redemption Amount (each as defined in the Second Amended Debentures) were each modified.
6.	Interest was retroactively modified to ten percent (10%), with 12 months interest guaranteed.
7.	An alternate Conversion Price (as defined in the Second Amended Debentures) due to an Event of Default (as defined in the Second Amended Debentures) was added.
8.	The Monthly Redemption (as defined in the Second Amended Debentures) section was modified.
9.	Certain negative covenants were added.
10.	The Event of Default (as defined in the Second Amended Debentures) sections were modified.

The Company considered ASC 470-50-40-6 to 40-23 for the proper accounting guidance to apply for the December 31, 2018 modification of the May 2018 Financing. After the modification, it was concluded that the present value of cash flows under the terms of the new debt instruments differ by at least 10% from the present value of the remaining cash flows under the terms of the original debt instruments (commonly referred to as the “10% cash flow test”). The Company concludes that these modified terms are considered substantially different from the original terms thus requiring extinguishment accounting. In accordance with ASC 470-50-40-17(a), the Company determined the new debt instrument’s value exceeded the extinguishment of the old debt instrument plus fees paid associated with the modification and recognized a loss on debt extinguishment in the amount of $1,059,870.

The modifications resulted in new debt instruments and the principal is summarized as follows:

Principal remaining on old debt modified	$3,400,000
Accrued interest on old debt modified	100,300
Additional proceeds	2,000,000
Original issue discount	105,265
Redemption premiums	525,045
Total new principal	$6,130,610

The Company paid issuances costs associated with the debt modifications in the amount of $70,000 and was recorded as additional debt discount. The amount calculated will be amortized as interest expense over the remaining term of the debt instrument using the interest method. In October 2018, the Company issued 222,224 shares valued at $100,000 as conversion of principal and interest. On December 4, 2018, the Company issued 552,912 shares at a fair market value of $238,758 as a conversion of principal and interest. As of December 31, 2018, the remaining period over which any discount will be amortized is nine months.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 — CONVERTIBLE NOTES PAYABLE (continued)

May 2018 Financing (continued)

Debt Modification of the May 2018 Financing executed on December 3, 2018 (continued)

These debentures as of December 31, 2018 are summarized as follows:

Remaining principal balance		$5,933,289
Debt discount incurred	$70,000
Amortization of debt discount	(22,693)
Un-amortized debt discount		47,307
Ending Balance – December 31, 2018		$5,885,982

Items charged to interest expense for the years ending December 31, 2018 and 2017 are:

	2018	2017
Contractual interest expense	$140,886	$-0-
Debt discount amortization	22,693	-0-
Total charged to interest expense	$163,579	$-0-

12 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	December 31,
	2018	2017
Current tax provision (benefit)
Federal	$—	$—
State	6,000	—
	6,000	—
Deferred tax provision (benefit)
Federal	(3,567,000)	21,269,000
State	(1,720,000)	(1,994,000)
Foreign	(127,000)	(885,000)
Change in valuation allowance	5,414,000	(18,390,000)
Income tax provision (benefit)	$6,000	$—

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — INCOME TAXES (continued)

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	December 31,
	2018	2017
Statutory Federal income tax rate	21.00%	34.00%
State and local taxes, net of Federal benefit	10.93	13.96
Permanent differences	4.35	(2.74)
Provision to return	1.40	1.21
IMT opening balance	(—)	(—)
Bargain purchase gain	(—)	36.65
Vislink opening balance	(—)	(36.65)
Invested earnings of foreign subsidiary	(0.14)	(8.30)
Change in federal and state statutory rate	(0.80)	(212.41)
Valuation allowance	(36.78)	174.28
Effective tax rate	(0.04)%	(—)%

Under the provisions of ASC 740, the Company may recognize the benefits of uncertain tax positions when it is more likely than not that the merits of the position(s) will be sustained upon audit by the relevant tax authorities. There were no uncertain tax positions taken or expected to be taken on a tax return that would be determined to be an unrecognized tax benefit recorded on the Company’s financial statements for the years ended December 31, 2018 or 2017. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2018	2017
Deferred Tax Assets
Federal R&D credit	$2,819,000	$2,819,000
Inventory	78,000	836,000
Allowance for bad debt	32,000	102,000
Compensation Related	3,000	120,000
Pension	6,000	33,000
Other Accruals	305,000	88,000
State Net operating losses	8,532,000	6,909,000
Federal Net operating losses	36,079,000	33,657,000
Property & Equipment	12,000	119,000
Stock Options	6,214,000	5,240,000
Other	834,000	623,000
Valuation Allowance	(53,573,000)	(48,159,000)
Total Deferred Tax Assets	1,341,000	2,387,000

Deferred Tax Liabilities
Property and Equipment	(215,000)	(197,000)
Intangibles	(1,080,000)	(1,567,000)
Inventory	—	(623,000)
Prepaid Expenses	(24,000)	—
Compensation Related	(22,000)	—
Total Deferred Tax Liabilities	(1,341,000)	(2,387,000)

Net Deferred Tax Asset/(Liability)	$—	$—

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — INCOME TAXES (continued)

As of December 31, 2018, the Company has federal net operating losses (“NOL”) of approximately $156.9 million that will expire beginning in 2027. The Company has federal NOLs of approximately $10.4 million that may be carried forward indefinitely. The Company also has state NOL carryforwards of $152.7 million which will expire beginning in 2027. In addition, the Company has foreign NOL carryforwards of approximately $5.5 million that generally do not expire except under certain circumstances. The Company also has research and development credits of approximately $2.8 million which will begin to expire in 2027. The years that remain open for review by taxing authorities are 2015 to 2018 for Federal, Foreign and State Income Tax returns.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into U.S. law. The Tax Act permanently reduces the U.S. statutory tax rate for corporations from 35% to 21% effective for tax years beginning after December 31, 2017, which affected the determination of deferred tax assets and liabilities as of December 31, 2017. The lower tax rate meant that the future tax benefits and expenses of the Company’s existing deferred tax assets and liabilities were revalued, as the tax benefits and expenses attributable to these assets and liabilities would be realized at a lower rate. The Company’s remeasurement of its U.S. deferred tax and liabilities based on the change in tax rate resulted in a tax expense of approximately $22.4 million, which has been fully offset by a corresponding remeasurement of the valuation allowance provided on the associated deferred tax assets and liabilities.

Effective for tax years beginning after December 31, 2017, the Tax Act includes a participation exemption system of taxation, which generally provides for 100% dividends received deduction on certain qualifying dividend distributions received by U.S. C-corporation shareholders from their 10% or more owned foreign subsidiaries. As a result of this new participation exemption system, it is generally anticipated that the Company should not be subject to additional U.S. federal income taxation on its future receipt of actual dividend income (as opposed to a deemed inclusion amounts under certain anti-deferral rules) from its foreign subsidiary.

In implementing a prospective participation exemption system, the Tax Act also imposed a one-time transition tax on a U.S. shareholder’s share of certain post-1986 earnings and profits of held specified foreign corporations where such earnings had not previously been subject to U.S. taxation (the “repatriation tax”). The net inclusion amounts attributable to a given specified foreign corporation is deemed distributed at the close of that specified foreign corporation’s last taxable year beginning before January 1, 2018. One of the Company’s subsidiaries is in the United Kingdom. However, the subsidiary’s operations generated an earnings and profits deficit. Accordingly, the Company did not incur a 2017 tax liability associated with a net inclusion amount and did not include a provision for the repatriation tax.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 — INCOME TAXES (continued)

For tax years beginning after December 31, 2017, the Tax Act provides for an additional tax on U.S. shareholders on foreign earnings of foreign subsidiaries denoted as global intangible low-taxed income (“GILTI”) whereby certain income earned by our foreign subsidiaries may be subject to U.S. taxation. Due to yearly variations in the factors giving rise to the income and related tax, the Company is unable to reasonably estimate the future impact of GILTI and any potential effect on the tax rate used to measure deferred tax assets and liabilities. Accordingly, the Company accounts for the tax in the year (if any) in which it is incurred. For the year ended December 31, 2018, the Company’s foreign subsidiary did not generate foreign earnings that would subject the Company to U.S. tax for GILTI.

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

For tax years beginning after December 31, 2017, the Tax Act introduced a new limitation on the deduction of interest expense whereby current year interest deductions are limited (among other limitations) to 30% of adjusted taxable income, with various modifications and exceptions. The Company does incur interest expense, and evaluates each year the impact, if any, of the new limitation.

The Company has not provided for deferred taxes and foreign withholding taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. In general, it is the Company’s practice and intention to reinvest the earnings of our foreign subsidiary in those operations. Generally, the earnings of our foreign subsidiary have become subject to U.S. taxation based on certain provisions in U.S. tax law such as the recently enacted territorial transition tax under section 965 and under certain other circumstances. Due to the complexities of the provisions introduced with the Tax Act, and the underlying assumptions that would have to be made, it is not practicable to estimate the amount of tax provision required to account for these foreign undistributed earnings. The Company will account for any additional expense or deduction in the year it is claimed. The Company will continue to review each year whether this treatment is appropriate.

The Company is currently not subject to any income tax examinations that would be material to the Company’s financial position or results of operations.

13 — DERIVATIVE LIABILITIES

Each of the warrants issued in connection with the August 2015 underwritten offering, the February 2016 Series B Preferred Stock Offering, the May 2016 financing, the July 2016 financing, the August 2017 underwritten offering, and the May 2018 financing have been accounted for as derivative liabilities as each of the warrants contain a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash.

The following are the key assumptions that were used in connection with the valuation of the warrants exercisable into common stock as of December 31, 2018 and 2017:

	Years Ended
	December 31,
	2018	2017
Number of shares underlying the warrants	4,928,152	968,080
Fair market value of stock	$0.31	$1.62
Exercise price	$0.45 to 13.79	$2.00 to 2,400
Volatility	118% to 149%	67% to 160%
Risk-free interest rate	2.46% to 2.51%	1.76% to 2.20%
Expected dividend yield	—	—
Warrant life (years)	0.1 to 4.41	0.8 to 3.55

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 — DERIVATIVE LIABILITIES (continued)

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended
	December 31,
	2018	2017
Beginning balance	$2,399,000	$1,183,000
Recognition of warrant liability on issuance dates	1,905,000	1,321,000
Change in fair value of derivative liabilities	(3,186,000)	(105,000)
Ending balance	$1,118,000	$2,399,000

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — PREFERRED STOCK (continued)

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 — PREFERRED STOCK (continued)

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY

Common Stock

For the year ending December 31, 2018

The Company transacted the following:

●	issued 2,083,136 shares of its common stock for employees, directors, consultants and other professionals for a total value of $1,793,336. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	recognized $3,728,154 of compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset as a credit to additional paid in capital.

●	issued 429,585 shares of its common stock in satisfaction of related party obligations valued at $240,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	issued 12,232 shares of common stock in satisfactions of amounts previously deferred for employee/consultant agreements in the amount of $19,081.

●	issued 276,796 shares of its common stock in satisfaction of accrued interest on a convertible promissory note valued at $180,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	reviewed the conversion features embedded in the May 2018 convertible promissory notes. We evaluated the beneficial conversion feature (“BCF”) and calculated a relative fair value in the amount of $193,877. On October 9, 2018, the Company evaluated a modification of the embedded conversion option and recognized an increase in the value of the BCF in the amount of $90,050. The amounts recognized are recorded as a charge to debt discount and offset as a credit to additional paid-in capital. The amounts charged to debt discount are amortized to interest expense using the interest method.

●	issued 775,184 shares of its common stock valued at $2,338,758 as payment towards outstanding convertible promissory notes. The value of the common stock issued was based on the fair value of the stock at time of issuance.

●	issued 302,655 shares of its common stock valued at $160,407 as the compensatory fee incurred for the October 9, 2018 debt modification. The value of the common stock issued was based on the fair value of the stock at time of issuance.

For the year ending December 31, 2017

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY (continued)

For the year ending December 31, 2017 (continued)

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

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

On March 16, 2017, the Board of Directors passed a motion to grant options to certain directors, employees, and advisors of the Company. Under the 2013 Stock Option Plan the Company issued 1,135,000 ten (10) year options, under the 2015 Incentive Compensation Plan, the Company issued 755,500 ten (10) year options, and under the 2016 Incentive Compensation Plan, the Company issued 1,665,000 ten (10) year options, totaling 3,555,500 (10) years options with an exercise price of $1.55 per share on March 24, 2017. The fair value of the options granted on March 24, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.90%, dividend yield of -0-%, volatility factor of 286.51% and the expected life of options is 6.00 years. The Company estimates forfeiture and volatility using historical information of our stock price.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period until exercise considering the contractual terms.  The Company has not paid dividends on common stock and no assumption of dividend payment is made in the model. The options vest at one third on March 24, 2018, one third on March 24, 2019 and one third on March 24, 2020.

On June 15, 2017, the Company held its Annual Meeting of Stockholders and the stockholders approved the proposal to establish the Company’s 2017 Incentive Compensation Plan.

On July 1, 2017, under the 2017 Incentive Compensation plan the Company issued 2,795,000 ten (10) years options to employees with an exercise price of $1.62 per share. The fair value of the options granted on July 1, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.84%, dividend yield of -0-%, volatility factor of 283.93% and the expected life of options is 6.00 years. The Company estimates forfeiture and volatility using historical information of our stock price.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period until exercise considering the contractual terms.  The Company has not paid dividends on common stock and no assumption of dividend payment is made in the model. The options vest at one third on July 1, 2018, one third on July 1, 2019 and one third on July 1, 2020.

On November 16, 2017, under the 2017 Incentive Compensation plan the Company issued 340,000 ten (10) years options to employees with an exercise price of $1.54 per share. The fair value of the options granted on November 16, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.98%, dividend yield of -0-%, volatility factor of 281.91% and the expected life of options is 6.00 years. The Company estimates forfeiture and volatility using historical information of our stock price.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period until exercise considering the contractual terms.  The Company has not paid dividends on common stock and no assumption of dividend payment is made in the model. The options vest at one third on November 16, 2018, one third on November 16, 2019 and one third on November 16, 2020.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY – (continued)

Stock Options — Equity Incentive Plans (continued):

Effective, April 30, 2018, the Board of Directors by unanimous written consent, approve of the immediate vesting of all remaining options for employees who were terminated on April 30, 2018 and June 25, 2018.

During the years ended December 31, 2018 and 2017, the Company recorded approximately $3,728,000 and $2,209,125, respectively as stock compensation expense from the amortization of stock options issued, of which $0.8 million was the expense for accelerating the vesting of the remaining options for terminated employees.

The weighted average fair value of options granted during the years ended December 31, 2018 and 2017 was $0.89 and $1.58, respectively. Each option is estimated on the date of grant, using the Black-Scholes model and the following assumptions (all in weighted averages):

	2018	2017
Exercise price	$0.89	$1.58
Volatility	148.71%	285.27%
Risk-free interest rate	2.63%	1.88%
Expected dividend yield	0%	0%
Expected term (years)	6	6

The risk-free rate is based on the rate for the U.S. Treasury note over the expected term of the option. The expected term for employees represents the period that options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on London Stock Exchange’s Alternative Investment Market to the date of the grant.

As of December 31, 2018, the weighted average remaining contractual life was 8.41 years for options outstanding and 8.34 years for options exercisable. The intrinsic value of options exercisable at December 31, 2018 was $0.

As of December 31, 2018, the remaining stock compensation expense is approximately $3.34 million over the remaining amortization period which is 1.47 years. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock and no assumption of dividend payment(s) is made in the model.

A summary of the status of the Company’s stock option plan for the year ended December 31, 2018 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, January 1, 2018	6,550,500	$1.58
Options granted	220,000	$0.89
Options exercised	-0-	$-0-
Options cancelled/expired	(913,332)	$(1.58)
Outstanding, December 31, 2018	5,857,168	$1.55

Exercisable, December 31, 2018	2,537,194	$1.57

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY – (continued)

Stock Options — Equity Incentive Plans (continued):

A summary of the status of the Company’s stock option plan for the year ended December 31, 2018 is as follows (continued):

	Common stock issuable upon exercise of options outstanding			Common stock issuable upon options exercisable
Range of exercise prices	Options Outstanding (in shares)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable (in shares)	Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price
$0 to $46,202	5,857,168	8.41	$1.55	2,537,194	8.34	$1.57

Warrants:

The following table sets forth common share purchase warrants outstanding as of December 31, 2018:

	Quantity of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	8,695,273	$5.50
Warrants granted	3,200,000	$1.00
Warrants exercised	-0-	$-0-
Warrants cancelled/expired	(23,460)	$ (1,105.00)
Outstanding, December 31, 2018	11,871,813	$1.98

Exercisable, December 31, 2018	11,871,813	$1.98

During the year ended December 31, 2018, the Company granted 3,200,000 warrants, no warrants were exercised, and 23,460 warrants were cancelled or expired. The weighted average exercise prices of warrants outstanding at December 31, 2018 is $1.98 with a weighted average remaining contractual life of 3.35 years. As of December 31, 2018, these outstanding warrants contained no intrinsic value.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 — STOCKHOLDERS’ EQUITY – (continued)

Warrants (continued):

Common Stock Issuable Upon Exercise of Warrants Outstanding						Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices		Number Outstanding at 12/31/18	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Number Exercisable at 12/31/18	Weighted Average Exercise Price
$	*0.45	1,037,288	2.55	$	*0.45	1,037,288	$0.45
	$1.00	3,200,000	4.41		$1.00	3,200,000	$1.00
	$2.00	6,512,475	3.02		$2.00	6,512,475	$2.00
	$2.50	982,989	3.09		$2.50	982,989	$2.50
	$8.40	20,833	2.82		$8.40	20,833	$8.40
	$13.79	116,666	2.38		$13.79	116,666	$13.79
	$420.00	-0-	0.00		$420.00	-0-	$420.00
	$1,380.00	1,209	1.10		$1,380.00	1,209	$1,380.00
	$2,400.00	353	1.15		$2,400.00	353	$2,400.00
		11,871,813	3.35		$1.98	11,871,813	$$1.98

*represents group of warrants repriced to $0.45 from $6.85

16 — COMMITMENTS AND CONTINGENCIES

Leases:

For the year ending December 31, 2018, the Company’s leasing arrangements gave rise to operating lease agreements for office space, deployment sites and storage warehouses, both domestically and internationally. The operating leases contain various lease terms and provisions with remaining lease commitments between 5 months and 6 years as of December 31, 2018. During the years ended December 31, 2018 and 2017, the Company sublet a portion of its space under operating leases at The Fairways and Hemel locations. The Company incurred rent expense aggregating to approximately $1,466,000 and 1,509,000, offset by sublet income of $146,000 and $112,000, for the years ended December 31, 2018 and 2017, respectively.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16 — COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued):

The table below lists location and lease expiration dates from 2019 through 2025:

Location	Lease End Date	Approximate Future Payments
Colchester, U.K. – The Fairways	Jun 2020	$301,227
Colchester, U.K. – Waterside House	May 2025	1,673,513
Anaheim, CA	Jul 2021	79,068
Billerica, MA	May 2021	1,065,402
Hemel, UK	Oct 2020	333,293
Singapore	Aug 2020	55,021
Hackettstown, NJ	Apr 2020	122,302
Dubai, United Arab Emirates	Jun 2019	10,994
Sunrise, Florida	May 2019	40,275

Sublets:
Colchester, UK – The Fairways	Mar 2020	$69,000
Hemel, UK	Oct 2020	167,000

The Company’s total obligation of minimum future annual rentals, exclusive of real estate taxes and related costs, is approximately as follows:

Year Ending December 31,	Amount
2019	1,299,000
2020	1,043,000
2021	469,000
2022	268,000
2023	268,000
Thereafter	335,000
$3,682,000

Sublets:
2019	$146,000
2020	90,000
$236,000

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the years ended December 31, 2018 and 2017, the Company did not have any material legal actions pending.

Delisting Notice:

On May 17, 2018 the Company, received a written notification from The Nasdaq Stock Market LLC (“NASDAQ”) indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(a)(2) as Company’s closing bid price was below $1.00 per share for the previous 30 consecutive business days.

Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a 180-day compliance period, or until November 13, 2018, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on NASDAQ.

The Company was afforded a second 180 calendar day grace period by NASDAQ to regain compliance with the minimum bid price requirements. If the Company does not regain compliance by May 13, 2019, NASDAQ will provide notice that the Company’s shares of common stock will be subject to delisting.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16 — COMMITMENTS AND CONTINGENCIES (continued)

Pension:

The Company at its discretion may make matching contributions to the 401(k) plan its employees participate in. For the years ended December 31, 2018 and 2017, the Company made matching contributions of $27,000 and $67,000, respectively.

The Company currently operates a Group Personal Pension Plan in its U.K. subsidiary and funds are invested with Royal London. U.K. employees are entitled to join the plan to which the Company contributes varying amounts subject to status. In addition, the Company operates a stakeholder pension scheme in the U.K. For the years ended December 31, 2018 and 2017, the Company made matching contributions of $236,000 and $169,000, respectively.

17 — CONCENTRATIONS

During the year ended December 31, 2018, the Company did not experience sales to one customer in excess of 10% of the Company’s total consolidated sales. During the year ended December 31, 2017, the Company recorded sales to one customer in the amount of $5.5 million (12%) in excess of the Company total consolidated sales.

At December 31, 2018, The Company did not have a customer with amounts due in excess of 10% of the Company’s total consolidated accounts receivable. At December 31, 2017, approximately 33% of net accounts receivable was due from two customers broken down individually as follows: $1,634,000 (20%) and $1,073,000 (13%).

During the year ended December 31, 2018, approximately 27% of the Company’s inventory purchases were generated from two vendors as follows: $2,165,000 (12%) and $2,596,000 (15%). During the year ended December 31, 2017, approximately 33% of the Company’s inventory purchases originated from two vendors as follows: $5,056,000 (18%) and $4,180,000 (15%).

During the years ended December 31, 2018 and 2017, the Company recorded accounts payable to a single vendor in the amount of $0.8 million (12%) and $-0-, respectively.

18 – GEOGRAPHICAL INFORMATION

The Company has one operating segment and the decision-making group is the senior executive management team.

	Year Ended	Year Ended
	December 31, 2018	December 30, 2017
Revenue:
North America	$17,686,000	$19,900,000
South America	1,185,000	6,933,000
Europe	11,569,000	11,451,000
Asia	4,880,000	5,105,000
Rest of World	2,974,000	4,435,000
	$38,294,000	$47,824,000

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Long-Lived Assets:
United States	$5,637,000	$5,700,000
United Kingdom	1,150,000	4,431,000
	$6,787,000	$10,131,000

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19 — RELATED PARTY TRANSACTIONS

MB Technology Holdings, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company for a monthly fee of $25,000. The Management Agreement was effective January 1, 2014. The Company incurred fees related to the Management Agreement for the years ended December 31, 2018 and 2017 of $300,000 each year, respectively. Roger Branton, the Company’s Chief Executive Officer, Chief Financial Officer and director, and George Schmitt, the Company’s director and former Chief Executive Officer and Executive Chairman of the Board, are directors of MBTH, and Richard Mooers, a director of the Company, is also a director of MBTH.

The Company has agreed to award MBTH a 3% cash success fee if MBTH arranges financing, a merger, consolidation or sale by the Company of substantially all its assets. The Company incurred approximately $0 and $96,000 for fees associated with financings during the years ended December 31, 2018 and 2017, respectively. In addition, during the years ended December 31, 2018 and 2017, Company’s Board of Directors approved an additional $48,000 and $54,000 in fees, respectively, to be paid to MBTH as consideration for additional efforts provided by MBTH in connection with the Company’s financing and acquisition efforts. The Company recorded these fees in general and administrative expenses on the accompanying Consolidated Statement of Operations.

On November 29, 2016, the Company and MBTH entered into an acquisition services agreement (the ‘‘M&A Services Agreement’’) pursuant to which the Company engaged MBTH to provide services in connection with merger and acquisition searches, negotiating and structuring deal terms and other related services. The M&A Services Agreement incorporates by reference the terms of the Management Agreement, as well as the Company’s agreement with MBTH on January 12, 2013 to pay MBTH a 3% success fee (the ‘‘3% Success Fee’’) on any financing arranged for the Company, merger or consolidation of the Company or sale by the Company of substantially all its assets. The M&A Services Agreement has the following additional terms:

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

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19 — RELATED PARTY TRANSACTIONS (continued)

MB Technology Holdings, LLC (continued)

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

During the year ended December 31, 2017, the Company recorded $265,000 as the Fair Market Value (“FMV”) of the warrant paid to MBTH in connection with the closing of the Vislink acquisition as per the M&A Services Agreement. The Company recorded these fees in general and administrative expenses on the accompanying Consolidated Statement of Operations.

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

During the year ended December 31, 2018, the Company did not incur any fees pursuant to the M & A Services Agreement.

During the years ended December 31, 2018 and 2017, the Company accrued an additional $24,000 and 94,000, respectively, for rent expense in the due to related party balance owed to MBTH. Effective May 1, 2018, MBTH assumed the liability of the office rent for the Company’s executive offices in Sarasota, Florida.

During the year ended December 31, 2018 and 2017, the Company issued 429,585 and 140,252 shares of common stock to MBTH in settlement of amounts due of $240,000 each year, respectively. In addition, during the year ended December 31, 2018 and 2017, the Company repaid $769,000 and $1,724,000 in amounts due to MBTH in cash, respectively. The balance outstanding to MBTH as of December 31, 2018 and 2017 is $361,000 and $998,000, respectively and has been included in due to related parties on the Consolidated Balance Sheets.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19 — RELATED PARTY TRANSACTIONS (continued)

George Schmitt – Related Party

George Schmitt, the Company’s director and former Chief Executive Officer and Executive Chairman of the Board earned an annual salary of $87,500 in fiscal year 2018 and $300,000 for fiscal year 2017, respectively receiving all his compensation in shares of the Company’s common stock.

20 — PRIOR PERIOD FINANCIAL STATEMENT REVISION

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

The effects of the correction of immaterial errors on our Consolidated Financial Statements were as follows (in thousands):

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

21 — SUBSEQUENT EVENTS

Shares Issued for Services

From January 1, 2019 to March 31, 2019, the Company issued a total of 401,550 shares of common stock with a grant date fair value of $158,000 to employees, directors, consultants and general counsel in lieu of paying cash for their services.

From January 1, 2019 to March 31, 2019, the Company issued a total of 27,174 shares of common stock to MBTH in settlement of amounts due of $10,000.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21 — SUBSEQUENT EVENTS (continued)

On February 11, 2019, the Company has changed its name to Vislink Technologies, Inc.

Effective January 1, 2019, a new related party agreement (the “MBMG Agreement”) became effective between the Company and MB Merchant Group, LLC (“MBMG”). This agreement supersedes the previous one with MBTH. MBMG, the founding entity of MBTH, agrees to provide services in connection with, and Vislink Technologies agrees to compensate MBMG on a success basis for future mergers and acquisitions beginning January 1, 2019. In consideration for MBMG’s services hereunder, the Company agrees to compensate MBMG as follows:

A. Fees.

a. Acquisition Fee. The Company agrees to pay MBMG an acquisition fee comprised of the greater of $250,000 or 6% of the total acquisition price for all deals where the total consideration for the acquisition paid by Vislink Technologies is less than $10 million. For deals which are $10 million to $100 million, Vislink Technologies will pay MBMG a fee of $600k (for the first $10 million) plus a 4% fee of the excess value over $10 million. For deals which are $100 million to $400 million, Vislink Technologies will pay MBMG a fee of $4.2 million (for the first $100 million) plus a 2% fee of the excess over $100 million. For deals which are over $400 million, Vislink Technologies will pay MBMG a fee of $10.2 million plus a 1.1% fee of the excess over $400 million.

b. Due Diligence Fee. MBMG will receive a success-based due diligence fee of $250,000, only on successfully closed deals, in addition to any other fees.

c. Waiver of Finance Fee. The 3% finance fee shall be waived on a case by case basis whenever an acquisition fee is more than $1m. The waiver should be for that part of the financing which is for the acquisition and should not relate to any additional fees raised for Vislink Technologies above the acquisition price. And such 3% fee is hereby amended and changed to 2% beginning January 1, 2019.

d. Additional Incentive Fee. Should Vislink Technologies engage an external, independent advisor to value the acquisition, and the result is a higher value than the price MBMG negotiated (a “Bargain Purchase Gain”), then MBMG will receive an additional fee of 5% of such gain. This is to further incent MBMG to help Vislink Technologies achieve the best value in acquisitions.

B. Expenses. The Company will be responsible for (1) fees and expenses, if any, charged by any lender, or other sources of financing; (2) fees, expenses or commissions, if any, payable to finders or to any legal, accounting, tax, surveyors, engineers and other professionals or advisors used or retained by the Company in connection with this engagement; (3) reasonable out-of-pocket expenses incurred in direct connection with the services to be rendered by MBMG hereunder, including but not limited to transportation, meals and lodging, telephone and courier charges; and (4) for such legal fees as are required to furnish the services contemplated hereunder, provided however that any such legal fee is first approved by the Company before being incurred.

C. Payment Terms. Where possible, 50% of the acquisition fee shall be paid at closing and, in any case, not later than 30 days following closing and 25% will be due 3 months following closing, with the final 25% due 6 months following closing.

D. Partial Conversion Option. MBMG shall have the option to convert up to 50% of its fees into common shares of Vislink Technologies so long as the receivable remains outstanding. The conversion price will be fixed at 110% of the price of the shares on the day of closing or the price in connection with any acquisition financing, whichever is lower. Provided MBMG converts at least 25% of its fees, then Vislink Technologies agrees to register all of shares in Vislink Technologies held by MBMG.

VISLINK TECHNOLOGIES, INC. (f/k/a xG TECHNOLOGY, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21 — SUBSEQUENT EVENTS (continued)

E. Block Purchase Option. Vislink Technologies previously agreed to grant MBTH a five-year nondilutive option to acquire up to 25% of Vislink Technologies shares at $2.10 based on the number of shares outstanding as of such option exercise. MBMG and MBTH have separately agreed to split that option effective January 1, 2019. This split will be based on ownership in MBTH on December 30, 2018 and provided that MBMG be willing to accept this assignment to continue such M&A services to Vislink Technologies as evidenced by its signature on this agreement. Vislink Technologies agrees to allow both MBTH and MBMG to amend the strike price of said options based on any financing done in 2019 and such reset to be at the lowest and same price as Vislink Technologies may do in any of its 2019 financings. This is in return for continuing to perform the services in connection herewith, and in recognition of the present pricing issues Vislink Technologies has faced in the capital markets, which were not caused by MBMG, and where the value of this option was unintentionally impacted, and where Vislink Technologies recognizes the continued importance of M&A’s to its future success and as part of completing Vislink Technologies ’s turnaround, recapitalization and reorganization consistent with its needs going forward.

F. Consulting Fee. Vislink Technologies previously paid MBTH a $25,000 per month consulting fee as a part of its services. Henceforth, such fee will be increased to $50,000; and Vislink Technologies at its sole discretion will have the option to credit such fees against future acquisition fees due each year to the extent it deems that appropriate based on all services received from MBMG. It should be pointed out that MBTH, and now MBMG, had been allowing substantial fees to be in arrears for going on two years now since the Vislink transaction and as a way to further help Vislink Technologies manage some of its historical cash flow challenges. MBMG will continue to work with Vislink Technologies where necessary and requested by Vislink Technologies for its management of cash flow; but with a hope that this can be cleaned up in 2019 and put back in current standing.

G. Term. The MBMG Agreement shall be effective as of January 1, 2019 and shall automatically renew annually thereafter until sooner terminated by either party on thirty (30) days prior written notice. In the event of termination, including though not limited to, in connection with a change of control of Vislink Technologies, the provisions of Sections II and III of the Agreement shall survive.

If this MBMG Agreement expires or is terminated by the Company for any reason and the Company (and/or any of its subsidiaries or affiliates) consummates, or enters in to an agreement in principle to engage in (and subsequently closes at any time) any Transaction prior to the date that is twelve months after such expiration or termination date (the “Tail Period”) MBMG shall be entitled to receive its Transaction Fee upon the consumption of such Transaction as if no such expiration or termination had occurred.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (2)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (25)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (16)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (12)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (17)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (16)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (23)
3.1(i)(h)	Amendment to Certificate of Incorporation filed June 10, 2016 (20)
3.1(i)(i)	Certificate of Designation of Series E Convertible Preferred Stock (24)
3.1(i)(j)	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 11, 2019(39)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering (10)
4.6	Form of Warrant issued in February 11, 2015 Offering (11)
4.7	Form of Warrant issued in February 24, 2015 Offering (12)
4.8	Form of 8% Convertible Note (13)
4.9	Form of Series A Warrant for the August 2015 Offering (14)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (14)
4.11	Form of Series C Warrant for the August 2015 Offering (14)
4.12	Form of Series D Warrant for the August 2015 Offering (14)
4.13	Form of 5% Convertible Note (15)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(18)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (18)
4.16	Form of Warrant (19)
4.17	Form of Vislink Promissory Note (27)
4.18	Form of Underwriters’ Warrant for February 2017 Offering (28)
4.19	Form of Warrant for August 2017 Offering (31)
4.20	Form of 6% Senior Secured Convertible Debenture(36)
4.21	Form of Common Stock Purchase Warrant(36)
4.22	Form of Amended and Restated 6% Senior Secured Debenture(37)
4.23	Form of Second Amended and Restated 6% Senior Secured Debenture(38)
4.24	Form of 10% Senior Secured Convertible Debenture(38)
10.1	2013 Long Term Incentive Plan (7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	2004 Option Plan (7)
10.4	2005 Option Plan (7)
10.5	2006 Option Plan (7)
10.6	2007 Option Plan (7)
10.7	2009 Option Plan (7)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.9	Sunrise Office Lease (7)
10.10	Care21 Agreement (7)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)

10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (9)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (10)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (11)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (12)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (13)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (25)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (15)
10.21	Form of Securities Purchase Agreement (15)
10.22	$1,500,000 Initial Payment Note from the Company to IMT (15)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (19)
10.24	2015 Employee Stock Purchase Plan (21)
10.25	2015 Incentive Compensation Plan (21)
10.26	2016 Employee Stock Purchase Plan (22)
10.27	2016 Incentive Compensation Plan (22)
10.28	Deed of Variation to Business Purchase Agreement by and between the Company, Vislink PLC, Vislink International Limited and Vislink Inc., dated January 13, 2017 (26)
10.29	Settlement Agreement between the Company and the Holders thereto, dated January 13, 2017 (26)
10.30	Security Agreement, dated February 2, 2017, between the Company and the Vislink Sellers (27)
10.31	Service Agreement between James Walton and Vislink International Limited, dated October 19, 2015 (29)
10.32	Purchase Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.33	Registration Rights Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.34	Securities Purchase Agreement, dated August 15, 2017, between the Company and the Purchasers thereto (31)
10.35	Amendment to 2016 Employee Stock Purchase Plan(33)
10.36	Amendment to 2016 Incentive Compensation Plan(34)
10.37	2017 Incentive Compensation Plan(35)
10.38	Form of Securities Purchase Agreement, dated May 29, 2018, by and among the Company and the purchaser signatories thereto(36)
10.39	Form of Security Agreement, dated Mya 29, 2018, by and among the Company and each of the secured parties thereto(36)
10.40	Form of Subsidiary Guarantee, dated May 29, 2018, by and among the Company, the purchasers under the Securities Purchase Agreement, and each of the Company’s subsidiaries(36)
10.41	Form of Registration Rights Agreement, dated May 29, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement(36)
10.43	Form of Voting Agreement, each dated May 29, 2018, between the Company and each purchaser under the Securities Purchase Agreement (36)
10.44	Form of Securities Purchase Agreement, dated December 3, 2018, by and among the Company and the purchaser signatories thereto(38)
10.45	Form of Security Agreement, dated December 3, 2018, by and among the Company and each of the secured parties thereto(38)
10.46	Form of Subsidiary Guarantee, dated December 3, 2018 executed by each of the Company’s subsidiaries(38)
10.47	Form of Registration Rights Agreement, dated December 3, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement, dated December 3, 2018(38)
10.48	Form of Voting Agreement, each dated December 3, 2018, executed by each purchaser under the Securities Purchase Agreement , dated December 3, 2018(38)
14.1	Code of Ethics(32)
23.1	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Previously filed
(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(21)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(22)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(23)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(24)	Filed as an Exhibit on Current Report on From 8-K with the SEC on December 27, 2016.
(25)	Filed as an Exhibit on Current Report on From 8-K with the SEC on July 20, 2015.
(26)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 19, 2017.
(27)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(28)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(29)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 23, 2017.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 23, 2017.
(31)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(32)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.
(33)	Filed as Appendix D on Definitive Schedule 14A with the SEC on May 22, 2017
(34)	Filed as Appendix E on Definitive Schedule 14A with the SEC on May 22, 2017
(35)	Filed as Appendix F on Definitive Schedule 14A with the SEC on May 22, 2017
(36)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(37)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(38)	Filed as an Exhibit on Current Report on Form 8-K/A with the SEC on December 4, 2018.
(39)	Filed an Exhibit on Current Report on Form 8-K/A with the SEC on February 26, 2019.

