Form 10-Q
period 2019-03-31
Vislink Technologies, Inc.
filed 2019-05-15
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock par value $0.00001 per share	VISL	The Nasdaq Stock Market LLC

The number of shares of the Registrant’s common stock outstanding as of May 15, 2019 is 1,929,537.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$324	$2,005
Accounts receivable, net	5,531	6,191
Inventories, net	12,716	13,050
Prepaid expenses and other current assets	875	780
Total current assets	19,446	22,026
Right of use assets, operating leases	2,665	—
Property and equipment, net	1,957	2,096
Intangible assets, net	4,255	4,691
Total assets	$28,323	$28,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,985	$7,072
Accrued expenses	2,442	2,112
Convertible promissory notes, net of discount of $10 and $16, respectively	321	400
Operating lease obligations, current	1,029	—
Due to related parties	276	361
Customer deposits and deferred revenue	1,521	1,574
Derivative liabilities	1,192	1,118
Total current liabilities	12,766	12,637
Convertible promissory notes, net of discount of $31 and $47, respectively	5,902	5,886
Operating lease obligations, net of current portion	1,712	—
Total liabilities	20,380	18,523
Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 1,923,472 and 1,877,698 shares issued and 1,923,471 and 1,877,697 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid in capital	245,338	244,562
Accumulated other comprehensive income	242	275
Treasury stock, at cost – 1 share at March 31, 2019 and December 31, 2018, respectively	(22)	(22)
Accumulated deficit	(237,615)	(234,525)
Total stockholders’ equity	7,943	10,290
Total liabilities and stockholders’ equity	$28,323	$28,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue, net	$8,206	$9,733
Cost of revenue and operating expenses
Cost of components and personnel	4,127	4,790
Inventory valuation adjustments	47	113
General and administrative expenses	5,183	5,832
Research and development expenses	926	2,442
Amortization and depreciation	589	887
Total cost of revenue and operating expenses	10,872	14,064
Loss from operations	(2,666)	(4,331)
Other (expense) income
Changes in fair value of derivative liabilities	(74)	609
Interest expense	(350)	(47)
Total other (expense) income	(424)	562
Net loss	$(3,090)	$(3,769)
Basic and diluted loss per share	$(1.62)	$(2.52)
Weighted average number of shares outstanding:
Basic and diluted	1,906	1,495
Comprehensive loss:
Net loss	$(3,090)	$(3,769)
Unrealized (loss) gain on currency translation adjustment	(33)	437
Comprehensive loss	$(3,123)	$(3,332)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT SHARE DATA)

							Accumulated
	Series D				Additional		Other
	Preferred Stock		Common Stock		Paid In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, January 1, 2019	—	$—	1,877,698	$—	$244,562	$(22)	$275	$(234,525)	$10,290
Net loss	—	—	—	—	—	—	—	(3,090)	(3,090)
Unrealized loss on currency translation adjustment	—	—	—	—	—	—	(33)		(33)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	17,984	—	66	—	—	—	66
Compensation awards previously accrued	—	—	19,631	—	71	—	—	—	71
Conversion of amounts due to related parties	—	—	8,159	—	30	—	—	—	30
Stock-based compensation	—	—		—	609	—	—	—	609
Balance, March 31, 2019	—	$—	1,923,472	$—	$245,338	(22)	$242	(237,615)	$7,943

							Accumulated
	Series D				Additional		Other
	Preferred Stock		Common Stock		Paid In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, January 1, 2018	—	$—	1,489,739	$—	$237,140	$(22)	$354	$(219,845)	$17,627
Net loss	—	—	—	—	—	—	—	(3,769)	(3,769)
Unrealized gain on currency translation adjustment	—	—	—	—	—	—	83		83
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	4,375	—	68	—	—	—	68
Compensation awards previously accrued	—	—	1,223	—	19	—	—	—	19
Conversion of amounts due to related parties	—	—	641	—	10	—	—	—	10
Stock-based compensation	—	—		—	815	—	—	—	815
Balance, March 31, 2018	—	$—	1,495,978	$—	$238,052	(22)	$437	(223,614)	$14,853

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities
Net loss	$(3,090)	$(3,769)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	609	815
Payment made in stock (payroll and consultants)	66	68
Stock issuance commitments	45	90
Inventory valuation adjustments	47	113
Right-of-use assets, net	50	—
Depreciation and amortization	589	887
Change in fair value of derivative liabilities	74	(609)
Amortization of debt discount	22	—
Changes in assets and liabilities
Accounts receivable	738	1,795
Inventory	458	(1,213)
Prepaid expenses and other current assets	(84)	(230)
Accounts payable	(1,297)	(827)
Accrued expenses and interest expense	336	304
Deferred revenue and customer deposits	(72)	269
Due to related parties	(55)	(45)
Net cash used in operating activities	(1,564)	(2,352)
Cash flows used in investing activities
Acquisition of property and equipment	(39)	(30)
Net cash used in investing activities	(39)	(30)
Cash flows used in financing activities
Principal payments of convertible promissory notes	(85)	—
Principal payments made on of capital lease obligations	—	(11)
Net cash used in financing activities	(85)	(11)
Effect of exchange rate changes on cash	7	49
Net decrease in cash	(1,681)	(2,344)
Cash, beginning of period	2,005	2,799
Cash, end of period	$324	$455

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8	$—
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of non-cash information:
Common stock issued in connection with:
Services previously accrued	$71	$19
Settlement of amounts due to related parties	30	10
Right-of-use assets and operating lease obligations recognized (Note 5):
Operating lease assets	2,899	—
Operating lease liabilities	2,955	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The overarching strategy of Vislink Technologies, Inc. (“Vislink Technologies,” the “Company,” “we,” “our” or “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. Vislink Technologies’ business lines include the main brands Integrated Microwave Technologies LLC (“IMT”) and Vislink Communications Systems (“Vislink” or “VCS”). There is considerable brand interaction, due to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities.

IMT:

IMT develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, which has allowed IMT to develop integrated solutions that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2019. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2019, the results of its operations and cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2019 may not be indicative of results for the year ending December 31, 2019.

Principles of Consolidation

The accompanying consolidated financial statements and related notes thereto were prepared in conformity with GAAP include the accounts of Vislink Technologies and its wholly-owned subsidiaries, IMT and Vislink, since the date the acquisitions of IMT and Vislink were completed. All material intercompany balances and transactions are eliminated in consolidation.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

Change in accounting principle

In February 2016, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the balance sheet. We have adopted ASU 2016-02 on January 1, 2019 using a modified retrospective transition approach which applies the new standard to all leases existing at the date of initial application. We have also elected to adopt the transitional package of practical expedients as prescribed by Accounting Standards Codification (“ASC”) 842. Accordingly, we are continuing to account for our existing operating leases as operating leases under the new guidance, without reassessing whether the contracts contain a lease under ASC 842 or whether the classification of the operating leases would be different under ASC 842. All our rentals at the adoption date were operating leases for facilities and did not include any non-lease components.

As a result of the adoption of ASU 2016-02, on January 1, 2019, we recognized a lease liability of approximately $3.0 million, with corresponding right-of- use (“ROU”) assets of $2.9 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, less accrued rent of approximately $0.06 million. There are no changes to our previously reported results before January 1, 2019. Lease expense is not expected to change materially as a result of the adoption of ASU 2016-02.

Inventories

Inventory is recorded at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory valuation adjustments are included on the face of the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.

Revenue Recognition

Change in accounting principle

We transitioned to the FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) from ASC Topic 605, Revenue Recognition on January 1, 2019. Our transition to ASC 606 represents a change in accounting principle. ASC 606 eliminates industry-specific guidance and provides a single model for recognizing revenue from contracts with customers. The core principle of ASC 606 is that a reporting entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the reporting entity expects to be entitled for the exchange of those goods or services. We adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. Under the modified retrospective transition method, an entity compares the revenue recognized from contract inception up to the date of initial application to the amount that would have been recognized if it had applied ASC 606 since contract inception. The difference between those two amounts would be accounted for as a cumulative effect adjustment and recognized on the date of initial application. The adoption of ASC 606 did not have an impact on the recognition of revenue and no cumulative effect adjustment was recorded.

The Company generates all its revenue from contracts with customers. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised goods or services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services.

The Company determines revenue recognition through the following steps:

1.	identification of the contract, or contracts, with a customer;
2.	identification of the performance obligations in the contract;
3.	determination of the transaction price;
4.	allocation of the transaction price to the performance obligations in the contract; and
5.	recognition of revenue, when, or as, we satisfy a performance obligation.

At contract inception, the Company assesses the goods and services promised in our contracts with customers and identifies a performance obligation for each. To determine the performance obligations, the Company considers all the products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration we expect to receive in exchange for transferring goods and services. Excluded from income are the sales value added taxes, and other charges we collect concurrent with revenue-producing activities.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to non-employees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to non-employees under Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements.

Convertible Debt Instruments

The Company records debt net of debt discounts for beneficial conversion features and warrants, on either a relative fair value or fair value basis depending on the respective accounting treatment of each instrument. Beneficial conversion features are recorded pursuant to the Beneficial Conversion (“BCF”) and Debt Topics of the FASB ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discounts with corresponding entries to derivative liability and additional paid-in-capital. Costs paid to third parties (e.g., legal fees, printing costs, placement agent fees) that are directly related to issuing the debt and that otherwise wouldn’t be incurred, are treated as a direct deduction of the debt liability. Debt discount and issuance costs are generally amortized and recognized as additional interest expense in the statement of operations over the life of the debt instrument using the effective interest method.

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

Loss Per Share

The Company reports loss per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic loss per share of common stock is calculated by dividing net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	610	638
Convertible debt	1,352	4
Warrants	1,187	870
	3,149	1,512

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

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs consist of items that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1 –	Quoted prices in active markets for identical assets or liabilities. There are no fair valued assets or liabilities classified under Level 1 as of March 31, 2019.

Level 2 –	Observable prices that are based on inputs not quoted on active markets but corroborated by market data. There are no fair valued assets or liabilities classified under Level 2 as of March 31, 2019.

Level 3 –	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 7).

Foreign Currency and Other Comprehensive (Loss)/Income

The functional currency of our foreign subsidiary is typically the applicable local currency which is British Pounds. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using an average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive (loss)/income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The foreign currency exchange gains and losses are included as a component of general and administrative expenses, in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Net foreign exchange transactions:
Gains (losses)	$89,000	$(3,600)

Accumulated comprehensive income:
Increases (decreases)	$(33,000)	$83,000

The exchange rates adopted for the foreign exchange transactions are the rates of exchange as quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. Translation of amounts from British Pounds into US Dollars was made at the following exchange rates for the respective periods:

●	As of March 31, 2019 – British Pounds $1.3023 to US Dollars $1.00.

●	Average rate for the three months ended March 31, 2019 – British Pounds $1.30196 to US Dollars $1.00.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Quarterly Report, and determined that no events have occurred that have not been disclosed elsewhere in the notes to the condensed consolidated financial statements (unaudited) that would require adjustments to disclosures in the condensed consolidated financial statements (unaudited), except as disclosed herein (see Note 12).

Recently Issued Accounting Standards

In March 2019, the FASB issued ASU 2019-01 “Leases (Topic 842) Codification Improvements” (“ASU 2019-01”). This update amends the following items brought to the FASB’s attention through those interactions with stakeholders:

●	Determining the fair value of the underlying assets by lessors that are not manufacturers or dealers.
●	Presentation on the statement of cash flows—sales-type and direct financing leases.
●	Transition disclosures related to Topic 250, Accounting Changes and Error Corrections.

The effective date of those amendments of ASU 2019-01 is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for any of the following: (1) a public business entity, (2) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) an employee benefit plan that files financial statements with the SEC. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. The adoption of ASU 2019-01 is not expected to have a material impact on our results of operations, financial position or liquidity or our related financial statement disclosures.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through the realization of assets, and the settling of liabilities in the ordinary course of business. The Company had $0.3 million in cash on the balance sheet at March 31, 2019. The Company had working capital and an accumulated deficit of $6.7 million and $237.6 million, respectively, at March 31, 2019. Additionally, the Company had a loss from operations in the amount of approximately $2.7 million and cash used in operating activities of $1.6 million for the three months ended March 31, 2019

In fiscal year 2018, the Company implemented a cost reduction initiative which resulted in approximately $8.2 million in annual savings. The Company affected these reductions by phasing out a business division which scaled down payroll and associated benefits and other supporting expenses. The Company realized an additional $1.3 million of savings primarily related to facilities consolidation and severance. During fiscal year 2018, the Company procured a secured financing arrangement which netted $5.6 million in net proceeds to secure its cash position for current and future operating expenses. The Company has historically experienced lower first-quarter revenues usually offset by high one-time costs. The Company disbursed cash received from fourth quarter 2018 revenue to pay suppliers during the three months ended March 31, 2019. The Company incurred costs of $100,000 for the balance of costs incurred as a result of the elimination of the xMax and Federal divisions in fiscal year 2018, $65,000 in audit fees, and $60,000 for a special stockholder meeting that was abandoned during the three months ended March 31, 2019.

The Company is attempting to expand operations and increase revenues. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The Company believes it can raise additional working capital through equity or debt offerings; however, no assurance is provided that the Company will be successful in such capital raising efforts. The Company is actively continuing to look for longer-term financing sources to complete its financial turnaround and properly position it for long-term growth and profitability. There is no assurance that we will be able to identify such capital and if we do on terms that will be in the Company’s and shareholders’ long-term interests.

The Company believes it will have enough working capital to fund operations to continue as going concern for at least the next twelve months from the date of issuance of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. The Company’s asset carrying value may be materially impacted if it is unable to close on some of its revenue-producing opportunities in the near term.

NOTE 3 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

			Trade Names and
	Patents and Licenses		Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2018	$12,378,000	$(9,835,000)	$1,450,000	$(467,000)	$2,880,000	$(1,715,000)	$4,691,000
Additions	-	-	-	-	-	-	-
Amortization	-	(165,000)	-	(55,000)	-	(216,000)	(436,000)
Balance as of March 31, 2019	$12,378,000	$(10,000,000)	$1,450,000	$(522,000)	$2,880,000	$(1,931,000)	$4,255,000

Patents and Licenses:

At March 31, 2019 and December 31, 2018, the Company had net capitalized costs of patents and licenses of $2.4 million and $2.5 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed.

Other Intangible Assets:

The Company’s remaining intangible assets include the trade names, technology and customer lists acquired in its acquisition of IMT and Vislink. These intangible assets are amortized over their estimated useful lives of 3 to 15 years.

For the three months ended March 31, 2019 and 2018, the amortization of intangible assets amounted to $436,000 and $577,000, respectively. The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 3.8 years.

The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period Ending March 31,
2020	$1,674,000
2021	953,000
2022	852,000
2023	361,000
2024	119,000
Thereafter	296,000
$4,255,000

NOTE 4 — CONVERTIBLE NOTES PAYABLE

May 2018 Financing

On May 29, 2018, the Company completed a private placement of $4 million in principal of 6% Senior Secured Convertible Debentures (the “Debentures”) and warrants to purchase 300,000 shares of the Company’s common stock, par value $0.00001 per share, by executing certain agreements with accredited institutional investors (the “May 2018 Financing”). The Company received $3,636,760 net of debt issuance costs consisting of legal and placement fees totaling $363,240. The Debentures have a maturity date of May 29, 2019, with a conversion rate of $10.00 per share. If held beyond maturity, the conversion rate shall equal the lesser of (i) the then conversion price and (ii) 85% of the volume-weighted average price for the trading day immediately before the applicable conversion date. The Company shall pay interest to the holders on the aggregate and unconverted and outstanding principal amount on January 1, April 1, July 1 and October 1, with the remaining principal balance due at maturity. The warrants mature on May 29, 2023 and have an exercise price of $10.00 per share. The warrants met the definition of a derivative as noted in ASC 815-10-15-83 and ASC 815-10-15-88. We allocated the proceeds from the issuance of this note and the warrants based on the fair value for each item. The Company determined the value of the warrants using the binomial model simulation and recorded a debt discount in the amount of $1,788,171 that was immediately expensed to interest, with an offset to derivative liabilities. The assumptions used in the binomial model style simulation at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 163.50%; (3) risk-free interest rate of 0.27%; and (4) expected life of 5.00 years. We also determined that the convertible promissory notes contained BCF and calculated the relative fair value and assigned $193,877 to the BCF.

NOTE 4 — CONVERTIBLE NOTES PAYABLE (continued)

Debt Modification of the May 2018 Financing executed on October 9, 2018

On October 9, 2018, the Company agreed to modify the May 2018 Financing with two of the original four noteholders (the “Majority Holders”) issuing amended and restated agreements. These modifications principally provide for:

1.	the ability to make monthly redemption payments in common stock of the Company;
2.	the issuance of 30,266 shares of common stock as compensatory shares;
3.	a good-faith effort to modify the monthly redemption provisions before the next monthly redemption date;
4.	an amendment of the conversion price to $4.50; and
5.	in the event that any of the Majority Holders convert its amended debenture, the Company shall be given dollar for dollar credit for any and all conversions effected in any month against any monthly redemption amount (as defined in the amended debentures) and provided, further, that in the event that a majority holder’s conversions in any particular month exceed such Majority Holder’s individual monthly redemption amount (as defined in the amended Debentures), such overage shall carry over into the succeeding month to be credited against the monthly redemption amount (as defined in the Debentures).

For the modification of the conversion option to $4.50 from $10.00, the Company applied ASC 470-50-40-10(a) and calculated the difference between the fair value of the embedded conversion option immediately before and after the modification. The Company concluded this is not a debt extinguishment. The Company recorded an additional debt discount upon determination of an increase in the fair value of the conversion option amounting to $90,050 with an offset to equity. The amount calculated will be amortized as interest expense over the remaining term of the debt instrument using the interest method.

The Company considered ASC 470-50-40-17(b) to determine the proper accounting to apply for the 30,266 compensatory shares for the Majority Holders. Since the modification is not to be accounted for in the same manner as a debt extinguishment, the Company assigned a fair market value of $160,407 to the compensatory shares and recorded a debt discount amortized as interest expense over the remaining term of the debt instrument using the interest method

Debt Modification of the May 2018 Financing executed on December 3, 2018

On December 3, 2018, the Company entered into another modification agreement which led to an extinguishment of debt of the accredited institutional investors of the May 2018 Financing and created new debt obligations with revised terms and amounts. These modifications principally provide for:

1.	A five percent (5%) original issue discount was retroactively applied to the principal amount.
2.	The maturity date was extended to September 30, 2019
3.	The equity conditions were modified
4.	A floor price for all conversions and redemptions was added. The floor price with respect to the Trading Market that the Company’s Common Stock is listed or quoted, shall be a price equal to twenty cents ($2.00) (subject to adjustment for forward and reverse stock splits, recapitalizations and the like).
5.	The definitions of Mandatory Redemption Amount, Monthly Redemption Date, Monthly Redemption Date, and Optional Redemption Amount (each as defined in the Second Amended Debentures) were each modified.
6.	Interest was retroactively modified to ten percent (10%), with 12 months interest guaranteed.
7.	An alternate Conversion Price (as defined in the Second Amended Debentures) due to an Event of Default (as defined in the Second Amended Debentures) was added.
8.	The Monthly Redemption (as defined in the Second Amended Debentures) section was modified.
9.	Certain negative covenants were added.
10.	The Event of Default (as defined in the Second Amended Debentures) sections were modified.

The Company considered ASC 470-50-40-6 to 40-23 for the proper accounting guidance for the December 31, 2018 modification of the May 2018 Financing. After the change, it was concluded that the present value of cash flows under the terms of the new debt instruments differ by at least 10% from the present value of the remaining cash flows under the terms of the original debt instruments (commonly referred to as the “10% cash flow test”). The Company concludes that these modified terms are considered substantially different from the original terms thus requiring extinguishment accounting. Following ASC 470-50-40-17(a), the Company determined the new debt instrument’s value exceeded the extinguishment of the old debt instrument plus fees paid associated with the modification and recognized a loss on debt extinguishment in the amount of $1,059,870. Additionally, the Company paid issuance costs related to the debt modifications in the amount of $70,000 recorded as an additional debt discount and is amortized as interest expense over the remaining term of the debt instrument using the interest method.

NOTE 4 — CONVERTIBLE NOTES PAYABLE (continued)

The Company has listed a summary of the modified and non-modified debt as follows:

	Debt
	Modified	Non-modified	Total
Principal:
Beginning balance, January 1, 2019	$5,933,289	$415,625	$6,348,914

Principal payments made in cash	—	(84,375)	(84,375)

Ending balance, March 31, 2019	$5,933,289	$331,250	$6,264,539

Debt discount:
Beginning balance, January 1, 2019	$47,307	$15,683	$62,990

Amortization of debt discount	(16,875)	(6,082)	(22,867)

Ending balance, March 31, 2019	$30,522	$9,601	$40,123

Modified and un-modified debt, net	$5,902,767	$321,649	$6,224,416

Items charged to interest expense for the three months ending March 31, 2019 and 2018 are:

	2019	2018
Contractual interest expense	$327,550	—
Amortization of debt discount	22,867	—
Total charged to interest expense	$350,417	—

NOTE 5 — LEASES

At lease inception, we determine if an arrangement is a lease and if it includes options to extend or terminate the lease if it is reasonably certain that the options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are recognized as ROU assets included as operating lease ROU assets, net and operating lease liability obligations in other current liabilities and other liabilities in our unaudited condensed consolidated balance sheet as of the commencement date and at March 31, 2019. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments.

As of March 31, 2019, ROU assets and lease liabilities were approximately $2.67 million, net and 2.74 million ($1.02 million of which is current), respectively. The weighted-average remaining term for lease contracts was 3.61 years at March 31, 2019, with maturity dates ranging from April 2020 to May 2025. The weighted-average discount rate was 9.2% at March 31, 2019.

For the three months ended March 31, 2019, the Company’s leasing arrangements include agreements for office space, deployment sites and storage warehouses, both domestically and internationally. The operating leases contain various lease terms and provisions with remaining lease commitments of approximately 2 months and 6 years as of March 31, 2019. During the three months ended March 31, 2019 and 2018, the Company sublet a portion of its space under operating leases at The Fairways and Hemel locations

Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. We recognize rent expense for these types of contracts on a straight-line basis over the minimum lease term. We incurred approximately $297,000 and $359,000 of rental fees net of rental income of $35,000 and $38,000, respectively, under operating leases for the three months ended March 31, 2019 and 2018, respectively. Adjustments for straight-line rental expense for the respective periods was not material, and as such, most of the cost recognized is reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. We have the right, but no obligation, to renew individual leases for various renewal terms.

NOTE 5 — LEASES (continued)

The table below lists location and lease expiration dates from 2020 through 2025:

Location	Lease End Date		Approximate Future Payments
Colchester, U.K. – The Fairways	Jun	2020	$238,000
Colchester, U.K. – Waterside House	May	2025	1,163,000
Anaheim, CA	Jul	2021	65,000
Billerica, MA	May	2021	867,000
Hemel, UK	Oct	2020	269,000
Singapore	Aug	2020	44,000
Hackettstown, NJ	Apr	2020	96,000
Sublets:
Colchester, UK – The Fairways	Mar	2020	$53,000
Hemel, UK	Oct	2020	141,000

The Company’s total obligation of minimum future annual rentals, exclusive of real estate taxes and related costs, is approximately as follows:

Period Ending March 31,	Amount
2020	1,230,000
2021	904,000
2022	344,000
2023	260,000
2024	260,000
Thereafter	260,000
$3,258,000

Sublets:
2020	$141,000
2021	53,000
$194,000

The following table illustrates specific operating lease data as of March 31, 2019:

Lease cost:
Operating lease cost	$301,000
Short-term lease cost	31,000
Variable lease cost	—
Total lease cost	$332,000

Cash paid for amounts in lease liabilities:
Operating cash flows from operating leases	$310,000

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,899,000

Weighted-average remaining lease term—operating leases	3.61 years

Weighted-average discount rate—operating leases	9.2%

NOTE 6 — RELATED PARTY TRANSACTIONS

On January 1, 2019, a new related party agreement (the “MBMG Agreement”) became effective between the Company and MB Merchant Group, LLC (“MBMG”). The MBMG Agreement supersedes the previous agreement with MB Technology Holdings, LLC (“MBTH”). MBMG, the founding entity of MBTH, agrees to provide services in connection with, and Vislink Technologies agrees to compensate MBMG for both consulting services via a retainer and, on a success basis, for future mergers and acquisitions beginning January 1, 2019.

NOTE 6 — RELATED PARTY TRANSACTIONS (continued)

The following directors of MBMG have significant influence with the Company:

●	Roger Branton, the Company’s Chief Executive Officer, Chief Financial Officer, and director,

●	George Schmitt, the Company’s director, former Chief Executive Officer and Executive Chairman of the Board, and

●	Richard Mooers, the Company’s director.

For the three months ended March 31, 2019 and 2018, the Company:

●	incurred consulting fees totaling $150,000 and $75,000, respectively.

●	experienced additional consulting fees totaling $25,000 and $-0-, respectively.

●	issued 8,159 and 641 shares, respectively, of common stock in settlement of amounts due valued at $30,000 and $10,000, respectively.

●	repaid $230,000 and $155,000 of amounts due to MBMG in cash, respectively.

The Company recorded these fees in general and administrative expenses on the accompanying Unaudited Condensed Consolidated Statements of Operations and included such fees in due to related parties on the Unaudited Condensed Consolidated Balance Sheet. The balances outstanding to MBMG at March 31, 2019 and December 31, 2018 were $276,000 and $361,000, respectively.

NOTE 7 — DERIVATIVE LIABILITIES

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

The following are the key assumptions that were used in connection with the valuation of the warrants exercisable into common stock as of March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Number of shares underlying the warrants	492,815	96,808
Fair market value of stock	$3.50	$8.70
Exercise price	$4.50 to 137.90	$20 to 24,000
Volatility	81% to 148%	54% to 162%
Risk-free interest rate	2.21% to 2.27%	1.93% to 2.39%
Expected dividend yield	—	—
Warrant life (years)	0.8 to 4.2	0.5 to 3.3

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

NOTE 7 — DERIVATIVE LIABILITIES (continued)

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended
	March 31,
	2019	2018
Beginning balance	$1,118,000	$1,271,000
Recognition of warrant liability on issuance dates	—	—
Change in fair value of derivative liabilities	74,000	(609,000)
Ending balance	$1,192,000	$662,000

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended March 31, 2019, the Company:

●	Issued 17,984 shares of its common stock for employees, directors, consultants and other professionals for a total fair value of $66,181. The determination of the fair value of the common stock is at the time of issuance.

●	Issued 19,631 shares of common stock in satisfaction of amounts previously deferred for employee/consultant agreements in the amount of $70,625.

●	Issued 8,159 shares of its common stock in satisfaction of related party obligations valued at $30,000. The determination of the fair value of the common stock is at the time of issuance.

●	Recognized $608,669 of compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset as a credit to additional paid in capital.

Common Stock Warrants

During the three months ended March 31, 2019, the Company did not grant any warrants nor were any warrants cancelled or expired. The weighted average exercise prices of warrants outstanding at March 31, 2019 is $19.80 with a weighted average remaining contractual life of 3.1 years. As of March 31, 2019, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of March 31, 2019:

	Number of Warrants (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2018	1,187,181	$19.80
Warrants granted	-0-	$-0-
Warrants exercised	-0-	$-0-
Warrants cancelled/expired	-0-	$-0-
Outstanding, March 31, 2019	1,187,181	$19.80

Exercisable, March 31, 2019	1,187,181	$19.80

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

During the three months ended March 31, 2019 and 2018, the Company recorded approximately $609,000 and $815,000, respectively as stock compensation expense from the amortization of stock options issued. As of March 31, 2019, the weighted average remaining contractual life was 8.24 years for options outstanding and 8.07 years for options exercisable. The intrinsic value of options exercisable at March 31, 2019 was $-0-. As of March 31, 2019, the remaining expense is approximately $2,729,00 over the remaining amortization period of 1.43 years. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock and no assumption of dividend payment(s) is made in the model.

A summary of the option activity is as follow:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, January 1, 2019	585,717	$15.50
Options granted	29,000	$3.70
Options exercised	-0-	$-0-
Options cancelled/expired	(5,167)	$(15.90)
Outstanding, March 31, 2019	609,550	$15.00

Exercisable, March 31, 2019	320,053	$15.60

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the three months ended March 31, 2019 the Company did not have any material legal actions pending.

Pension:

The Company at its discretion may make matching contributions to the 401(k) plan in which its employees participate. For the three months ended March 31, 2019 and 2018, the Company did not make matching contributions.

The Company currently operates a Group Personal Pension Plan in its U.K. subsidiary and funds are invested with Royal London. U.K. employees are entitled to join the plan to which the Company contributes varying amounts subject to status. In addition, the Company operates a stakeholder pension scheme in the U.K. For the three months ended March 31, 2019 and 2018, the Company made matching contributions of $33,000 and $-0-, respectively.

Nasdaq Compliance:

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

The Company was afforded a second 180 calendar day grace period by Nasdaq to regain compliance with the minimum bid price requirements. If the Company does not regain compliance by May 13, 2019, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting

On April 30, 2019, the Company’s Board of Directors (the “Board”) approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-10. On May 7, 2019, the Company effected the 1-for-10 reverse stock split. Upon effectiveness of the reverse stock split, every ten shares of an outstanding common stock decreased to one share of common stock. We have retroactively applied the reverse split throughout this quarterly report to all periods presented.

NOTE 10 — CONCENTRATIONS

During the three months ended March 31, 2019, the Company did not record sales to any single customer in excess of 10% of the Company’s total consolidated sales. During the three months ended March 31, 2018, the Company recorded sales to one customer of $1,023,000 (11%) in excess of 10% of the Company’s total consolidated sales.

At March 31, 2019, approximately 12% of net accounts receivable was due from one customer for approximately $649,000. At March 31, 2018, approximately 21% of net accounts receivable was due from two customers broken down individually as follows: $705,000 (11%) and $663,000 (10%).

During the three months ended March 31, 2019, approximately 43% of the Company’s inventory purchases were generated from one vendor for approximately $2,467,000. During the three months ended March 31, 2018, approximately 27% of the Company’s inventory purchases were derived from two vendors broken down individually as follows: $695,000 (15%) and $584,000 (12%).

As of March 31, 2019, the Company did not record accounts payable to a single vendor in excess of 10%.

NOTE 11 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, revenue is disaggregated by primary geographical markets and revenue source.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Primary geographical markets:
North America	$3,919,000	$3,272,000
South America	19,000	309,000
Europe	2,350,000	4,290,000
Asia	1,390,000	1,392,000
Rest of World	528,000	470,000
	$8,206,000	$9,733,000

Primary revenue source:
Equipment sales	$7,561,000	$8,903,000
Installation, integration and repairs	601,000	795,000
Warranties	44,000	35,000
	$8,206,000	$9,733,000

Long-Lived Assets:
United States	$6,119,000	$4,005,000
United Kingdom	2,758,000	5,238,000
	$8,877,000	$9,243,000

NOTE 12 — SUBSEQUENT EVENTS

Common Stock Issuances

From April 1, 2019 to May 15, 2019, the Company issued a total of 6,066 shares of common stock to MBMG in settlement of amounts due of $20,000, which represented the grant date fair value of such shares.

Reverse Stock Split

On April 30, 2019, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at a specific ratio within a range from 1-for-3 to 1-for-20, and to grant authorization to the Company’s Board of Directors (the “Board”) to determine, in its sole discretion, the specific ratio and timing of the reverse stock split to occur at any time before December 31, 2019. On April 30, 2019, the Board approved a resolution to authorize the Company to effect a reverse stock split of the Company’s outstanding common stock at a ratio of 1-for-10. On May 7, 2019, the Company effected the 1-for-10 reverse stock split. Upon effectiveness of the reverse stock split, every ten shares of outstanding common stock decreased to one share of common stock. We have retroactively applied the reverse stock split throughout this quarterly report to all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Overview

The overarching strategy of Vislink Technologies, Inc. (“Vislink Technologies,” the “Company,” “we,” “our” or “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. Vislink Technologies’ business lines include the main brands Integrated Microwave Technologies LLC (“IMT”) and Vislink Communications Systems (“Vislink” or “VCS”). The Vislink Technologies name serves as the corporate umbrella for its current brands, as well as any new ones that might be added to its portfolio in the future. There is considerable brand interaction, due to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities.

IMT:

IMT develops, manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, which has allowed IMT to develop integrated solutions that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

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

Plan of Operations

We are executing on our sales and marketing strategy, through both direct sales to end-customers and indirect sales to channel network partners, and we have entered into multiple equipment purchase, reseller and teaming agreements as a result. These customer engagements span our target markets in rural telecommunications and defense.

Results of Operations

Comparison for the three months ended March 31, 2019 and 2018

Revenues

Revenues for the three months ended March 31, 2019 were $8.2 million compared to $9.7 million for the three months ended March 31, 2018, representing a decrease of $1.5 million or 15.5%. The reduction is primarily due to the Company's elimination of the xMax and Federal divisions as part of a cost savings initiative plan implemented during the 2018 fiscal year, partially offset by increases in new customer contracts in the three months ended March 31, 2019.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three months ended March 31, 2019, were $4.1 million compared to $4.8 million for the three months ended March 31, 2018, representing a decrease of $0.7 million or 15%. The decrease is primarily due to the proportional change in inventory levels due to the Company’s elimination of the xMax and Federal divisions. The decrease was partially offset by increasing levels of raw materials supporting new customer contracts in the three months ended March 31, 2019.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of inventory written off due to obsolescence or are written down to their net realizable value. Inventory valuation adjustments amounted to $-0- and $0.1 million for the three months ended March 31, 2019, and 2018, respectively.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business daily and include salary and benefit expenses including stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, travel and other operating expenses associated with being a public company.

General and administrative expenses for the three months ended March 31, 2019, were $5.2 million compared to $5.8 million for the three months ended March 31, 2018, representing a decrease of $0.6 million or 10%.

The decrease of $0.6 million is primarily due to the overall effect of the elimination of the xMax and Federal divisions, plus the cost cutting initiatives implemented during fiscal year 2018. The decrease was slightly offset by increases of $0.3 million in stock-based compensation, $0.2 million in professional fees, and $0.1 million each for employee expense, management fees, and other operating expenses.

We continue to expect similar declining results going forward due to the cost-cutting initiative program implemented during fiscal year 2018.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities, and travel.

Research and development expenses for the three months ended March 31, 2019, were $0.9 million compared to $2.4 million for the three months ended March 31, 2018, representing a decrease of $1.5 million or 63%.

The decrease of $1.5 million is primarily due to the overall effect of the elimination of the xMax and Federal divisions, plus the cost cutting initiatives implemented during fiscal year 2018. The decrease was partially offset by $0.2 million of consulting expenses.

We continue to expect similar declining results going forward due to the cost-cutting initiative program implemented during fiscal year 2018.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2019, were $0.6 million compared to $0.9 million for the three months ended March 31, 2018, representing a decrease of $0.3 million or 33%. The decline is due to less depreciation recorded on our long-lived assets in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, as we sold and impaired a significant portion of long-lived assets associated with the xMax and Federal divisions.

Other

Changes in Fair Value of Derivative Liabilities

The changes in fair value of derivative liabilities for the three months ended March 31, 2019, were a $0.1 million loss compared to a $0.6 million gain, for the three months ended March 31, 2018, representing an increase of $0.7 million or 117%. This increase is due to the changes in our stock price accompanied by the rise in the volatility rates of longer-term warrants.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $0.4 million, compared to $-0- for the three months ended March 31, 2018. The increase is attributable to the stated interest, discount amortization and premium costs associated with the Company’s issuance of the May 2018 convertible promissory notes and their subsequent modifications executed during the second half of fiscal year 2018.

Net (Loss) Income

For the three months ended March 31, 2019, the Company had a net loss of $3.1 million, as compared to a net loss of $3.8 million for the three months ended March 31, 2018, or a decrease of $0.7 million. The reduction in net loss is mainly associated with the elimination of the xMax and Federal divisions, accompanied by the effect of the cost-cutting initiative program implemented during fiscal year 2018.

Liquidity and Capital Resources

As of March 31, 2019, the Company has working capital of approximately $6.7 million, including $0.3 million of cash. We have incurred net loss of $3.1 million for the three months ended March 31, 2019.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Three Months Ended

(In Thousands)

	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(1,564)	$(2,352)
Net cash used in investing activities	(39)	(30)
Net cash used by financing activities	(85)	(11)
Effect of exchange rate changes on cash	7	49
Net decrease in cash	$(1,681)	$(2,344)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 totaled approximately $1.6 million as compared to approximately $2.4 million for the three months ended March 31, 2018. The decrease in cash used in operating activities of $0.8 million is primarily attributable to the elimination of the xMax and Federal divisions. The Company is also experiencing the effects of the cost-cutting initiative program enacted during fiscal year 2018.

Of the $1.6 million of net cash used in operating activities for the three months ended March 31, 2019, the $1.6 million used was primarily attributable to approximately a $1.1 million decrease in accounts receivable; $1.6 million was related to an increase in inventory; $0.1 million was related to an increase in prepaid expenses and due to related parties; $0.5 million was related to an increase in accounts payable; and $0.4 million was related to a decrease in deferred revenue and customer deposits.

Of the $2.4 million of net cash used in operating activities for the three months ended March 31, 2018, the $2.4 million used was primarily attributable to approximately a $1.8 million decrease in accounts receivable; $1.2 million was related to an increase in inventory; $0.8 million was related to a decrease in accounts payable; $0.3 million was related to an increase in accrued expenses and interest expense; and $0.3 million was related to an increase in deferred revenue and customer deposits.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2019 and 2018 were $0.04 million and $0.03 million, respectively, and relate to capital expenditures for furniture and computer equipment.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2019 and 2018 were $0.09 million and $0.01 million, respectively, and primarily related to principal payments made to satisfy convertible promissory note obligations and capital lease obligations.

Cost Reductions

The Company has identified cost reductions primarily related to facilities consolidation, which includes consolidating the two sites in Colchester, U.K., into one site. The Company expects savings in connection with the consolidation to be approximately $0.5 million through June 2020, although no assurance can be provided the Company will successfully consolidate these two locations in 2019 or at any time thereafter. As part of cost cutting measures, the Company did not renew the office or warehouse space it leases in Sunrise, Florida.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company can continue as a going concern, which contemplates continuity of operations through the realization of assets, and the settling of liabilities in the ordinary course of business. The Company had $0.3 million in cash on the balance sheet at March 31, 2019. The Company had working capital and an accumulated deficit of $6.7 million and $237.6 million, respectively, at March 31, 2019. Additionally, the Company had a loss from operations in the amount of approximately $2.7 million and cash used in operating activities of $1.6 million for the three months ended March 31, 2019

In fiscal year 2018, the Company implemented a cost reduction initiative which resulted in approximately $8.2 million in annual savings. The Company affected these reductions by phasing out a business division which scaled down payroll and associated benefits and other supporting expenses. The Company realized an additional $1.3 million of savings primarily related to facilities consolidation and severance. During fiscal year 2018, the Company procured a secured financing arrangement which netted $5.6 million in net proceeds to secure its cash position for current and future operating expenses. The Company has historically experienced lower first-quarter revenues usually combined by high one-time costs. The Company disbursed approximately $1.3 million in cash received from fourth quarter 2018 revenue to pay suppliers during the three months ended March 31, 2019. The Company incurred costs of $100,000 for the balance of costs incurred as a result of the elimination of the xMax and Federal divisions in fiscal year 2018, $65,000 in audit fees, and $60,000 for a special stockholder meeting that was abandoned during the three months ended March 31, 2019.

The Company is attempting to expand operations and increase revenues. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The Company believes it can raise additional working capital through equity or debt offerings; however, no assurance is provided that the Company will be successful in such capital raising efforts. The Company is actively continuing to look for longer-term financing sources to complete its financial turnaround and properly position it for long-term growth and profitability. There is no assurance that we will be able to identify such capital and if we do on terms that will be in the Company’s and shareholders’ long-term interests.

The Company believes it will have enough working capital to fund operations to continue as a going concern for at least the next twelve months from the date of issuance of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. The Company's asset carrying value may be materially impacted if it is unable to close on some of its revenue-producing opportunities in the near term.

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

The Company was afforded a second 180 calendar day grace period by Nasdaq to regain compliance with the minimum bid price requirements. If the Company does not regain compliance by May 13, 2019, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting

On April 30, 2019, the Company’s Board of Directors (the “Board”) approved a resolution to amend the Company’s Certificate of Incorporation and to authorize the Company to effect a reverse split of the Company’s outstanding common stock at a ratio of 1-for-10. On May 7, 2019, the Company effected the 1-for-10 reverse stock split. Upon effectiveness of the reverse stock split, every ten shares of an outstanding common stock decreased to one share of common stock. We have retroactively applied the reverse split throughout this quarterly report to all periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Company's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer), who is also our Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, due to a lack of segregation of duties.

We expect to be materially dependent upon limited experienced accounting personnel and a third-party consultant to provide us with accounting services for the foreseeable future. Until such time as we can remediate this situation, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. We expect improvements, as resources permit, to be made on the integration of information issues in the year ending December 31, 2019 as we plan to move towards one accounting and enterprise resource planning (“ERP”) system. We cannot provide any assurance that we will undertake or successfully make such improvements.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. In addition, with the acquisitions of IMT and Vislink, there are risks related to the timing and accuracy of the integration of information from various accounting and ERP systems. As of March 31, 2019, we concluded that certain of these material weaknesses continued to exist.

The Company is continuing to further remediate the material weakness identified above as its resources permit.

Changes in Internal Controls

During the three months ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights.

As of March 31, 2019, we do not have any material litigation matters pending.

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

VISLINK TECHNOLOGIES, INC.

Date: May 15, 2019	By:	/s/ Roger Branton
Roger G. Branton
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

