Form 10-Q
period 2019-06-30
Vislink Technologies, Inc.
filed 2019-08-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of the Registrant’s common stock outstanding as of August 14, 2019 is 14,292,911.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the six months ended June 30, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$416	$2,005
Accounts receivable, net	5,637	6,191
Inventories, net	12,737	13,050
Prepaid expenses and other current assets	916	780
Total current assets	19,706	22,026
Right of use assets, operating leases	2,427	—
Property and equipment, net	2,051	2,096
Intangible assets, net	3,813	4,691
Total assets	$27,997	$28,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,491	$7,072
Accrued expenses	3,650	2,112
Convertible promissory notes, net of discount of $-0- and $16, respectively	10	400
Operating lease obligations, current	1,444	—
Due to related parties	364	361
Customer deposits and deferred revenue	2,198	1,574
Derivative liabilities	445	1,118
Total current liabilities	15,602	12,637
Convertible promissory notes, net of discount of $7 and $47, respectively	5,803	5,886
Operating lease obligations, net of current portion	1,038	—
Total liabilities	22,443	18,523
Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of June 30, 2019 and December 31, 2018; -0- shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 2,255,728 and 1,877,698 shares issued and 2,255,727 and 1,877,697 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid in capital	246,490	244,562
Accumulated other comprehensive income	276	275
Treasury stock, at cost – 1 share at June 30, 2019 and December 31, 2018, respectively	(22)	(22)
Accumulated deficit	(241,190)	(234,525)
Total stockholders’ equity	5,554	10,290
Total liabilities and stockholders’ equity	$27,997	$28,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$7,352	$9,424	$15,558	$19,157

Cost of revenue and operating expenses
Cost of components and personnel	3,516	4,487	7,643	9,277
Inventory valuation adjustments	42	121	89	234
General and administrative expenses	5,550	6,028	10,733	11,860
Research and development expenses	866	2,925	1,792	5,367
Impairment charge	—	168	—	168
Amortization and depreciation	588	818	1,177	1,705
Total cost of revenue and operating expenses	10,562	14,547	21,434	28,611

Loss from operations	(3,210)	(5,123)	(5,876)	(9,454)

Other income (expense)
Changes in fair value of derivative liabilities	747	605	673	1,654
Loss on conversion of debentures	(48)	—	(48)	—
Other income expense	—	38	—	38
Interest expense, net	(1,064)	(1,903)	(1,414)	(1,950)
Total other income (expense)	(365)	(1,260)	(789)	(258)

Net loss	$(3,575)	$(6,383)	$(6,665)	$(9,712)

Basic and diluted loss per share	$(1.79)	$(3.95)	$(3.41)	$(6.24)
Weighted average number of shares outstanding:
Basic and diluted	2,002	1,615	1,954	1,556
Comprehensive loss:
Net loss	$(3,575)	$(6,383)	$(6,665)	$(9,712)
Unrealized gain (loss) on currency translation adjustment	34	(109)	1	328
Comprehensive loss	$(3,541)	$(6,492)	$(6,664)	$(9,384)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2019	—	$—	1,877,698	$—	$244,562	$275	$(22)	$(234,525)	$10,290
Net loss	—	—	—	—	—	—	—	(3,090)	(3,090)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(33)			(33)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	17,984	—	66	—	—	—	66
Compensation awards previously accrued	—	—	19,631	—	71	—	—	—	71
Conversion of amounts due to related parties	—	—	8,159	—	30	—	—	—	30
Stock-based compensation	—	—	—	—	609	—	—	—	609
Balance, March 31, 2019	—	$—	1,923,472	$—	$245,338	$242	$(22)	$(237,615)	$7,943

Net loss	—	—	—	—	—	—	—	(3,575)	(3,575)
Unrealized loss on currency translation adjustment	—	—	—	—	—	34	—		(34)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	32,861	—	52	—	—	—	52
Compensation awards previously accrued	—	—	4,310	—	1	—	—	—	1
Conversion of amounts due to related parties	—	—	295,085	—	499	—	—	—	499
Stock-based compensation	—	—	—	—	600	—	—	—	600
Balance, June 30, 2019	—	$—	2,255,728	$—	$246,490	$276	$(22)	$(241,190)	$5,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2018	—	$—	1,489,739	$—	$235,819	$354	$(22)	$(219,652)	$16,499
Net loss	—	—	—	—	—	—	—	(3,329)	(3,329)
Unrealized loss on currency translation adjustment	—	—	—	—	—	83	—	—	83
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	4,375	—	68	—	—	—	68
Compensation awards previously accrued	—	—	1,223	—	19	—	—	—	19
Conversion of amounts due to related parties	—	—	641	—	10	—	—	—	10
Stock-based compensation	—	—	—	—	815	—	—	—	815
Balance, March 31, 2018	—	$—	1,495,978	$—	$236,731	$437	$(22)	$(222,981)	$14,165

Net loss	—	—	—	—	—	—	—	(6,383)	(6,383)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(109)	—	—	(109)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	149,373	—	1,436	—	—	—	1,436
Compensation awards previously accrued	—	—	—	—	—	—	—	—	—
Conversion of amounts due to related parties	—	—	13,225	—	110	—	—	—	110
Satisfaction of accrued interest on convertible promissory notes	—	—	8,911	—	90	—	—	—	90
Stock-based compensation	—	—	—	—	1,659	—	—	—	1,659
Beneficial conversion feature	—	—	—	—	194	—	—	—	194
Balance, June 30, 2018	—	$—	1,667,487	$—	$240,220	$328	$(22)	$(229,364)	$11,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities
Net loss	$(6,665)	$(9,712)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,209	2,474
Payment made in stock (payroll and consultants)	66	1,504
Stock issuance commitments	159	195
Provision for bad debt	48	—
Inventory valuation adjustments	89	234
Amortization of right of use assets, operating leases	473	—
Depreciation and amortization	1,177	1,705
Impairment charge	—	168
Change in fair value of derivative liabilities	(673)	(1,654)
Loss on conversion of debentures	48	—
Amortization of debt discount	56	1,837

Changes in assets and liabilities
Accounts receivable	485	2,907
Inventory	212	(1,747)
Prepaid expenses and other current assets	(139)	(97)
Accounts payable	427	(2,780)
Accrued expenses and interest expense	1,630	(246)
Deferred revenue and customer deposits	630	1,042
Operating lease liabilities	(473)	—
Due to related parties	34	(187)
Net cash used in by operating activities	(1,207)	(4,357)
Cash flows used in investing activities
Acquisition of property and equipment	(249)	(36)
Net cash used in investing activities	(249)	(36)
Cash flows (used in) provided by financing activities
Principal repayments made on capital lease obligations	—	(14)
Proceeds from convertible promissory notes	—	4,000
Debt issuance costs	—	(363)
Principal payments made on convertible promissory notes	(141)	—
Net cash (used in) provided by financing activities	(141)	3,623
Effect of exchange rate changes on cash	8	156
Net decrease in cash	(1,589)	(614)
Cash, beginning of period	2,005	2,799
Cash, end of period	$416	$2,185

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15	$—
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of non-cash information:
Common stock issued in connection with:
Services previously accrued	$123	$19
Settlement of amounts due to related parties	31	120
Settlement of principal and interest due on convertible promissory notes	499	90
Right-of-use assets and operating lease obligations recognized (Note 5):
Operating lease assets	2,899	—
Operating lease liabilities	2,955	—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2019. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2019, the results of its operations and cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2019 may not be indicative of results for the year ending December 31, 2019.

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

Inventories

Inventory is recorded at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory valuation adjustments are included on the face of the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018.

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

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Six months Ended
	June 30,
	2019	2018
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	583	638
Convertible debt	292	894
Warrants	1,187	1,170
	2,062	2,702

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

Fair Value of Financial Instruments(continued)

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities. There are no fair valued assets or liabilities classified under Level 1 as of June 30, 2019.

Level 2 –	Observable prices that are based on inputs not quoted on active markets but corroborated by market data. There are no fair valued assets or liabilities classified under Level 2 as of June 30, 2019.

Level 3 –	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 7).

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

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net foreign exchange transactions:
Losses	$130,000	$233,000	$41,000	$229,000

Accumulated comprehensive income:
Increases (decreases)	$34,000	$(109,000)	$1,000	$(26,000)

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an OANDA, a Canadian-based foreign exchange company providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information, internet website. Translation of amounts from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

●	As of June 30, 2019 – British Pounds $1.2690350 to US $1.00

●	Average rate for the six months ending June 30, 2019 – British Pounds $1.2935479 to US $1.00

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

In June 2016, Financial Accounting Standards Board, or FASB, issued “ASU 2016-13, Financial Instruments: Credit Losses”, as clarified in ASU 2019-04 and ASU 2019-05 released in April and May 2019, respectively. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The standard is effective for us beginning on January 1, 2020, with early adoption permitted. The Company will adopt ASU 2016-13, ASU 2019-04, and ASU 2019-05 collectively as of January 1, 2020 (the effective date) and does not believe its adoption will have a material impact to our consolidated financial statements.

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

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The accompanying unaudited condensed consolidated financial statements have been prepared to assume the Company can continue as a going concern, which contemplates continuity of operations through the realization of assets, and the settling of liabilities in the ordinary course of business. The Company had $0.4 million in cash on the balance sheet at June 30, 2019. The Company had working capital and an accumulated deficit of $4.1 million and $241.2 million, respectively, on June 30, 2019. Additionally, the Company had a loss from operations in the amount of approximately $6.3 million and cash used in operating activities of $1.2 million for the six months ended June 30, 2019

In the fiscal year 2018, the Company implemented a cost reduction initiative, which resulted in approximately $8.2 million in annual savings. The Company affected these reductions by phasing out a business division which scaled-down payroll and associated benefits and other supporting expenses. The Company realized an additional $1.3 million of savings primarily related to facilities consolidation whereby our Billerica facility was subleased on May 8, 2019 with expected savings over the term of the lease of $0.6 million. In addition, our Sunrise lease expired in May 13, 2019, with annual savings of $0.2 million. Lastly, the Company consolidated its Colchester facilities from two sites into one on May 31, 2019, with savings of $0.5 million through June 2020.

On July 11, 2019, the Company closed an equity financing for 1,550,000 shares of common stock, warrants to purchase 6,000,000 shares of common stock and, pre-funded warrants to purchase common stock in place of common stock. The Company received gross proceeds of $11,995,550 from the offering, before deducting underwriting-related fees and other offering expenses payable by the Company.

The Company intends to use the net proceeds from the equity financing to satisfy outstanding principal and accrued interest due on convertible promissory notes and, provide working capital for daily operating expenditures. We believe there are enough funds from this equity raise in conjunction with the above cost reduction initiative to mitigate the going concern uncertainty for at least the next twelve months from the date of issuance of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. Our asset carrying value could be materially impacted if we are unable to close on some revenue-producing opportunities in the near term.

NOTE 3 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

			Trade Names and
	Patents and Licenses		Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2018	$12,378,000	$(9,835,000)	$1,450,000	$(467,000)	$2,880,000	$(1,715,000)	$4,691,000
Additions	-	-	-	-	-	-	-
Amortization	-	(332,000)	-	(111,000)	-	(435,000)	(878,000)
Balance as of June 30, 2019	$12,378,000	$(10,167,000)	$1,450,000	$(578,000)	$2,880,000	$(2,150,000)	$3,813,000

Patents and Licenses:

At June 30, 2019 and December 31, 2018, the Company had net capitalized costs of patents and licenses of $2.2 million and $2.5 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives which range between 18.5 to 20 years. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed.

Other Intangible Assets:

The Company’s remaining intangible assets include the trade names, technology and customer lists acquired in its acquisition of IMT and Vislink.

At June 30, 2019 and December 31, 2018, the Company had net capitalized costs of other intangible assets of $1.6 million and $2.1 million, respective. The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years.

The amortization of intangible assets amounted to $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively. There was an impairment of $0.2 million of software development costs for the six months ending June 30, 2018. The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 3.7 years.

The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Balance 2019	$912,000
2020	1,000,000
2021	906,000
2022	551,000
2023	119,000
Thereafter	325,000
$3,813,000

NOTE 4 — CONVERTIBLE NOTES PAYABLE

The Company has convertible promissory notes ranging from 6% to 10% per annum; with a maturity date of September 29, 2019 with a fixed range of conversion features. The table below summarizes the convertible promissory notes as of June 30, 2019.

The Company has listed a summary of the modified and non-modified debt as follows:

	Debt
	Modified	Non-modified	Total
Principal:
Beginning balance, January 1, 2019	$5,933,289	$415,625	$6,348,914
Principal payments made in cash and shares issued	(122,808)	(405,625)	(528,433)
Ending balance, June 30, 2019	$5,810,481	$10,000	$5,820,481

Debt discount:
Beginning balance, January 1, 2019	$47,307	$15,683	$62,990
Amortization of debt discount	(40,628)	(15,683)	(56,311)
Ending balance, June 30, 2019	$6,679	$—	$6,679

Modified and un-modified debt, net	$5,803,802	$10,000	$5,813,802

Items recorded to interest expense, net for the three-month and six-month periods ending June 30, 2019 and 2018 are:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,022,376	$21,334	$1,349,926	$21,334
Debt discount amortization	33,444	48,844	56,311	48,844
Warrant costs	—	1,788,171	—	1,788,171
Total recorded to interest expense, net	$1,055,820	$1,858,349	$1,406,237	$1,858,349

During the three months ending June 30, 2019, the Company issued 85,624 shares of common stock valued at $228,779 in partial settlement of $181,274 of principal and interest resulting in a loss in settlement of debt in the amount of $47,525.

See Subsequent Events note 13 for transactions impacting these debentures.

NOTE 5 — LEASES

At lease inception, we determine if an arrangement is a lease and if it includes options to extend or terminate the lease if it is reasonably certain that the options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are recognized as ROU assets included as operating lease ROU assets, net and operating lease liability obligations in other current liabilities and other liabilities in our unaudited condensed consolidated balance sheet as of the commencement date and at June 30, 2019. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments.

As of June 30, 2019, ROU assets and lease liabilities were approximately $2.43 million, net and 2.48 million ($1.02 million of which is current), respectively. The weighted-average remaining term for lease contracts was 3.5 years at June 30, 2019, with maturity dates ranging from April 2020 to May 2025. The weighted-average discount rate was 9.2% at June 30, 2019.

For the six months ended June 30, 2019, the Company’s leasing arrangements include agreements for office space, deployment sites and storage warehouses, both domestically and internationally. The operating leases contain various lease terms and provisions with remaining lease commitments of approximately 2 months and 6 years as of June 30, 2019. During the six months ended June 30, 2019 and 2018, the Company sublet a portion of its space under operating leases at The Fairways, Hemel and Billerica locations

Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. We recognize rent expense for these types of contracts on a straight-line basis over the minimum lease term. For the three-months and six- months ending June 30, 2019, we incurred approximately $258,000 and $555,000 of rental fees net of $65,000 and $100,000 of rental income under operating leases, respectively. For the three-months and six-months ending June 30, 2018, we incurred approximately $319,000 and $678,000 of rental fees net of $37,000 and $75,000 of rental income under operating leases, respectively. Adjustments for straight-line rental expense for the respective periods was not material, and as such, the majority of costs recognized is reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. Besides, we have the right, but no obligation, to renew individual leases for various renewal terms.

The table below lists location and lease expiration dates from 2020 through 2025:

Location	Lease End Date		Approximate Future Payments
Colchester, U.K. – The Fairways	Jun	2020	$184,000
Colchester, U.K. – Waterside House	May	2025	1,126,000
Anaheim, CA	Jul	2021	59,000
Billerica, MA	May	2021	776,000
Hemel, UK	Oct	2020	219,000
Singapore	Aug	2020	36,000
Hackettstown, NJ	Apr	2020	75,000
Sublets:
Colchester, UK – The Fairways	Mar	2020	$40,000
Hemel, UK	Oct	2020	118,000
Billerica, MA	May	2021	342,000

Under previous lease guidance, future minimum lease payments under operating leases with noncancelable lease terms in excess of one year from continuing operations as of June 30, 2019, were as follows:

Period Ending June 30,	Amount
2020	1,213,000
2021	757,000
2022	262,000
2023	259,000
2024	259,000
Thereafter	195,000
$2,945,000

Sublets:
2020	$307,000
2021	193,000
$500,000

NOTE 5 — LEASES (continued)

The following table illustrates specific operating lease data as of June 30, 2019:

Lease cost:
Operating lease cost	$602,000
Short-term lease cost	53,000
Variable lease cost	—
Total lease cost	$655,000

Cash paid for amounts in lease liabilities:
Operating cash flows from operating leases	$607,000

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,899,000

Weighted-average remaining lease term—operating leases	3.5 years

Weighted-average discount rate—operating leases	9.2%

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

The following directors of MBMG have significant influence with the Company:

●	Roger Branton, the Company’s Chief Executive Officer, Chief Financial Officer, and director,

●	George Schmitt, the Company’s director, former Chief Executive Officer and Executive Chairman of the Board, and

●	Richard Mooers, the Company’s director.

The following table represents related party transactions for the three months and six months ended June 30, 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Consulting fees, recurring	$150,000	$75,000	$300,000	$150,000

Consulting fees, non-recurring	$9,593	$—	$34,593	$25,000

Common stock shares issued in satisfaction of amounts due	4,283	13,225	12,469	13,866

Value of common stock shares issued	$1,466	$110,000	$31,466	$120,000

Amounts repaid to MBMG in cash	$71,000	$240,000	$301,000	$230,000

The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet. The balances outstanding to MBMG at June 30, 2019 and December 31, 2018 was $364,000 and $361,000, respectively.

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

The following are the key assumptions that were used in connection with the valuation of the warrants exercisable into common stock as of June 30, 2019:

Number of shares underlying the warrants	492,808
Fair market value of stock	$1.60
Exercise price	$4.50 to 24,000
Volatility	101% to 149%
Risk-free interest rate	1.71% to 1.76%
Expected dividend yield	—
Warrant life (years)	0.5 to 3.9

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$1,192,000	$1,351,000	$1,118,000	$2,399,000
Recognition of warrant liabilities on issuance dates	—	1,788,000	—	1,788,000
Change in fair value of derivative liabilities	(747,000)	(606,000)	(673,000)	(1,654,000)
Ending balance	$445,000	$2,533,000	$445,000	$2,533,000

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the six months ended June 30, 2019, the Company:

●	Issued 17,984 shares of its common stock for employees, directors, consultants and other professionals for a total fair value of $66,181. The determination of the fair value of the common stock is at the time of issuance.

●	Issued 52,492 shares of common stock in satisfaction of amounts previously deferred for employee/consultant agreements in the amount of $122,577.

●	Issued 12,469 shares of common stock in satisfaction of related party obligations valued at $31,466. The determination of the fair value of the common stock is at the time of issuance.

●	Issued 295,085 shares of common stock in satisfaction of principal and interest for convertible promissory notes valued at $498,799. The determination of the fair value of the common stock is at the time of issuance.

●	Recognized $1,209,354 of compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset as a credit to additional paid in capital.

Common Stock Warrants

During the six months ended June 30, 2019, the Company did not grant any warrants nor were any warrants cancelled or expired. The weighted average exercise prices of warrants outstanding at June 30, 2019 is $19.80 with a weighted average remaining contractual life of 2.9 years. As of June 30, 2019, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of June 30, 2019:

	Number of Warrants (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2018	1,187,181	$19.80
Warrants granted	-0-	$-0-
Warrants exercised	-0-	$-0-
Warrants cancelled/expired	-0-	$-0-
Outstanding, June 30, 2019	1,187,181	$19.80

Exercisable, June 30, 2019	1,187,181	$19.80

Common Stock Options

During the six months ended June 30, 2019 and 2018, the Company recorded approximately $1,209,000 and 1,659,000, respectively as stock compensation expense from the amortization of stock options issued. As of June 30, 2019, the weighted average remaining contractual life was 7.99 years for options outstanding and 7.87 years for options exercisable. The intrinsic value of options exercisable at June 30, 2019 was $-0-. As of June 30, 2019, the remaining expense is approximately 2,008,000 over the remaining amortization period of 1.23 years. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock and no assumption of dividend payment(s) is made in the model.

A summary of the option activity is as follow:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, January 1, 2019	585,717	$15.50
Options granted	29,000	$3.70
Options exercised	—	$—
Options cancelled/expired	(31,667)	$(14.70)
Outstanding, June 30, 2019	583,050	$15.00

Exercisable, June 30, 2019	387,222	$15.70

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. For the six months ended June 30, 2019 the Company did not have any material legal actions pending.

Pension:

The Company at its discretion may make matching contributions to the 401(k) plan in which its employees participate. For the six months ended June 30, 2019 and 2018, the Company made matching contributions of $-0- and $67,000, respectively.

The Company currently operates a Group Personal Pension Plan in its U.K. subsidiary and funds are invested with Royal London. U.K. employees are entitled to join the plan to which the Company contributes varying amounts subject to status. In addition, the Company operates a stakeholder pension scheme in the U.K. For the six months ended June 30, 2019 and 2018, the Company made matching contributions of $84,000 and $101,000, respectively.

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

On May 29, 2019 Nasdaq advised us that we were in compliance with all applicable listing requirements.

NOTE 10 — CONCENTRATIONS

During the three and six months ended June 30, 2019, the Company did record sales of approximately $1,546,000 (22%) and $2,038,000 (14%) to a single customer in excess of 10% of the Company’s total consolidated sales, respectively. During the three and six months ended June 30, 2018, the Company recorded sales to one customer of $989,000 (11%) in excess of 10% of the Company’s total consolidated sales and did not record sales to any single customer in excess of 10% of the Company’s total consolidated sales, respectively.

At June 30, 2019 and December 31, 2018, the Company recorded approximately $1,064,000 and $-0- of accounts receivable, respectively, to a single customer in excess of 10% of the Company total consolidated accounts receivable.

During the three and six months ended June 30, 2019, approximately $290,000(13%) and $2,606,000 (34%) of the Company’s inventory purchases were generated from one vendor of the Company’s consolidated inventory purchases, respectively. During the three and six months ended June 30, 2018, approximately $715,000 (17%) and $1,410,000(18%) of the Company’s inventory purchases were derived from one vendor of the Company’s consolidated inventory purchases.

At June 30, 2019, the Company recorded approximately $944,000 (13%) and $1,459,000 (19%) of accounts payable to two vendors in excess of 10% of the Company’s consolidated accounts payable. At December 3, 2018, the company recorded approximately $800,000 (12%) of accounts payable to one vendor in excess of 10% of the Company’s consolidated accounts payable.

NOTE 11 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, revenue is disaggregated by primary geographical markets and revenue source.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Primary geographical markets:
North America	$6,404,000	$6,749,000	$2,485,000	$3,477,000
South America	88,000	1,037,000	69,000	728,000
Europe	4,629,000	7,424,000	2,279,000	3,134,000
Asia	3,538,000	2,092,000	2,148,000	700,000
Rest of World	899,000	1,855,000	371,000	1,385,000
	$15,558,000	$19,157,000	$7,352,000	$9,424,000

Primary revenue source:
Equipment sales	$13,588,000	$17,783,000	$6,027,000	$8,880,000
Installation, integration and repairs	1,409,000	1,260,000	808,000	465,000
Warranties	114,000	114,000	70,000	79,000
Other	447,0000	—	447,0000	—
	$15,558,000	$19,157,000	$7,352,000	$9,424,000

Long-Lived Assets:
United States	$5,667,000	$3,801,000
United Kingdom	2,624,000	4,520,000
	$8,291,000	$8,321,000

NOTE 12 — REBATES

During the three and six months ended June 30, 2019, the Company’s U.K. subsidiary filed for and received a rebate of approximately $447,000 relating to the amount of funds spent on research costs incurred for the 2017 fiscal year. The aforementioned rebate was classified as additional revenue during the three months ended June 30, 2019. The Company expects to file appropriate forms for the 2018 fiscal year.

NOTE 13 — SUBSEQUENT EVENTS

July 2019 Financing

On July 11, 2019, the Company closed an equity financing for (i) 1,550,000 shares of common stock, par value $0.00001 per share, of the Company (“Common Stock”), as well as 900,000 shares of Common Stock issuable to the underwriters of the Offering (the “Underwriters”) to cover over-allotments, (ii) pre-funded warrants exercisable for 4,450,000 shares of Common Stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 6,000,000 shares of Common Stock (the “Warrants”), as well as Warrants to purchase up to an additional 900,000 shares of Common Stock issuable to the Underwriters to cover over-allotments. A registration statement on Form S-1, relating to the Offering was filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2019, amendments to which were filed with the SEC on July 10, 2019, and July 11, 2019, and was declared effective on July 11, 2019. The Company received gross proceeds of $11,995,550 from the Offering, before deducting placement agent fees and other offering expenses payable by the Company.

The shares of Common Stock and Warrants were sold at a combined Offering price of $2.00 per share of Common Stock and Warrant. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $5.00 per share. The Warrants are exercisable immediately, expire five years from the date of issuance and provide that, beginning on the earlier of (i) 20 days after issuance and (ii) if the Common Stock trades an aggregate of more than 20,000,000 shares after the pricing of this Offering as reported by Bloomberg, and ending on the fifteenth (15) month anniversary thereof, each Warrant may be exercised at the option of the holder on a cashless basis, in whole or in part for a whole number of shares if the weighted average price of the Common Stock on the trading day immediately prior to the exercise date fails to exceed the initial exercise price of the Warrant.

The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $1.999 per Pre-Funded Warrant and Warrant. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. The shares of Common Stock, Pre-Funded Warrants and Warrants were issued separately and are immediately separable upon issuance.

NOTE 13 — SUBSEQUENT EVENTS (continued)

May 2018 Debentures

●	On July 11, 2019, the Company executed a payoff payment of $3,150,000 of principal and interest towards a debenture holder in satisfaction of the holder’s outstanding balance.

●	On July 15, 2019, the Company effectuated a payment of $4,401,510 of principal and interest, upon receipt of the proceeds from the July 2019 financing, towards the satisfaction of an outstanding balance due to a debenture holder.

●	On July 17, 2019, the Company issued 2,149 shares valued at $3,000 upon a debenture holder’s conversion of and partial satisfaction of outstanding amounts due. The determination of the fair value of the common stock is at the time of issuance.

●	On July 25, 2019, the Company issued 1,433 shares valued at $2,000 upon a debenture holder’s conversion of and partial satisfaction of outstanding amounts due. The determination of the fair value of the common stock is at the time of issuance.

July 2016 Warrants

On July 18, 2019, the exercise price of common stock warrants issued in July 2016, as part of a financing, was adjusted down to $1.00 per share from $4.50 (post-split) by the terms of the “ratchet down” provision of the warrant agreement.

Common Stock Issuances

From July 1, 2019, to August 14, 2019, the Company:

●	Issued 37,701 shares of common stock upon the exercise of 37,701 July 2016 common stock warrants and received cash proceeds in the amount of $170,000.

●	Issued 4,450,000 shares of common stock upon the exercise of 4,450,000 July 2019 common stock pre-funded warrants and received cash proceeds in the amount of $4,500.

●	Issued 5,995,900 shares of common stock upon the exercise of 5,995,900 July 2019 five-year cashless warrants.

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

Results of Operations

Comparison for the three and six months ended June 30, 2019 and 2018

Revenues

Revenues for the three and six months ended June 30, 2019 were $7.4 million and $15.6 million, respectively, compared to $9.4 million and $19.2 million for the three and six months ended June 30, 2018, representing decreases of $2 million or 21% and $3.6 million or 19%, respectively. The decreases can be attributed to one-time sales being recorded in the second quarter of 2018 not repeated in current fiscal quarter of 2019. The Company experienced a decline in revenue of approximately $5.1 million for Europe, North America, South American and rest of world market for the six-month period ended June 30, 2019. These decreases were offset in $1.4 million in the Asian market for the six-month period ended June 30, 2019.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and six months ended June 30, 2019 were $3.5 million and $7.6 million, respectively, compared to $4.5 million and $9.3 million for the three and six months ended June 30, 2018, representing decreases of $1.0 million or 22% and $1.7 million or 18%, respectively. The decreases are primarily due to a decline in revenue resulting in less cost of components. The decrease is also attributable due to the proportional change in inventory levels as a result of the Company’s disbanding of the xMax and Federal divisions in 2018.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or written down to their net realizable value. Inventory valuation adjustments for the three and six months ended June 30, 2019, were $-0- and $0.1 million, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses are costs incurred in operating the business daily and include salary and benefit expenses including stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, travel and expenses associated with being a public company. For the three and six months ended June 30, 2019, the Company incurred aggregate expenses of $5.6 million and $10.7 million, respectively, compared to $6.0 million and $11.9 million for the three and six months ended June 30, 2018, representing decreases of $0.4 million or 7% and $1.2 million or 10% respectively.

The three-month decrease of $0.4 million is primarily attributable to reductions of $0.6 million in salaries and benefits, $0.4 million in foreign exchange losses, $0.2 million in: management fees, travel costs, and commissions. This reduction was offset by an increase of $0.5 million in legal and professional fees, $0.4 in office administration costs, and $0.3 million in stock-based compensation.

The six-month decrease of $1.2 million is primarily attributable to reductions of $1.0 million of salaries and benefits, $0.4 million in travel costs, $0.3 million in: foreign exchange losses, miscellaneous operating costs and management fees, and, $0.2 million in: management fees and commissions. This reduction was offset by an increase of $0.4 million: in stock-based compensation and office administration costs, $0.3 million of legal and professional fees, and, $0.2 million: advertising costs and employees expenses.

We continue to expect similar declining results going forward due to the cost-cutting initiative program implemented in the fiscal year 2018.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities and travel. For the three and six months ended June 30, 2019, the Company incurred aggregate expense of $0.9 million and $1.8 million, respectively, compared to $2.9 million and $5.4 million, respectively, for the three and six months ended June 30, 2018, representing decreases of $2.0 million or 69% and $3.6 million or 67% respectively.

The three-month decrease of $2.0 million is primarily attributable to reductions of $1.2 million of salaries and benefits, $1.1 million in stock-based compensation, offset by $0.3 million of consulting fees and other operating expenses. The six-month decrease of $3.6 million is primarily attributable to reductions of $2.5 million of salaries and benefits, $1.5 million of stock-based compensation and $0.3 million of other operating expenses, offset by an increase of $0.7 million in research costs.

We continue to expect similar declining results going forward due to the cost-cutting initiative program implemented in the fiscal year 2018.

Impairment

No impairments related to long-lived assets or amortized intangible assets were recorded during three and six months ended June 30, 2019. An impairment charge of $0.2 million was recognized for the three and six months ended June 30, 2018. The Company recorded impairment charges relating to the balance of xMax software development costs due to the winding down of the xMax division during the second quarter of 2018.

Amortization and Depreciation

Amortization and depreciation expenses for the three and six months ended June 30, 2019 were $0.6 million and $1.2 million, respectively, compared to $0.8 million and $1.7 million, respectively for the three and six months ended June 30, 2018, representing decreases of $0.2 million or 25% and $0.5 million or 29% respectively. The decline is attributable to a reduction of depreciation recorded on long-lived assets and impaired assets associated with the elimination of the xMax and Federal divisions during the fiscal year 2018.

Other

Changes in Fair Value of Derivative Liabilities

The fair value of derivative liabilities for the three and six months ended June 30, 2019 was $0.7 million each period, respectively, compared to $1.0 million and 1.7 million, respectively for the three and six months ended June 30, 2018, representing a decrease of $0.3 million or 30% and $1.0 million or 59% respectively. This fluctuation is due to the changes in our stock price and volatility rates of longer-term warrants.

Interest expense

Interest expense for the three and six months ended June 30, 2019 was $1.1 million and $1.4 million, respectively, compared to $1.9 million and $2.0 million, respectively, for the three and six months ended June 30, 2018. The decrease is attributable to the immediate expensing of warrant costs in the fiscal year 2018.

Net Loss

For the three and six months ended June 30, 2019, the Company had a net loss of $3.6 million and $6.6 million, respectively, compared to a net loss of $6.0 million and a net loss of $9.8 million, respectively, for the three and six months ended June 30, 2018, or a decrease in net loss of $2.4 million and $3.2 million, respectively. The reduction in the net loss is mainly associated with the elimination of the xMax and Federal divisions, accompanied by the effect of the cost-cutting initiative program implemented in the fiscal year 2018.

Liquidity and Capital Resources

As of June 30, 2019, the Company has working capital of approximately $4.1 million including $0.4 million of cash. We have incurred net loss of $6.7 million for the six months ended June 30, 2019.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Six-Month Period Ended

(In Thousands)

	June 30, 2019	June 30, 2018
Net cash (used in) provided by operating activities	$(1,207)	$(4,357)
Net cash used in investing activities	(249)	(36)
Net cash provided by financing activities	(141)	3,623
Effect of exchange rate changes on cash	8	156
Net decrease in cash	$(1,589)	$(614)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 and 2018, totaled $1.2 million and $4.4 million, respectively a decrease of $3.2 million. The change of $3.2 million of net cash used in operating activities is attributable to the reduction of $3.0 million of net loss, $2.4 million of accounts receivable, $1.7 million in amortization of debt discount, $1.4 million in payments made in stock for payroll and consultants, $1.3 million in stock-based compensation, $0.7 million of depreciation, amortization and impairments, $0.4 million in deferred revenue and customer deposits. The reductions were offset by increases in $3.2 million of accounts payable, $1.9 million of inventory, $1.8 million of accrued expenses and interest expense, $1.0 million of the change in fair value of derivative liabilities and $0.2 million of due to related parties.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $0.2 million and $0.04 million, respectively, an increase of $0.16 million and relate to capital expenditures for furniture and equipment.

Financing Activities

Net cash used and provided by financing activities for the six months ended June 30, 2019 and 2018 was $0.1 million and $3.6 million, respectively, a decrease of $3.7 million mainly attributable to $3.6 million of financing executed in the fiscal year 2018 and none in the fiscal year 2019.

Cost Reductions

The Company has successfully achieved $1.3 million of cost reductions primarily related to facilities consolidation, which includes consolidating the two sites in Colchester, U.K., into one site. The Company expects savings in connection with the consolidation to be approximately $0.5 million through June 2020. In addition, our Billerica facility was subleased in June 2019 with expected savings over the term of the lease of $0.6 million. Also, as part of cost cutting measures, the Company did not renew the office or warehouse space it leases in Sunrise, Florida which achieved annual savings of $0.2 million.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared to assume the Company can continue as a going concern, which contemplates continuity of operations through the realization of assets, and the settling of liabilities in the ordinary course of business. The Company had $0.4 million in cash on the balance sheet at June 30, 2019. The Company had working capital and an accumulated deficit of $4.1 million and $241.2 million, respectively, on June 30, 2019. Additionally, the Company had a loss from operations in the amount of approximately $6.3 million and cash used in operating activities of $1.2 million for the six months ended June 30, 2019

In the fiscal year 2018, the Company implemented a cost reduction initiative, which resulted in approximately $8.2 million in annual savings. The Company affected these reductions by phasing out a business division which scaled-down payroll and associated benefits and other supporting expenses. The Company realized an additional $1.3 million of savings primarily related to facilities consolidation and severance.

On July 11, 2019, the Company closed an equity financing for 1,550,000 shares of common stock, warrants to purchase 6,000,000 shares of common stock and, pre-funded warrants to purchase common stock in place of common stock. The Company received gross proceeds of $11,995,550 from the offering, before deducting underwriting-related fees and other offering expenses payable by the Company.

The Company intends to use the net proceeds from the equity financing to satisfy outstanding principal and accrued interest due on convertible promissory notes and, provide working capital for daily operating expenditures. We believe there are enough funds from this equity raise in conjunction with cost reduction initiative to mitigate the going concern uncertainty for at least the next twelve months from the date of issuance of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. Our asset carrying value could be materially impacted if we are unable to close on some revenue-producing opportunities in the near term.

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

On May 29, 2019, we received correspondence from Nasdaq indicating that we had regained compliance with the minimum bid requirement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer), who is also our Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, due to a lack of segregation of duties.

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

In our Annual Report on Form 10-K for the year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. In addition, with the acquisitions of IMT and Vislink, there are risks related to the timing and accuracy of the integration of information from various accounting and ERP systems. As of June 30, 2019, we concluded that certain of these material weaknesses continued to exist.

The Company is continuing to further remediate the material weakness identified above as its resources permit.

Changes in Internal Controls

During the three months ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights.

As of June 30, 2019, we do not have any material litigation matters pending.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Revised Governance and Nomination Committee Charter
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: August 14, 2019	By:	/s/ Roger Branton
Roger G. Branton
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Revised Governance and Nomination Committee Charter
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

