Form 10-Q
period 2019-09-30
Vislink Technologies, Inc.
filed 2019-11-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

1515 Ringling Blvd., Suite 310 Sarasota, FL 34236

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

The number of shares of the Registrant’s common stock outstanding as of November 14, 2019, is 14,430,462.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$505	$2,005
Accounts receivable, net	4,802	6,191
Inventories, net	12,788	13,050
Prepaid expenses and other current assets	949	780
Total current assets	19,044	22,026
Right of use assets, operating leases	2,045	—
Property and equipment, net	2,056	2,096
Intangible assets, net	3,368	4,691
Total assets	$26,513	$28,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,894	$7,072
Accrued expenses	2,291	2,112
Note payable	231	—
Convertible promissory notes, net of discount of $-0- and $16, respectively	—	400
Operating lease obligations, current	820	—
Due to related parties	503	361
Customer deposits and deferred revenue	2,490	1,574
Derivative liabilities	140	1,118
Total current liabilities	13,369	12,637
Convertible promissory notes, net of discount of $-0- and $47, respectively	—	5,886
Operating lease obligations, net of current portion	1,234	—
Total liabilities	14,603	18,523
Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018; -0- shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock – $.00001 par value; 100,000,000 shares authorized; 14,323,176 and 1,877,698 shares issued and 14,307,222 and 1,877,697 outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	258,015	244,562
Accumulated other comprehensive income	357	275
Treasury stock, at cost – 15,954 shares at September 30, 2019 and 1 share at December 31, 2018, respectively	(277)	(22)
Accumulated deficit	(246,185)	(234,525)
Total stockholders’ equity	11,910	10,290
Total liabilities and stockholders’ equity	$26,513	$28,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$5,007	$8,325	$20,565	$27,482

Cost of revenue and operating expenses
Cost of components and personnel	2,968	4,230	10,611	13,507
Inventory valuation adjustments	223	119	312	353
General and administrative expenses	5,329	4,718	16,062	16,578
Research and development expenses	799	1,286	2,591	6,653
Impairment charge	—	—	—	168
Amortization and depreciation	586	671	1,763	2,376
Total cost of revenue and operating expenses	9,905	11,024	31,339	39,635

Loss from operations	(4,898)	(2,699)	(10,774)	(12,153)

Other income (expense)
Changes in fair value of derivative liabilities	281	848	954	2,502
Gain (loss) on conversion of debentures	15	—	(33)	—
Other income expense	—	13	—	51
Interest expense, net	(393)	(369)	(1,807)	(2,319)
Total other income (expense)	(97)	492	(886)	234

Net loss	$(4,995)	$(2,207)	$(11,660)	$(11,919)

Basic and diluted loss per share	$(0.40)	$(1.30)	$(2.13)	$(7.19)
Weighted average number of shares outstanding:
Basic and diluted	12,417	1,692	5,480	1,657
Comprehensive loss:
Net loss	$(4,995)	$(2,207)	$(11,660)	$(11,919)
Unrealized gain (loss) on currency translation adjustment	81	(23)	82	(49)
Comprehensive loss	$(4,914)	$(2,230)	$(11,578)	$(11,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2019	—	$—	1,877,698	$—	$244,562	$275	$(22)	$(234,525)	$10,290
Net loss	—	—	—	—	—	—	—	(3,090)	(3,090)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(33)			(33)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	17,984	—	66	—	—	—	66
Compensation awards previously accrued	—	—	19,631	—	71	—	—	—	71
Conversion of amounts due to related parties	—	—	8,159	—	30	—	—	—	30
Stock-based compensation	—	—	—	—	609	—	—	—	609
Balance, March 31, 2019	—	—	1,923,472	—	245,338	242	(22)	(237,615)	7,943

Net loss	—	—	—	—	—	—	—	(3,575)	(3,575)
Unrealized gain on currency translation adjustment	—	—	—	—	—	34	—	—	34
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	32,861	—	52	—	—	—	52
Conversion of amounts due to related parties	—	—	4,310	—	1	—	—	—	1
Conversion of principal and accrued interest on convertible promissory notes	—	—	295,085	—	499	—	—	—	499
Stock-based compensation	—	—	—	—	600	—	—	—	600
Balance, June 30, 2019	—	—	2,255,728	—	246,490	276	(22)	(241,190)	5,554

Net loss	—	—	—	—	—	—	—	(4,995)	(4,995)
Unrealized gain on currency translation adjustment	—	—	—	—	—	81	—		81
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	1,550,000	—	10,803	—	—	—	10,803
Exercise of common stock warrants	—	—	4,487,701	—	174	—	—	—	174
Exercise of cashless common stock warrants	—	—	5,995,900	—	—	—	—	—	—
Conversion of principal and accrued interest on convertible promissory notes	—	—	33,847	—	30	—	—	—	30
Stock-based compensation	—	—	—	—	494	—	—	—	494
Reclassification of derivative liabilities in connection with the exercise of common stock warrants	—	—	—	—	24	—	—	—	24
Purchase of treasury stock	—	—	—	—	—	—	(255)	—	(255)
Balance, September 30, 2019	—	$—	14,323,176	$—	$258,015	$357	$(277)	$(246,185)	$11,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2018	—	$—	1,489,739	$—	$235,819	$354	$(22)	$(219,652)	$16,499
Net loss	—	—	—	—	—	—	—	(3,329)	(3,329)
Unrealized loss on currency translation adjustment	—	—	—	—	—	83	—	—	83
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	4,375	—	68	—	—	—	68
Compensation awards previously accrued	—	—	1,223	—	19	—	—	—	19
Conversion of amounts due to related parties	—	—	641	—	10	—	—	—	10
Stock-based compensation	—	—	—	—	815	—	—	—	815
Balance, March 31, 2018	—	$—	1,495,978	$—	$236,731	$437	$(22)	$(222,981)	$14,165

Net loss	—	—	—	—	—	—	—	(6,383)	(6,383)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(109)	—	—	(109)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	149,373	—	1,436	—	—	—	1,436
Conversion of amounts due to related parties	—	—	13,225	—	110	—	—	—	110
Satisfaction of accrued interest on convertible promissory notes	—	—	8,911	—	90	—	—	—	90
Stock-based compensation	—	—	—	—	1,659	—	—	—	1,659
Beneficial conversion feature	—	—	—	—	194	—	—	—	194
Balance, June 30, 2018	—	$—	1,667,487	$—	$240,220	$328	$(22)	$(229,364)	$11,162

Net loss	—	—	—	—	—	—	—	(2,207)	(2,207)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(23)	—	—	(23)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	35,306	—	204	—	—	—	204
Conversion of amounts due to related parties	—	—	12,632	—	60	—	—	—	60
Stock-based compensation	—	—	—	—	640	—	—	—	640
Balance, September 30, 2018	—	$—	1,715,425	$—	$241,124	$305	$(22)	$(231,571)	$9,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities
Net loss	$(11,660)	$(11,919)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of property and equipment	—	(51)
Stock-based compensation	1,703	3,114
Payment made in stock (payroll and consultants)	66	1,708
Stock issuance commitments	190	280
Provision for bad debt	120	18
Inventory valuation adjustments	312	353
Amortization of right of use assets, operating leases	586	—
Depreciation and amortization	1,763	2,376
Impairment charge	—	168
Change in fair value of derivative liabilities	(954)	(2,502)
Loss on conversion of debentures	33	—
Amortization of debt discount	63	2,094
Changes in assets and liabilities
Accounts receivable	1,152	2,967
Inventory	(285)	(128)
Prepaid expenses and other current assets	(189)	(486)
Accounts payable	(81)	(3,538)
Accrued expenses and interest expense	452	(840)
Deferred revenue and customer deposits	945	1,387
Operating lease liabilities	(533)	—
Due to related parties	173	(232)
Net cash used in by operating activities	(6,144)	(5,231)
Cash flows (used in) provided by investing activities
Proceeds from the sale of fixed assets	—	155
Payment for purchase of treasury stock	(24)	—
Acquisition of property and equipment	(357)	(69)
Net cash (used in) provided by investing activities	(381)	86
Cash flows provided by financing activities
Proceeds received from equity financing	11,996	—
Costs incurred in connection with equity financing	(1,193)	—
Proceeds from the exercise of common stock warrants	174	—
Principal repayments made on capital lease obligations	—	(48)
Proceeds from convertible promissory notes	—	4,000
Debt issuance costs	—	(363)
Principal payments made on convertible promissory notes	(5,951)	—
Net cash provided by financing activities	5,026	3,589
Effect of exchange rate changes on cash	(1)	(34)
Net decrease in cash	(1,500)	(1,590)
Cash, beginning of period	2,005	2,799
Cash, end of period	$505	$1,209

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,756	$21
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of non-cash information:
Common stock issued in connection with:
Services previously accrued	$123	$19
Settlement of amounts due to related parties	31	180
Settlement of principal and interest due on convertible promissory notes	529	90
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	24	—
Financing encumbered in treasury stock purchased	249	—
Right-of-use assets and operating lease obligations recognized (Note 5):
Operating lease assets	2,899	—
Operating lease liabilities	2,955	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The overarching strategy of Vislink Technologies, Inc. (“Vislink Technologies,” the “Company,” “we,” “our” or “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. Vislink Technologies’ business lines include the main brands Integrated Microwave Technologies LLC (“IMT”) and Vislink Communications Systems (“Vislink” or “VCS”). There is considerable brand interaction, due to complementary market focus, compatible product, and technology development roadmaps, and solution integration opportunities.

IMT:

IMT develops, manufactures, and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, which has allowed IMT to develop integrated solutions that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

Vislink:

VCS specializes in the wireless capture, delivery, and management of secure, high-quality, live video from the field to the point of usage. VCS designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. VCS serves two core markets: broadcast and media and law enforcement, public safety, and surveillance. In the broadcast and media market, VCS provides broadcast communication links for the collection of live news and sports and entertainment events. VCS’ customers in the broadcast and media market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters, and hosted service providers. In law enforcement, public safety, and surveillance markets, VCS provides secure video communications and mission-critical solutions for law enforcement, defense, and homeland security applications. VCS’ customers in the law enforcement, public safety, and surveillance market include metropolitan, regional, and national law enforcement agencies as well as domestic and international defense agencies and organizations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using U.S. generally accepted accounting principles (“GAAP”) for interim financial information and by following the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2019. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2019, the results of its operations and changes in equity for the three and nine months ended September 30, 2019 and 20118 and cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2019 may not be indicative of results for the year ending December 31, 2019.

Principles of Consolidation

The accompanying consolidated financial statements and related notes thereto were prepared in conformity with GAAP include the accounts of Vislink Technologies and its wholly-owned subsidiaries, IMT and Vislink, since the completion dates of the acquisitions of IMT and Vislink. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts and the valuation of the assets and liabilities acquired in the acquisition of Vislink in 2011.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

Change in accounting principle

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the balance sheet. We have adopted ASU 2016-02 on January 1, 2019, using a modified retrospective transition approach that applies the new standard to all leases existing at the date of initial application. We have also elected to adopt the transitional package of practical expedients as prescribed by Accounting Standards Codification (“ASC”) 842. Accordingly, we are continuing to account for our existing operating leases as operating leases under the new guidance, without reassessing whether the contracts contain a lease under ASC 842 or whether the classification of the operating leases would be different under ASC 842. All our rentals at the adoption date were operating leases for facilities and did not include any non-lease components.

As a result of the adoption of ASU 2016-02, on January 1, 2019, we recognized a lease liability of approximately $3.0 million, with corresponding right-of-use (“ROU”) assets of $2.9 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, less accrued rent of approximately $0.06 million. There are no changes to our previously reported results before January 1, 2019. Lease expense is not expected to change materially as a result of the adoption of ASU 2016-02.

Inventories

Inventory is recorded at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory valuation adjustments are included on the face of the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.

Revenue Recognition

Change in accounting principle

We transitioned to the FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) from ASC Topic 605, Revenue Recognition on January 1, 2019. Our transition to ASC 606 represents a change in accounting principle. ASC 606 eliminates industry-specific guidance and provides a single model for recognizing revenue from contracts with customers. The core principle of ASC 606 is that a reporting entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the reporting entity expects to be entitled to the exchange of those goods or services. We adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2019. Under the modified retrospective transition method, an entity compares the revenue recognized from contract inception up to the date of initial application to the amount that would have been recognized if it had applied ASC 606 since contract inception. The difference between those two amounts would be accounted for as a cumulative-effect adjustment and recognized on the date of the initial application. The adoption of ASC 606 did not have an impact on the recognition of revenue, and no cumulative-effect adjustment was recorded.

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

At contract inception, the Company assesses the goods and services promised in our contracts with customers and identifies a performance obligation for each. To determine the performance obligations, the Company considers all the products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration we expect to receive in exchange for transferring goods and services. Excluded from income are the value-added sales taxes, and other charges we collect concurrent with revenue-producing activities.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to non-employees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to non-employees under Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements.

Convertible Debt Instruments

The Company records debt net of debt discounts for beneficial conversion features and warrants, on either a relative fair value or fair value basis depending on the respective accounting treatment of each instrument. Beneficial conversion features are recorded according to the Beneficial Conversion (“BCF”) and Debt Topics of the FASB ASC. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discounts with corresponding entries to derivative liability and additional paid-in-capital. Costs paid to third parties (e.g., legal fees, printing costs, placement agent fees) that are directly related to issuing the debt and that otherwise wouldn’t be incurred, are treated as a direct deduction of the debt liability. Debt discount and issuance costs are generally amortized and recognized as additional interest expense in the statement of operations over the life of the debt instrument using the effective interest method.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances, the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. If the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date, and then that fair value is reclassified to stockholders’ equity.

Loss Per Share

The Company reports a loss per share under ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic loss per share of common stock is calculated by dividing net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	579	627
Convertible debt	—	833
Warrants	1,154	870
	1,733	2,330

Fair Value of Financial Instruments

GAAP requires disclosing the fair value of financial instruments to the extent practicable for financial instruments that are recognized or unrecognized in the consolidated balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments(continued)

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs consist of items that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1 –	Quoted prices in active markets for identical assets or liabilities. There are no fair valued assets or liabilities classified under Level 1 as of September 30, 2019.

Level 2 –	Observable prices that are based on inputs not quoted on active markets but corroborated by market data. There are no fair valued assets or liabilities classified under Level 2 as of September 30, 2019.

Level 3 –	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 8).

Foreign Currency and Other Comprehensive (Loss)/Income

The functional currency of our foreign subsidiary is typically the applicable local currency, which is British Pounds. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using an average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive (loss)/income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which is accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The foreign currency exchange gains and losses are included as a component of general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net foreign exchange transactions:
Losses	$315,000	$126,000	$356,000	$355,000

Accumulated comprehensive income:
Increases (decreases)	$81,000	$(23,000)	$82,000	$(49,000)

The exchange rates adopted for the foreign exchange transactions are the rates of exchange, as quoted on an OANDA, a Canadian-based foreign exchange company providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information, an internet website. Translation of amounts from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

●	As of September 30, 2019 – British Pounds $1.2297550 to the US $1.00

●	Average rate for the nine months ending September 30, 2019 – British Pounds $1.2730009 to the US $1.00

Subsequent Events

The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Quarterly Report, and determined that no events have occurred that have not been disclosed elsewhere in the notes to the condensed consolidated financial statements (unaudited) that would require adjustments to disclosures in the condensed consolidated financial statements (unaudited), except as disclosed herein (see Note 14).

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

In July 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs under the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes in the ASU requires a presentation of changes in stockholders’ equity in the form of reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders’ equity as separate financial statements for the current and comparative year-to-date interim periods beginning on January 1, 2019. The additional elements of the ASU did not have a material impact on the Company’s Consolidated Financial Statements. This guidance was effective immediately upon issuance.

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

Other recently issued FASB technical corrections to existing guidance or affecting guidance to specialized industries or entities, have no current applicability to the Company and not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The accompanying unaudited condensed consolidated financial statements have been prepared to assume the Company can continue as a going concern, which contemplates continuity of operations through the realization of assets and the settling of liabilities in the ordinary course of business. The Company had $0.5 million in cash on the balance sheet at September 30, 2019. The Company had working capital and an accumulated deficit of $5.7 million and $246.2 million, respectively, on September 30, 2019. Additionally, the Company had a loss from operations in the amount of approximately $10.8 million and cash used in operating activities of $6.1 million for the nine months ended September 30, 2019.

In the fiscal year 2018, the Company implemented a cost reduction initiative, which resulted in approximately $8.2 million in annual savings. The Company effected these reductions by phasing out a business division that scaled-down payroll and associated benefits and other supporting expenses. The Company realized an additional $1.3 million of savings primarily related to facilities consolidation whereby our Billerica facility was subleased on May 8, 2019, with expected savings over the term of the lease of $0.6 million. Also, our Sunrise lease expired on May 13, 2019, with annual savings of $0.2 million. Lastly, the Company consolidated its Colchester facilities from two sites into one on May 31, 2019, with savings of $0.5 million through September 2020.

On July 11, 2019, the Company closed an equity financing for 1,550,000 shares of common stock, warrants to purchase 6,000,000 shares of common stock and, pre-funded warrants to purchase common stock in place of common stock. The Company received gross proceeds of $11,995,550 from the offering, before deducting underwriting-related fees and other offering expenses payable by the Company.

The Company used the net proceeds from the equity financing to satisfy outstanding principal and accrued interest due on convertible promissory notes and, provided working capital for daily operating expenditures. The Company is planning another equity raise in November 2019, has recently announced $3 million of new orders for a total backlog of $13 million and anticipates collection of $2.8 million in cash from the U.S. Army by year end. As such, in conjunction with ongoing cost management, we believe there is enough funds to mitigate the going concern uncertainty for at least twelve months from the date of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. Our asset carrying value could be materially impacted if we are unable to close on some revenue-producing opportunities in the near term.

NOTE 3 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

			Trade Names and
	Patents and Licenses		Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2018	$12,378,000	$(9,835,000)	$1,450,000	$(467,000)	$2,880,000	$(1,715,000)	$4,691,000
Additions	-	-	-	-	-	-	-
Amortization	-	(500,000)	-	(167,000)	-	(656,000)	(1,323,000)
Balance as of September 30, 2019	$12,378,000	$(10,335,000)	$1,450,000	$(634,000)	$2,880,000	$(2,371,000)	$3,368,000

Patents and Licenses:

On September 30, 2019, and December 31, 2018, the Company had net capitalized costs of patents and licenses of $2.0 million and $2.5 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives, which range between 18.5 to 20 years. The costs of provisional patents and pending applications are not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed.

Other Intangible Assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT and Vislink.

On September 30, 2019, and December 31, 2018, the Company had net capitalized costs of other intangible assets of $1.3 million and $2.1 million, respective. The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years.

The amortization of intangible assets amounted to $0.4 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively. There was an impairment of $-0- million and $0.2 million of software development costs for the three and nine months ending September 30, 2018. The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 3.7 years.

The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Balance 2019	$454,000
2020	1,051,000
2021	874,000
2022	543,000
2023	120,000
Thereafter	326,000
$3,368,000

NOTE 4 — NOTE PAYABLE

Effective as of September 27, 2019, the Board of Directors of the Company consented to assume the remaining balance of a note held by a former related party MB Technology Holdings, LLC (“MBTH”). MBTH originally borrowed funds for the benefit of the Company with the proceeds forwarded to the Company reflecting due to a related party, which ultimately was converted into shares. The note matures on September 18, 2020, with an annual interest rate of 8.022%. One payment of $18,519 of accrued interest plus $230,860 of principal, totaling $249,379, is due on September 18, 2020.

NOTE 5 — CONVERTIBLE PROMISSORY NOTES

The Company has convertible promissory notes ranging from 6% to 10% per annum, with a maturity date of September 29, 2019, with a fixed range of conversion features. The table below summarizes the convertible promissory notes as of September 30, 2019.

The Company has listed a summary of the modified and non-modified debt as follows:

	Debt
	Modified	Non-modified	Total
Principal:
Beginning balance, January 1, 2019	$5,933,289	$415,625	$6,348,914
Principal conversions to shares of common stock	(122,808)	(275,000)	(397,808)
Principal payments made in cash	(5,810,481)	(140,625)	(5,951,106)
Ending balance, September 30, 2019	$—	$—	$—

Debt discount:
Beginning balance, January 1, 2019	$47,307	$15,683	$62,990
Amortization of debt discount	(47,307)	(15,683)	(62,990)
Ending balance, September 30, 2019	$—	$—	$—

Modified and un-modified debt, net	$—	$—	$—

Items recorded to interest expense, net for the three-month and nine-month periods ending September 30, 2019, and 2018 are:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$384,062	$61,334	$1,733,988	$82,688
Debt discount amortization	6,679	140,427	62,990	189,271
Warrant costs	—	116,400	—	1,904,571
Total recorded to interest expense, net	$390,741	$318,161	$1,796,978	$2,176,530

During the nine months ending September 30, 2019, the Company issued 328,932 shares of common stock valued at $528,465 in partial settlement of $494,483 of principal and interest resulting in a loss in settlement of debt in the amount of $32,982. As of September 31, 2019, the convertible promissory notes have been fully satisfied.

NOTE 6 — LEASES

At lease inception, we determine if an arrangement is a lease and if it includes options to extend or terminate the lease if it is reasonably certain that the options will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating leases are recognized as ROU assets included as operating lease ROU assets, net and operating lease liability obligations in other current liabilities and other liabilities in our unaudited condensed consolidated balance sheet as of the commencement date and at September 30, 2019. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments.

As of September 30, 2019, ROU assets and lease liabilities were approximately $2.04 million, net, and 2.05 million ($0.82 million of which is current), respectively. The weighted-average remaining term for lease contracts was 3.6 years on September 30, 2019, with maturity dates ranging from April 2020 to March 2025. The weighted-average discount rate was 9.3% at September 30, 2019.

For the nine months ended September 30, 2019, the Company’s leasing arrangements include agreements for office space, deployment sites, and storage warehouses, both domestically and internationally. The operating leases contain various lease terms and provisions with remaining lease commitments of approximately seven months and four years as of September 30, 2019. During the nine months ended September 30, 2019, and 2018, the Company sublet a portion of its space under operating leases at The Fairways, Hemel, and Billerica locations.

Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. We recognize rent expense for these types of contracts on a straight-line basis over the minimum lease term. For the three months and nine months ending September 30, 2019, we incurred approximately $245,000 and $900,000 of rental fees net of $78,000 and $178,000 of rental income under operating leases, respectively. For the three-months and nine-months ending September 30, 2018, we incurred approximately $367,000 and $1,120,000 of rental fees net of $36,000 and $111,000 of rental income under operating leases, respectively. Adjustments for straight-line rental expense for the respective periods was not material. As such, most costs recognized is reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. Besides, we have the right, but no obligation, to renew individual leases for various renewal terms.

The table below lists locations and lease expiration dates from 2020 through 2025:

Location	Lease-End Date		Approximate Future Payments
Colchester, U.K. – Waterside House	May	2025	$1,063,000
Anaheim, CA	Jul	2021	53,000
Billerica, MA	May	2021	682,000
Hemel, UK	Oct	2020	174,000
Singapore	Aug	2020	27,000
Hackettstown, NJ	Apr	2020	53,000
Sublets:
Colchester, UK – The Fairways	Mar	2020	$26,000
Hemel, UK	Oct	2020	94,000
Billerica, MA	May	2021	297,000

Under previous lease guidance, future minimum lease payments under operating leases with noncancelable lease terms in excess of one year from continuing operations as of September 30, 2019, were as follows:

For the 12 Month Period Ending September 30,	Amount
2020	$982,000
2021	589,000
2022	255,000
2023	255,000
2024	255,000
Thereafter	128,000
$2,464,000

Sublets:
2020	$291,000
2021	126,000
$417,000

NOTE 6 — LEASES (continued)

The following table illustrates specific operating lease data as of September 30, 2019:

Lease cost:
Operating lease cost	$847,000
Short-term lease cost	53,000
Variable lease cost	—
Total lease cost	$900,000

Cash paid for amounts in lease liabilities:
Operating cash flows from operating leases	$850,000

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,899,000

Weighted-average remaining lease term—operating leases	3.6 years

Weighted-average discount rate—operating leases	9.3%

NOTE 7 — RELATED PARTY TRANSACTIONS

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

The following directors of MBMG have significant influence with the Company:

●	Roger Branton, the Company’s Chief Executive Officer, Chief Financial Officer, and director,

●	Richard Mooers, the Company’s director.

The following table represents related party transactions for the three months and nine months ended September 30, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Consulting fees, recurring	$150,000	$99,000	$450,000	$249,000

Consulting fees, non-recurring	$239,911	$24,000	$274,504	$49,000

Common stock shares issued in satisfaction of amounts due	—	12,632	12,469	26,498

Value of common stock shares issued	$—	$60,000	$31,466	$180,000

Amounts paid to MBMG in cash	$250,000	$144,000	$551,000	$529,000

The Company recorded these fees in general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations and included such fees in due to related parties on the Condensed Consolidated Balance Sheet. The balances outstanding to MBMG on September 30, 2019, and December 31, 2018, was $503,000 and $361,000, respectively.

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

The following are the key assumptions that were used in connection with the valuation of the warrants exercisable into common stock as of September 30, 2019:

Number of shares underlying the warrants	462,494
Fair market value of stock	$0.62
Exercise price	$1.00 to 24,000
Volatility	136% to 151%
Risk-free interest rate	1.53% to 1.78%
Expected dividend yield	—
Warrant life (years)	0.3 to 3.7

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

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments that do not have fixed settlement provisions to be derivative instruments. Under U.S. GAAP, the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated statements of operations in each subsequent period.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. In calculating the fair value, the Company uses a binomial model style simulation, as the value of certain features of the warrant derivative liabilities would not be captured by the standard Black-Scholes model.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$445,000	$2,533,000	$1,118,000	$2,399,000
Recognition of warrant liabilities on issuance dates	—	116,000	—	1,904,000
Re-classification to equity upon warrants exercised	(24,000)	—	(24,000)	—
Change in fair value of derivative liabilities	(281,000)	(848,000)	(954,000)	(2,502,000)
Ending balance	$140,000	$1,801,000	$140,000	$1,801,000

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock Issuances

July 2019 Financing

On July 11, 2019, the Company closed an equity financing for (i) 1,550,000 shares of common stock, par value $0.00001 per share, of the Company (“Common Stock”), as well as 900,000 shares of Common Stock issuable to the underwriters of the Offering (the “Underwriters”) to cover over-allotments, (ii) pre-funded warrants exercisable for 4,450,000 shares of Common Stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to an aggregate of 6,000,000 shares of Common Stock (the “Warrants”), as well as Warrants to purchase up to an additional 900,000 shares of Common Stock issuable to the Underwriters to cover over-allotments. A registration statement on Form S-1, relating to the Offering was filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2019, amendments to which were filed with the SEC on July 10, 2019, and July 11, 2019, and was declared effective on July 11, 2019. The Company received gross proceeds of approximately $11,996,00 less $1,193,000 of offering costs for a net proceeds of $10,803,000.

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

Other Common Stock Issuances

During the nine months ended September 30, 2019, the Company:

●	Issued 10,483,601 shares of common stock upon the exercise of (i) 37,701 common stock warrants at $4.50 per share (ii) the exercise of 4,450,000 pre-funded warrants at $0.001 per share and, (iii) the exercise of 5,995,900 cashless warrants for net proceeds of $174,000.

●	Issued 17,984 shares of its common stock for employees, directors, consultants, and other professionals for a total fair value of $66,181. The determination of the fair value of the common stock is at the time of issuance.

●	Issued 52,492 shares of common stock in satisfaction of amounts previously deferred for employee/consultant agreements in the amount of $122,577 and the liability equaled the fair value of the shares issued.

●	Issued 12,469 shares of common stock in satisfaction of related party obligations valued at $31,466. The determination of the fair value of the common stock is at the time of issuance and the liability equaled the fair value of the shares issued.

●	Issued 328,932 shares of common stock in satisfaction of principal and interest for convertible promissory notes valued at $528,000. The determination of the fair value of the common stock is at the time of issuance.

●	Recognized $1,702,712 of compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset as a credit to additional paid-in capital.

●	Recognized $23,638 related to the intrinsic value of common stock warrants with embedded derivative liabilities, transferred into additional paid-in capital.

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

During the nine months ended September 30, 2019, the Company granted 10,450,000 warrants, and 10,483,601 warrants were exercised. The weighted average exercise prices of warrants outstanding at September 30, 2019, is $19.90 with a weighted average remaining contractual life of 2.6 years. As of September 30, 2019, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of September 30, 2019:

	Number of Warrants (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2018	1,187,181	$19.80
Warrants granted	10,450,000	$2.90
Warrants exercised	(10,483,601)	$(2.90)
Warrants canceled/expired	-0-	$-0-
Outstanding, September 30, 2019	1,153,580	$19.90

Exercisable, September 30, 2019	1,153,580	$19.90

Common Stock Options

During the three and nine months ended September 30, 2019, the Company recorded approximately $578,000 and $1,703,000, respectively, as stock compensation expense from the amortization of stock options issued. During the three and nine months ended September 30, 2018, the Company recorded approximately $639,000 and $3,114,000, respectively, as stock compensation expense from the amortization of stock options issued, of which $0.8 million was the expense for accelerating the vesting of the remaining options for terminated employees. As of September 30, 2019, the weighted average remaining contractual life was 7.73 years for options outstanding and 7.62 years for options exercisable. The intrinsic value of options exercisable on September 30, 2019, was $-0-. As of September 30, 2019, the remaining expense is approximately 1,411,000 over the remaining amortization period of 1.06 years. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

A summary of the options activity is as follow:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, January 1, 2019	585,717	$15.50
Options granted	29,000	$3.70
Options exercised	—	$—
Options canceled/expired	(35,667)	$(14.80)
Outstanding, September 30, 2019	579,050	$15.00

Exercisable, September 30, 2019	387,388	$15.70

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. Pursuant to ASC Topic 450’s provision that a company must accrue a loss contingency if information is available before the issuance of the financial statements, it has been determined that based upon a lawsuit filed by Hale Capital Partners, LP (“Hale”) against the Company on July 29, 2019, the Company may be potentially liable for professional fees incurred by Hale for a due diligence transaction in the amount of $140,000. The Company deems these fees excessive and is vigorously defending the claim. This amount was accrued and included in accrued expenses in the condensed consolidated balance sheet as of September 30, 2019. There were no other material legal actions pending.

NOTE 10 — COMMITMENTS AND CONTINGENCIES (continued)

Pension:

The Company, at its discretion, may make matching contributions to the 401(k) plan in which its employees participate. For the nine months ended September 30, 2019, and 2018, the Company made matching contributions of $-0- and $67,000, respectively.

The Company currently operates a Group Personal Pension Plan in its U.K. subsidiary, and funds are invested with Royal London. U.K. employees are entitled to join the plan to which the Company contributes varying amounts subject to status. In addition, the Company operates a stakeholder pension scheme in the U.K. For the nine months ended September 30, 2019, and 2018, and the Company made matching contributions of $142,000 and $165,000, respectively.

Nasdaq Compliance:

On September 26, 2019, we received a written notification from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) as the Company’s closing bid price was below $1.00 per share for the previous thirty (30) consecutive business days.

Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day compliance period, or until March 24, 2020, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on Nasdaq.

To regain compliance, the closing bid of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during the 180 calendar day grace period. If the Company is not in compliance by March 24, 2020, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirements. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting. The Company intends to monitor its closing bid price for its common stock between now and March 24, 2020, and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

NOTE 11 — CONCENTRATIONS

During the three and nine months ended September 30, 2019, the Company did record sales of approximately $769,000 (14%) and $2,154,000 (11%) to a single customer in excess of 10% of the Company’s total consolidated sales, respectively. During the three and nine months ended September 30, 2018, the Company recorded sales to one customer of $2,196,000 (26%) in excess of 10% of the Company’s total consolidated sales and did not record sales to any single customer in excess of 10% of the Company’s total consolidated sales, respectively.

On September 30, 2019, and December 31, 2018, the Company recorded approximately $1,075,000 and $-0- of accounts receivable, respectively, to a single customer in excess of 10% of the Company’s total consolidated accounts receivable.

During the three months ended September 30, 2019, approximately $942,000 (21%) and $1,605,000 (35%) of the Company’s inventory purchases were generated from two vendors of the Company’s consolidated inventory purchases, respectively. During the nine months ended September 30, 2019, approximately $3,547,000 (29%) and $2,003,000 (16%) were generated from two vendors of the Company’ consolidated inventory purchases, respectively. During the three and nine months ended September 30, 2018, approximately $496,000 (13%) and $1,888,000 (15%) of the Company’s inventory purchases were derived from one vendor of the Company’s consolidated inventory purchases.

On September 30, 2019, the Company recorded approximately $1,380,000 (20%) of accounts payable to one vendor in excess of 10% of the Company’s consolidated accounts payable. On December 3, 2018, the company recorded approximately $800,000 (12%) of accounts payable to one vendor in excess of 10% of the Company’s consolidated accounts payable.

NOTE 12 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, revenue is disaggregated by primary geographical markets and revenue sources.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Primary geographical markets:
North America	$8,677,000	$12,510,000	$2,273,000	$5,761,000
South America	185,000	1,094,000	97,000	57,000
Europe	5,877,000	8,239,000	1,248,000	815,000
Asia	4,465,000	3,423,000	927,000	1,331,000
Rest of World	1,361,000	2,216,000	462,000	361,000
	$20,565,000	$27,482,000	$5,007,000	$8,325,000

Primary revenue source:
Equipment sales	$18,290,000	$25,133,000	$4,702,000	$7,350,000
Installation, integration and repairs	1,685,000	2,197,000	276,000	937,000
Warranties	150,000	152,000	36,000	38,000
Other	440,000	—	**(7,000)	—
	$20,565,000	$27,482,000	$5,007,000	$8,325,000

Long-Lived Assets:
United States	$5,136,000	$3,859,000
United Kingdom	2,333,000	3,725,000
	$7,469,000	$7,584,000

** This amount represents the decline in the translation rate from British Pounds to U.S. dollars resulting in a loss from the original translation of $447,000.

NOTE 13 — REBATES

In May 2019, after the Company’s UK subsidiary filed for a rebate relating to the amount of funds spent on research costs for the 2017 fiscal year, an amount of $447,000 was awarded to the Company. This rebate was classified as additional revenue during the nine months ended September 30, 2019. The Company expects to file appropriate forms for the 2018 fiscal year.

NOTE 14 — SUBSEQUENT EVENTS

Common Stock Issuances

From October 1, 2019, to November 14, 2019, the Company:

●	Issued 112,634 shares of its common stock for employees, directors, consultants, and other professionals for a total fair value of $57,083. The determination of the fair value of the common stock is at the time of issuance.

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

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, and also including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward-looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties, and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

Overview

The overarching strategy of Vislink Technologies, Inc. (“Vislink Technologies,” the “Company,” “we,” “our” or “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. Vislink Technologies’ business lines include the main brands Integrated Microwave Technologies LLC (“IMT”) and Vislink Communications Systems (“Vislink” or “VCS”). The Vislink Technologies name serves as the corporate umbrella for its current brands, as well as any new ones that might be added to its portfolio in the future. There is considerable brand interaction, due to complementary market focus, compatible product, and technology development roadmaps, and solution integration opportunities.

IMT:

IMT develops, manufactures, and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, which has allowed IMT to develop integrated solutions that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations.

Vislink:

VCS specializes in the wireless capture, delivery, and management of secure, high-quality, live video from the field to the point of usage. VCS designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. VCS serves two core markets: broadcast and media and law enforcement, public safety, and surveillance. In the broadcast and media market, VCS provides broadcast communication links for the collection of live news and sports and entertainment events. VCS’ customers in the broadcast and media market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters, and hosted service providers. In law enforcement, public safety, and surveillance markets, VCS provides secure video communications and mission-critical solutions for law enforcement, defense, and homeland security applications. VCS’ customers in the law enforcement, public safety, and surveillance market include metropolitan, regional, and national law enforcement agencies as well as domestic and international defense agencies and organizations.

Plan of Operations

We are executing on our sales and marketing strategy, through both direct sales to end-customers and indirect sales to channel network partners, and we have entered into multiple equipment purchases, reseller and teaming agreements as a result. These customer engagements span our target markets in rural telecommunications and defense.

Results of Operations

Comparison for the three and nine months ended September 30, 2019 and 2018

Revenues

Revenues for the three and nine months ended September 30, 2019 were $5.0 million and $20.6 million, respectively, compared to $8.3 million and $27.5 million for the three and nine months ended September 30, 2018, representing decreases of $3.3 million or 40% and $6.9 million or 25%, respectively. The reductions can be attributed to one-time sales being recorded during the nine months ending September 30, 2018, not repeated during the nine months ending September 30, 2019. The Company experienced a decline in revenue of approximately $7.8 million for Europe, North America, South American, and the rest of the world market for the nine months ended September 30, 2019. These decreases were offset in $0.9 million in the Asian market for the nine months ended September 30, 2019.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and nine months ended September 30, 2019 were $3.0 million and $10.6 million, respectively, compared to $4.2 million and $13.5 million for the three and nine months ended September 30, 2018, representing decreases of $1.2 million or 29% and $2.9 million or 21%, respectively. The reductions are primarily due to a decline in revenue resulting in less cost of components. The decrease is also attributable due to the proportional change in inventory levels as a result of the Company’s disbanding of the xMax and Federal divisions in 2018.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or written down to their net realizable value. Inventory valuation adjustments for the three and nine months ended September 30, 2019, were $0.2 million and $0.3 million, respectively, compared to $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, representing decreases of $0.1 million or 100% and $0.1 million or 25%, respectively.

General and Administrative Expenses

General and administrative expenses are costs incurred in operating the business daily and include salary and benefit expenses including stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, travel and expenses associated with being a public company. For the three and nine months ended September 30, 2019, the Company incurred aggregate expenses of $5.3 million and $16.1 million, respectively, compared to $4.7 million and $16.6 million for the three and nine months ended September 30, 2018, representing an increase of $0.6 million or 13% and a decrease $0.5 million or 3% respectively.

The three-month increase of $0.6 million is primarily attributable to increases of $0.6 million in commission; $0.2 million each in foreign exchange losses, warranty costs, miscellaneous expenditures, professional fees, and freight; $0.1 million each in legal fees, stock-based compensation, licenses, and bank fees. This increase was offset by decreases of $0.4 million in salaries and benefits; $0.3 million in rent and utilities; $0.2 million in employee expenses; $0.1 million each in consulting fees, computer expense, bad debt, insurance, and advertising.

The nine-month decrease of $0.5 million is primarily attributable to reductions of $1.3 million of salaries and benefits; $0.4 million each of travel and entertainment plus rent and utilities; $0.3 million in management fees; $0.2 million each in consulting, freight and insurance; $0.1 million each in foreign exchange losses and computer expense. This reduction was offset by increases of $0.4 million each of stock-based compensation, commissions, and professional fees; $0.3 million increase in advertising; $0.2 million each in employee’s expense and legal fees; $0.1 million each of office expense, warranty costs, miscellaneous overhead, licenses, dues and subscriptions, telephone and bank fees.

We continue to expect similar declining results going forward due to the cost-cutting initiative program implemented in the fiscal year 2018.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities, and travel. For the three and nine months ended September 30, 2019, the Company incurred aggregate expense of $0.8 million and $2.6 million, respectively, compared to $1.3 million and $6.7 million, respectively, for the three and nine months ended September 30, 2018, representing decreases of $.05 million or 39% and $4.1 million or 61%

respectively.

The three-month decrease of $0.5 million is primarily attributable to reductions of $0.8 million in research; $0.2 million in stock-based compensation; $0.1 million each in repairs and maintenance, rent and utilities, and consulting. This reduction was offset by an increase of $0.7 million in salaries and benefits. The nine-month decrease of $4.1 million is primarily attributable to reductions of $1.7 million each in salaries and benefits plus stock-based compensation; $0.2 million each in repairs and maintenance, rent and utilities, and consulting; $0.1 million in research.

We continue to expect similar declining results going forward due to the cost-cutting initiative program implemented in the fiscal year 2018.

Impairment

No impairments related to long-lived assets or amortized intangible assets were recorded during three and nine months ended September 30, 2019. An impairment charge of $0.0 million and $0.2 million was recognized for the three and nine months ended September 30, 2018. The Company recorded impairment charges relating to the balance of xMax software development costs due to the winding down of the xMax division during the second quarter of 2018.

Amortization and Depreciation

Amortization and depreciation expenses for the three and nine months ended September 30, 2019 were $0.6 million and $1.8 million, respectively, compared to $0.7 million and $2.4 million, respectively for the three and nine months ended September 30, 2018, representing decreases of $0.1 million or 14% and $0.6 million or 25% respectively. The decline is attributable to a reduction of depreciation recorded on long-lived assets and impaired assets associated with the elimination of the xMax and Federal divisions during the fiscal year 2018.

Other

Changes in Fair Value of Derivative Liabilities

The fair value of derivative liabilities for the three and nine months ended September 30, 2019 was $0.3 million and $1.0 million, respectively, compared to $0.8 million and $2.5 million, respectively for the three and nine months ended September 30, 2018, representing a decrease of $0.5 million or 63% and $1.5 million or 60% respectively. This fluctuation is due to the changes in our stock price and volatility rates of longer-term warrants.

Interest expense

Interest expense for the three and nine months ended September 30, 2019 was $0.4 million and $1.8 million, respectively, compared to $0.4 million and $2.3 million, respectively, for the three and nine months ended September 30, 2018, representing a decrease of $0.0 million     % and $0.5 million or 22% respectively. The decline is attributable to the immediate expensing of warrant costs in the fiscal year 2018.

Net Loss

For the three and nine months ended September 30, 2019, the Company had a net loss of $5.0 million and $11.7 million, respectively, compared to a net loss of $2.2 million and a net loss of $11.9 million, respectively, for the three and nine months ended September 30, 2018, or a decrease in net loss of $2.7 million and $0.2 million, respectively. The reduction in the net loss is mainly associated with the elimination of the xMax and Federal divisions, accompanied by the effect of the cost-cutting initiative program implemented in the fiscal year 2018 and continued into the fiscal year 2019.

Liquidity and Capital Resources

As of September 30, 2019, the Company has working capital of approximately $5.7 million, including $0.5 million of cash. We have incurred a net loss of $11.7 million for the nine months ended September 30, 2019.

Cash Flows

The following table sets forth the major components of our statements of cash flows data for the periods presented.

For the Nine-Month Period Ended

(In Thousands)

	September 30, 2019	September 30, 2018
Net cash used in operating activities	$(6,144)	$(5,231)
Net cash (used in) provided by investing activities	(381)	86
Net cash provided by financing activities	5,026	3,589
Effect of exchange rate changes on cash	(1)	(34)
Net decrease in cash	$(1,500)	$(1,590)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019, and 2018, totaled $6.1 million and $5.2 million, respectively an increase of $1.1 million. The change of $1.1 million of net cash used in operating activities is attributable the increase of $3.4 in accounts payable; $1.3 million in accrued expenses and interest expense; $0.6 million in right-of-use assets amortization of operating leases; $0.4 million of due to related parties; $0.3 million in prepaid expenses and other current assets; $0.1 million in the provision for bad debt. The increases were offset by the reductions in $2.0 million non-cash interest costs; $1.8 million in accounts receivable; $1.6 million in payments made in stock (payroll & consultant); $1.4 million in stock-based compensation; $0.6 million in depreciation and amortization; $0.5 million each in deferred revenue and customer deposits plus operating lease liabilities; $0.2 million each in impairment charges and inventory; $0.1 million each in stock issuance commitments and inventory evaluation adjustments; $0.1 gain on sale of property and equipment; $1.5 million in change in fair value of derivative liabilities.

Investing Activities

Net cash used and provided by investing activities for the nine months ended September 30, 2019, and 2018 was $0.4 million used and $0.1 million provided, respectively, a decrease of $0.5 million, mainly attributable to capital expenditures for furniture and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019, and 2018 was $5.0 million and $3.6 million, respectively, an increase of $1.4 million mainly attributable the increases in $10.8 of proceeds received from equity financing net of $1.2 million of underwriting costs; $6.0 million in principal payments on convertible promissory notes; $0.4 in debt issuance costs; $0.2 million in proceeds from the exercise of common stock warrants. The increases were offset by reductions in $4.0 million of proceeds received from convertible promissory.

Cost Reductions

The Company has successfully achieved $1.3 million of cost reductions primarily related to facilities consolidation, which includes consolidating the two sites in Colchester, U.K., into one location. The Company expects savings in connection with the consolidation to be approximately $0.5 million through September 2020. Besides, our Billerica facility was subleased in June 2019 with anticipated savings over the term of the lease of $0.6 million. Also, as part of cost-cutting measures, the Company did not renew the office or warehouse space it leases in Sunrise, Florida, which achieved annual savings of $0.2 million.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared to assume the Company can continue as a going concern, which contemplates continuity of operations through the realization of assets and the settling of liabilities in the ordinary course of business. The Company had $0.5 million in cash on the balance sheet at September 30, 2019. The Company had working capital and an accumulated deficit of $5.7 million and $246.2 million, respectively, on September 30, 2019. Additionally, the Company had a loss from operations in the amount of approximately $10.8 million and cash used in operating activities of $6.1 million for the nine months ended September 30, 2019.

In the fiscal year 2018, the Company implemented a cost reduction initiative, which resulted in approximately $8.2 million in annual savings. The Company effected these reductions by phasing out a business division that scaled-down payroll and associated benefits and other supporting expenses. The Company realized an additional $1.3 million of savings primarily related to facilities consolidation whereby our Billerica facility was subleased on May 8, 2019, with expected savings over the term of the lease of $0.6 million. Also, our Sunrise lease expired on May 13, 2019, with annual savings of $0.2 million. Lastly, the Company consolidated its Colchester facilities from two sites into one on May 31, 2019, with savings of $0.5 million through September 2020.

On July 11, 2019, the Company closed an equity financing for 1,550,000 shares of common stock, warrants to purchase 6,000,000 shares of common stock and, pre-funded warrants to purchase common stock in place of common stock. The Company received gross proceeds of $11,995,550 from the offering, before deducting underwriting-related fees and other offering expenses payable by the Company.

The Company used the net proceeds from the equity financing to satisfy outstanding principal and accrued interest due on convertible promissory notes and, provided working capital for daily operating expenditures. The Company is planning another equity raise in November 2019, has recently announced $3 million of new orders for a total backlog of $13 million and anticipates collection of $2.8 million in cash from the U.S. Army by year end. As such, in conjunction with the above cost reduction initiative we believe there is enough funds to mitigate the going concern uncertainty for at least twelve months from the date of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. Our asset carrying value could be materially impacted if we are unable to close on some revenue-producing opportunities in the near term.

Nasdaq Compliance

Nasdaq Compliance:

On September 26, 2019, we received a written notification from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) as the Company’s closing bid price was below $1.00 per share for the previous thirty (30) consecutive business days.

Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day compliance period, or until March 24, 2020, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on Nasdaq.

To regain compliance, the closing bid of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during the 180 calendar day grace period. If the Company is not in compliance by March 24, 2020, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirements. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting. The Company intends to monitor its closing bid price for its common stock between now and March 24, 2020, and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer), who is also our Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, due to a lack of segregation of duties.

Our management has previously identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. Notwithstanding the completed integration of IMT and Vislink, there remain risks related to the timing and accuracy of the information from various accounting and Material Requirement Planning (“MRP”) systems whereby the Company has experienced delays in receiving information in a timely manner from its subsidiaries. As of September 30, 2019, we concluded that certain of these material weaknesses continued to exist.

The Company has made modest improvements on the integration of information issues in 2019 as we worked to implement a single accounting and MRP system. In October 2019, the Company successfully tested such system with anticipated full adoption by year end 2019. The Company is continuing to further remediate the material weakness identified above as its resources permit.

Changes in Internal Controls

During the three months ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except for the modest improvements made to the accounting and MRP system mentioned above.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights.

Pursuant to ASC Topic 450’s provision that a company must accrue a loss contingency if information is available before the issuance of the financial statements, it has been determined that based upon a lawsuit filed by Hale Capital Partners, LP (“Hale”) against the Company on July 29, 2019, the Company may be potentially liable for professional fees incurred by Hale for a due diligence transaction in the amount of $140,000. The Company deems these fees excessive and is vigorously defending the claim. This amount was accrued and included in accrued expenses in the condensed consolidated balance sheet as of September 30, 2019.

There were no other material legal actions pending.

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

VISLINK TECHNOLOGIES, INC.

Date: November 14, 2019	By:	/s/ Roger Branton
Roger G. Branton
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

