Form 10-K
period 2019-12-31
Vislink Technologies, Inc.
filed 2020-04-01
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

Commission File Number: 001-35988

Vislink Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5856795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101Bilby Rd, Suite 15, Bldg. 2

Hackettstown, NJ 07840

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code): (941) 953-9035

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.00001	The Nasdaq Capital Market

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.6 million based on the closing price of $1.60 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 78,500,687 shares of its common stock outstanding as of March 27, 2020.

VISLINK TECHNOLOGIES, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

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

PART I

Item 1. Business

Overview

The overarching strategy of Vislink Technologies, Inc. (the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in its target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. Prior to April 2019, the Company’s business lines included the brands and sub-brands of Integrated Microwave Technologies LLC (“IMT”) and Vislink Communication Systems (“Vislink” or “VCS”). There was considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. During the process of merging the respective product and support offerings across the brands, which began in 2017, the legacy brand names were maintained in markets where strong traditional identification of them existed.

Effective February 11, 2019, xG Technology, Inc. changed the name of its corporate entity to Vislink Technologies, Inc. On April 2, 2019, the Company announced the official global repositioning of its brands to the worldwide market. As part of this rebranding initiative, the Company united its individual product brands under the single Vislink brand entity. The rebranding also included an updated visual identity with respect to logos, tag lines, and other graphical elements, and a completely redesigned website. The Company also redefined its product offerings around three key vertical markets: Live Production, Military/Government (“Mil/Gov”) and Satellite solutions (“Satellite”).

Technology Overview

Vislink manufactures and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. Vislink has extensive experience in ultra-compact COFDM wireless technology, which has allowed the Company to develop integrated solutions that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receiver locations. Over the years, Vislink has also been involved in the development of a number of broadcast microwave innovations, including digital transmission techniques for use over conventional analog links, compact wireless camera systems, lightweight carbon fiber portable satellite systems, software-defined portable MPEG-2/MPEG-4 (H.264) systems and one of the first wireless 4K UHD (Ultra High Definition) camera systems.

Live Production Market

In the Live Production market, Vislink provides communication links for the wireless capture, delivery, and management of secure, high-quality video from live sports, entertainment, and broadcast news events.

Key segments within the live sports and entertainment sector are sports production, sports venue entertainment systems, movie director video assist, e-sports and the non-professional user segment. Customers within this market are major domestic and international professional sports teams, associations and organizations, movie production companies, live video production service providers, system integrators and a growing segment of drone and unoccupied ground vehicle providers. For this sector, Vislink provides a range of premium, mid-market and embedded wireless camera systems that include receivers, transmitters, amplifiers, and other components and accessories.

Customers within the broadcast news sector include blue-chip, tier-1 major network TV stations, both domestic and international over-the-air broadcasters, multi-channel broadcasters, network owners and station groups and cable and satellite news providers. For this sector, Vislink designs, develop, and markets solutions to support electronic newsgathering activities from news helicopters and ground-based news vehicles, camera operations, central receive sites, remote onsite and studio newscasts and live television events. These solutions include premium digital broadcast microwave video systems, wireless camera systems, portable microwave systems, and fixed point-to-point systems.

Mil/Gov Market

The Mil/Gov market consists of key segments that include state, local and federal law enforcement agencies, branches of domestic armed forces, an international defense and government agencies and system integrators who serve these markets. Customers within this market include state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice, the Department of Homeland Security and the U.S. Army. The critical solutions Vislink provides to this market are secure video communications and mission-critical wireless video solutions for applications, including occupied and unoccupied aerial and ground systems, mobile and handheld receive systems and transmitters for concealed video surveillance.

Satellite Market

In the Satellite market, Vislink is a leading global provider of satellite communication services, with solutions designed for use in both fixed installations and small, rapidly deployable configurations. Vislink has been supplying satellite communications solutions for over 30 years, and currently has several thousand terminals in use worldwide. Clients for these solutions include organizations in broadcast & media, law enforcement, and defense sectors. The solutions Vislink provides to these sectors are designed to provide immediate, reliable, and secure video communications under challenging environments and conditions, particularly in situations where prepositioned infrastructure is unreliable or unavailable. The product range developed for this market features man-portable SATCOM units, flyaway terminals, vehicle-mounted systems and related modules that enhance performance and optimize bandwidth.

Cost Reduction Initiatives

The Company completed a cost reduction plan announced in April 2019 that resulted in approximately $9.8 million in annual savings. Savings were realized through immediate cost reductions by eliminating certain personnel costs, associated benefits and reduction in other expenses. Specifically, the Company eliminated 83 full-time and contracted positions from the business, with salary and benefits savings totaling $8.9 million. The Company also removed $900,000 in annual non-labor costs from the business.

The Company also completed an additional $1.3 million in savings, in 2019, related to facilities consolidation. This included consolidating the two sites in Colchester, U.K. into one, which the expected savings are approximately $0.5 million through June 2020. The Company also successfully completed a sublease related to its Billerica facility with expected savings of $0.6 million through May 31, 2021. As part of its cost cutting measures, the Company also vacated an office and warehouse in Sunrise, Florida when the lease expired on May 13, 2019 for savings of approximately $0.2 million.

Our Strategy

With our cost reduction initiatives completed in 2019, the plan going forward is to grow the business in the Live Production, Mil/Gov and Satellite sectors. These industries allow us to offer a broad array of end-to-end, high-reliability, high-data-rate, long-range wireless video transmission solutions. Our solutions are being used for applications in growing market segments, including in-game sports video mobile feeds, real-time capture and display of footage from drones and other aerial platforms, and rapid-response electronic newsgathering operations.

The key sector strategies are to expand the various markets for existing miniature wireless video products, which include the educational sector, videographers, and video service providers; introduce complete end-to-end IP technology into traditional broadcast and media markets; provide complete end-to-end solutions for the video surveillance market, and provide turnkey satellite communications solutions to address the need for communications in challenging environments.

The successful integration of the IMT and Vislink product lines, and subsequent rebranding of them as a single entity, has allowed the Company to leverage the traditional strengths of each brand. We are now able to offer an expanded suite of products and services in the worldwide markets in which we operate. Integrating the IMT and Vislink product lines has enabled the Company to take advantage of the limited overlap that previously existed in product offerings, sales channels and market coverage between the two brands. For example, there was a substantial Vislink client base in international markets where IMT products had a limited presence. Also, the IMT product portfolio, which was very strong among U.S. federal law enforcement and high-end sports broadcasting customers, has been augmented with additional solutions based on enhanced product configurations. Finally, Vislink has traditionally focused on licensed spectrum solutions where IMT has pioneered the use of non-licensed spectrum for many applications. Combining Vislink Technologies’ shared spectrum and interference mitigation intellectual property with the expanded product lineup may provide an opening into new customer bases that currently do not have access to licensed spectrum.

Market Overview and Outlook

Our services and product offerings broadly address three markets: Live Production, Mil/Gov, and Satellite.

The sports and entertainment sector of the Live Production market is generally focused on the application of more agile wireless video systems. Drivers in this market include small, lightweight, easy to use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market are to further reduce the size and improve the agility of the wireless video systems as users are demanding higher link reliabilities at longer ranges. There is also an increased desire to provide audiences with new points of view and camera angles to enhance the viewing experience. The Company is addressing this need through its solutions that incorporate 4K, HDR and other emerging video technologies. Among the new subsections of the sports and entertainment market, the Company has identified the burgeoning e-sports live streaming applications markets as ones where our solutions have applicability.

The broadcast news sector of the Live Production market looks to improve operational efficiencies in the gathering, production, and transmission of wireless content. Recent trends in the market include a movement towards IP connectivity over point-to-point links for infrastructure, high definition upgrades of remote newsgathering vehicles, and continued pressure to reduce expenses by improving operational efficiencies. Vislink focuses on the specific ways these customers create and gather content wirelessly. As the wireless communications industry begins transitioning to fifth generation (5G) networks, the increases in speed they will usher in are expected to augment the availability of on-demand live streaming, where Vislink equipment is already in use.

The Mil/Gov market consists of key segments, including state and local law enforcement agencies, federal agencies and military system integrators. The market looks to improve the reliability and quality of video content without adding complexity. The video systems must be operated without technical intervention. State and local agencies benefit from the Department of Homeland Security grant programs to improve overall security. Recent trends within these segments include improved interoperability within agencies and demand for fully integrated systems including robust microwave combined with ubiquitous IP networks. As wireless video systems are becoming more reliable and easier to deploy, the adoption rate of wireless systems is increasing. Customers within this market include state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice and the Department of Homeland Security.

The Satellite market is being impacted by the drive to experience more and better visual communication systems. This may result in increased demand for payload capacity and higher bandwidth transmissions. There are also major innovations going on in what has been termed New Space—Low Earth Orbit (LEO) constellations that promise connectivity for locations that have always been a challenge for any form of reliable communication. It includes dependable, high bandwidth infrastructure for developing nations, polar regions and marine services. Live TV broadcasting over satellite and other types of connectivity continue to be driven by cost per bit economics. Uplink operators are keen to reduce their OPEX costs by investing in greater transmission efficiency via compression and modulation approaches. There is also an interest in products offering high-rate IP connectivity, as well as the desire for fully integrated solutions that enable remote live content capture, production, broadcast and distribution.

Our Products and Solutions: Overview

We offer a full spectrum of wireless video products that are built around providing complete solutions. We have traditionally focused on the development of core product technologies that have the potential for application in final assembled products that cross-market segments. Such technology focus areas include RF and microwave component development spanning the frequency range from DC to 18GHz, waveform modulation, H.264 video encoding and decoding, 4K UHD (Ultra High Definition) camera systems and digital signal processing. Through these products, we are positioned with significant technology IP and an established reputation for rapidly and economically delivering complex, bespoke engineering products and solutions to customers that are expertly managed to tight deadlines. Production of these products can quickly be scaled to respond to changes in market demand.

Live Production Products and Solutions

Vislink Live Production Solutions include high-definition communication links that reliably capture, transmit, and manage live event footage. We offer a line of high-margin wireless camera transmitter and receiver products that may be interconnected over IP networks, expanding and simplifying their overall use and reducing the deployment cost significantly. Among our transmitter products, HCAM is a 4K Ultra HD-capable on-camera wireless system designed for coverage of major events. MicroLite 3 is a compact wireless HD transmitter designed for midmarket applications and smaller event coverage. It enables broadcast news operators to eliminate the use of coaxial cables in their remote news operations. This significantly reduces labor costs in the operation and increases the speed and agility of the cameramen to focus on capturing engaging content. IMTDragonFly is an ultra-compact HD solution designed for body worn applications including live-action sports. Our key receiver products include the ViewBack, CRx2, CRx6 and CIRAS-X6. ViewBack is a lightweight, low power, low latency, dual-channel diversity receiver-decoder that enables quicker production, more efficient editing, and more effective collaboration between camera operators and studio teams. We also offer ultra-compact onboard solutions that integrate our MDR (Multi-Channel Diversity Receive System) technology with ruggedized support components designed to capture video from high-speed motorsports.

HCAM

MicroLite 3

IMTDragonFly

CRx2 Receiver

CRx6 Receiver

CIRAS-X6 Receiver

Mil/Gov Products and Solutions

In the Mil/Gov sector, Vislink has focused on supplying miniature transmitters and handheld receivers for tactical surveillance and benefits from limited competition in this area. The IMTDragonFly transmitter is designed to capture real-time, high-quality video from UAV/UGV/Body Cams/Concealments and other covert surveillance applications for display on fixed or mobile receive applications. The MiniMobile Commander and Mobile Commander are handheld receiver/monitors designed for tactical situations.

The Airborne Video Downlink System (AVDS) is a comprehensive aerial-based video transmission solution that delivers real-time surveillance to enhance law enforcement, emergency, and critical infrastructure operations. It includes an integrated suite of downlink transmitters, receivers and antennas that capture real-time, reliable high-definition video from drones, helicopters and other aircraft for display at command centers, mobile units and on video management systems. AVDS allows an unlimited number of observers to view the video over any network connection, including wired Ethernet, Wi-Fi, IP satellite and IP cellular.

HDX-1100 Transmitter

MiniMobile Commander
Receiver Monitor

Satellite Products and Solutions

The Vislink Satellite product line features terminals that range from 65cm man-portable systems to 2.4m flyaway and driveaway systems, with all being available in multiple satellite band configurations. Key products are the AirPro 75Ka, a small, low-cost, single-button deployment IP satellite data terminal that offers expanded Ka band connectivity, and MSAT, a highly portable tri-band satellite antenna system designed for rapid deployment in challenging environments. Other Vislink Satellite products include the DVE5100 encoder and IRD6200 decoder electronics units that complement our satellite terminals. They support 4k UHD transmissions and deliver significant bandwidth efficiencies to satellite communications.

AirPro 75Ka

MSAT

Competition and Competitive Positioning

Vislink’s primary competitors are Domo Tactical Communications (formerly a division of Cobham), Silvus Technologies, Persistent Systems, Troll Systems, and several smaller market-specific businesses.

The union of the legacy IMT and Vislink brands, we believe, created one of the market share leaders in the professional broadcast and media video transmission sector. We believe that our products solve a growing market need for stable, high-definition, wireless video communications. We have been able to successfully leverage our history of broadcast industry leadership, reputation for advanced technology, and the ability to provide end-to-end solutions to maintain and increase our customer base and to continue delivering highly competitive offerings. Our product offerings address applications in growing market segments, including in-game sports video mobile feeds, real-time capture and display of footage from drones and other aerial platforms, and rapid-response electronic newsgathering operations.

With the global rebranding of our solutions under the single Vislink entity completed, we believe these advantages have been further strengthened. We believe we now offer an expanded range of product offerings, additional services, and enhanced capabilities. We believe this expansion of product offerings will position us for continued growth in Live Production markets, and we expect near term growth in the Mil/Gov and Satellite markets. As we continue to refine our production processes, we expect to be able to realize improving margins, better control over product quality and competitive agility.

Sales and Marketing

Our sales team currently is comprised of sales managers responsible for defined regional areas, inside sales personnel, and business development representatives focused on targeted sectors and or regions. They are supported by solution engineers trained in technical sales with a given market focus. This sales team is focused on supporting our current customers, as well as nurturing relationships with prospective customers in key domestic and international markets. We employ a combination of sales channels, including direct-to-end customer sales, network group sales, reseller/integrators and Original Equipment Manufacturer (“OEM”) sales channels to use the most efficient means of reaching customers depending on the market segment. Sales efforts are supported by marketing and public relations activities, digital and print marketing initiatives, the creation of support materials, and trade show and other event appearances.

As of December 31, 2019, our business development, sales, and marketing team consisted of 42 (a) full-time employees and (b) contractors.

Customers

Vislink has developed a significant following based on the reputation of our product offerings for performance, reliability, and use of advanced technology. We have developed a diverse and stable customer base for repeat product purchases from blue-chip, tier-1 clients in Live Production markets, as well as among high-profile agencies and organizations in Mil/Gov and Satellite markets.

Manufacturing and Suppliers

We utilize a combination of external contract manufacturers and internal resources to manufacture, test, assure the quality of, and ship our products. This provides us the opportunity to develop optimal supply chains that are tailored to our needs on a per-product and per-solution basis. Going forward, we anticipate that we will focus on our core strengths, which are innovation and technology design and the development and creation and exploitation of our intellectual property.

We may continue to rely upon, particularly in the short term, on third party components and technology to build our products, as we procure components, subassemblies and products necessary for the manufacture of our products based upon our design, development and production needs. While components and supplies are generally available from a variety of sources, we currently depend on a single or limited number of suppliers for several components for our products. We rely on purchase orders rather than long-term contracts with our suppliers. We do not currently stockpile enough components to mitigate any potential supply disruption if we are required to re-engineer our products to use alternative components.

Intellectual Property

We have developed a broad portfolio of intellectual property that covers wired and wireless communications systems. As of December 31, 2019, in the U.S., we have 47 patents granted, no patent applications pending, no provisional applications pending and one disclosure. Internationally, we have 17 patents granted, no patent applications pending, and no Patent Cooperation Treaty (PCT) applications.

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

We protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring activities with respect to infringing uses of our intellectual property by third parties.

In addition to these contractual arrangements, we also rely on a combination of the trade secret, copyright, trademark, trade dress, domain name and patents to protect our products and other intellectual property. We own a substantial portion of the copyright interests in the software code used in connection with our products,1 as well as the brand or title name trademark under which our products are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States. Our registered trademarks in the United States include “xG,” “IMT,” “Vislink,” and the names of our products, among others.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which our products are sold or distributed. Also, the efforts we have taken to protect our proprietary rights may not be enough or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results.

Companies in the mobile wireless communications technology and other industries may own large numbers of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We may face allegations by third parties, including our competitors and non-practicing entities, that we have infringed their trademarks, copyrights, patents and other intellectual property rights. As our business grows, we might face more claims of infringement.

Company Information

Effective February 11, 2019, xG Technology, Inc. changed its name to Vislink Technologies, Inc. Our executive offices are located at 101 Bilby Rd., Suite 15, Bldg. 2, Hackettstown, NJ 07840, and our telephone number is (908) 852-3700. Our website address is www.vislink.com. Information contained in our website does not form part of the report and is intended for informational purposes only.

As of January 1, 2019, we are no longer an “emerging growth company” as the term is used in the Jumpstart Our Business Startups Act of 2012.

Employees

As of December 31, 2019, we employed a total of 150 full-time employees, contractors or consultants, which included 35 in development, 2 officers, 15 in general and administrative, 4 in business development, 56 in operations, and 38 in sales and marketing. We also engage several temporary employees and consultants. None of our employees are represented by a labor union or are party to collective bargaining agreements. We believe that we have good relations with our employees.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters are in Hackettstown, New Jersey which has 14,416 square feet pursuant to a lease that expires on April 29, 2020, the Company is currently in negotiations to extend this lease. The Company amended the lease agreement at its Billerica, Massachusetts facilities effective January 2020, decreasing occupied space to 8,204 square feet from 39,327 square feet, extending the lease expiration date to December 31, 2026 from May 31, 2021; 12,435 square feet in Hemel, United Kingdom pursuant to a lease that expires October 31, 2020; and 14,000 square feet in Colchester, United Kingdom pursuant to a lease that expires on March 24, 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are currently listed on the Nasdaq Capital Market under the symbol “VISL”.

Holders

As of March 27, 2020, there were 78,500,687 shares of common stock outstanding and approximately 149 holders of record of our shares. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record. The Company’s transfer agent and registrar is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2019 and to date in the current fiscal year, we sold the following unregistered securities:

Issuances	# Of Shares	Date

Grant of time-based options to Carleton M. Miller, made outside of the Company’s existing equity compensation plans, in connection with his appointment as Chief Executive Officer of the Company	2,155,481 (upon exercise of options)	January 22, 2020

Grant of performance-based options to Carleton M. Miller, made outside of the Company’s existing equity compensation plans, in connection with his appointment as Chief Executive Officer of the Company	1,500,000 (upon exercise of options)	January 22, 2020

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act. The recipients of securities in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and option agreements issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2019 and 2018 should be read in conjunction with the accompanying consolidated financial statements and the related notes included in Item 8 in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

The overarching strategy of Vislink Technologies, Inc. (“Vislink Technologies”, the “Company”, “we”, “our”, “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers in our target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. Vislink Technologies’ business lines include the main brands Integrated Microwave Technologies (“IMT”) and Vislink (“Vislink”). The Vislink Technologies name serves as the corporate umbrella for its current brands, as well as any new ones that might be added to its portfolio in the future. There is considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities.

Effective February 11, 2019, xG Technology, Inc. changed the name of its corporate entity to Vislink Technologies, Inc. On April 2, 2019, the Company announced the official global repositioning of its brands to the worldwide market. As part of this rebranding initiative, the Company united its individual product brands under the single Vislink brand entity. The rebranding also included an updated visual identity with respect to logos, tag lines, and other graphical elements, and a completely redesigned website. The Company also redefined its product offerings around three key vertical markets: Live Production, Military/Government (“Mil/Gov”) and Satellite solutions (“Satellite”).

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

The sports and entertainment market consist of key segments, including sports production, sports venue entertainment systems, movie director video assist, and the non-professional user segment. Generally, this market is focused on more agile wireless video systems. Drivers in this market include small, lightweight, easy to use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market are to further reduce the size and improve agility of the wireless video systems as users are demanding higher link reliabilities at longer ranges. There is also an increased desire to provide audiences with new points of view and camera angles to enhance the viewing experience. Customers within this market are professional sports teams, movie production companies, live video production service providers, system integrators and a growing segment of drone and unmanned ground vehicle providers. Among the new subsections of the sports and entertainment market, the Company has identified the burgeoning e-sports market as one where our solutions have applicability.

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

Vislink serves two core markets: (i) broadcast and media and (ii) law enforcement, and surveillance. In the broadcast and media market, Vislink provides broadcast communication links for the collection of live news and sports and entertainment events. Customers in this market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, and surveillance market, Vislink provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. Its law enforcement, and surveillance customers include metropolitan, regional and national law enforcement agencies, as well as domestic and international defense agencies and organizations.

The novel coronavirus outbreak could impact our business.

The recent outbreak of the coronavirus (“COVID-19”) is creating uncertainty worldwide and domestically, in the markets, our operations, our supply chain, and the general public, given that none of the duration, scope or impact of the outbreak can be predicted. Our highest priority is the safety and well-being of our employees and other members in the Vislink community. We have been working diligently to take precautions to ensure a clean and safe environment. We are also working closely with our suppliers and customers to ensure that we are taking every feasible step to minimize disruption and to continue to deliver the products our customers’ need.

As of the date of this filing, COVID-19 has not had a significant impact on our business. Although we currently expect that any future disruptive impact of COVID-19 on our business to be temporary, this situation continues to evolve rapidly and therefore we cannot predict the extent of which COVID-19’s impact the Company. We expect and are seeing that COVID-19 (and reactions to it) are having and will have negative global financial consequences and heightened uncertainty, which may directly or indirectly negatively impact the operation of our supply chain, our liquidity and capital resources, and our workforce availability, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Results of Operations

The following table sets forth the items contained in the consolidated statements of operations of the financial statements included herewith for the fiscal years ended December 31, 2019, and 2018 (in thousands).

	For the Years Ended
	December 31,
	2019	2018
Revenue	$28,942	$38,294
Cost of revenue and operating expenses
Cost of components and personnel	15,741	19,192
Inventory valuation adjustments	4,705	473
General and administrative expenses	20,099	21,817
Research and development	3,232	7,873
Impairment charge	—	413
Amortization and depreciation	2,365	2,953
Total cost of revenue and operating expenses	46,142	52,721
Loss from operations	(17,200)	(14,427)
Other (expenses) income
Changes in fair value of derivative liabilities	1,064	3,186
Loss on debt and payable extinguishment	—	(1,060)
Loss on debt conversions	(33)	—
Other income (expense)	—	146
Interest expense	(1,878)	(2,718)
Total other (expenses) income	(847)	(446
Net loss	$(18,047)	$(14,873)

Revenue

Revenues for the year ended December 31, 2019, and 2018 were $28.9 million and $38.3 million, respectively, representing a decrease of $9.4 million or 25%. This decrease has been attributable to the downturn of significant sales made in the fiscal year end 2018 not repeated, but were offset, by some degree, with new sales orders towards the end of fiscal year 2019. The Company experienced a decline in revenue of approximately $12.9 million for Europe, North America, South American, and the rest of the world market for the year ended December 31, 2019. Offsetting the reduction was $3.5 million in new orders for the year ended December 31, 2019. The Company expects the trend of new customer contracts to continue during the fiscal year 2020, with the expectation to fulfill approximately $11.2 million accumulated in backorders.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

The cost of components and personnel for the years ended December 31, 2019, and 2018 were $15.7 million and $19.2 million, respectively, representing a decrease of $3.5 million or 18%. The reduction is primarily due to a decline in revenue resulting in a drop in the cost of components. The decrease is also attributable due to the proportional change in inventory levels as a result of the Company’s disbanding of the xMax and Federal divisions in 2018, accompanied by the reduction in personnel.

Inventory Valuation Adjustments

Inventory valuation adjustments consist primarily of items written off due to obsolescence or reduction to their net realizable value. For the years ended December 31, 2019, and 2018 inventory valuation adjustments amounted to $4.7 million and $0.5 million, representing an increase of $4.2 million or 840%. The increase is primarily due to the disposal of items identified as obsolete.

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

General and administrative expenses for the years ended December 31, 2019, and 2018 were $20.1 million and $21.8 million, respectively, representing a decrease of $1.7 million or 8%. The reduction is primarily attributable to $1.6 million of salaries and benefits, and $0.9 million in consulting. The decline has been offset mainly by an increase of $0.8 million in with minor increases of other various corporate expenditures.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities and travel.

Research and development expenses for the years ended December 31, 2019, and 2018 were $3.2 million and $7.9 million, respectively, representing a decrease of $4.7 million or 59%. The reduction is primarily attributable to the Company’s strategic cost savings plan initiated in the fiscal year-end 2018, eliminating the Xg Division resulting in a decline of $2.0 in stock-based compensation and $1.8 million in salaries and benefits.

Impairment

Impairments related to the long-lived assets or amortized intangible assets that were recorded during the years ended December 31, 2019 and 2018 were $-0- and $0.4 million, respectively, representing a decrease of $0.4 million or 100%. The Company did not recognize impairment charges during fiscal year 2019, but recorded $0.4 million in charges relating to the impairment of the remaining balance of xMax software development costs in association with the discontinuance of the xMax division during fiscal year 2018.

Amortization and Depreciation

Amortization and depreciation expense for the years ended December 31, 2019, and 2018 were $2.4 million and $3.0 million, respectively, representing a decrease of $0.6 million or 20%. The reduction is primarily due to Company assets being impaired or fully depreciated in prior years.

Other (Expense) Income

Significant Other (Expense) Income items for the years ended December 31, 2019, and 2018, respectively, were:

Changes in Fair Value of Derivative Liabilities

The measurement of the change in fair value of derivative liabilities for the years ended December 31, 2019, and 2018, were $1.1 million and $3.2 million, respectively, representing a decrease of $2.1 million or 66%. This fluctuation is mainly to the decline in our stock price and volatility rates of longer-term warrants.

Loss on debt and payable extinguishment

The Loss on debt and payable extinguishment for the years ended December 31, 2019, and 2018, were $-0- million and $1.1 million, respectively, representing a decrease of $1.1 million or 100%. This decline is primarily attributable to no activity in the fiscal year 2019 compared to the recognition of a loss in the fiscal year 2018.

Interest expense

Interest expense for years ended December 31, 2019, and 2018, were $1.9 million and $2.7 million, respectively, representing a decrease of $0.8 million or 30%. The decline is primarily attributable to the immediate expensing of warrant costs to interest expense in the fiscal year 2018 and the payoff of our debt in fiscal year 2019.

Net Loss

Net loss for the years ended December 31, 2019, and 2018 were $18.0 million and $14.9 million, respectively, representing an increase of $3.1 million or 21%. The significant items attributable to the rise of $3.1 million are primarily due to the reduction of revenue of $9.4 offset by the deduction in costs and expenses described above.

Liquidity and Capital Resources

In July 2019, the Company closed on an equity financing for issuance of common stock and warrants for net proceeds of approximately $10.8 million. We used the net proceeds to satisfy outstanding principal and interest of $5.8 million and $1.8 million, respectively, and provide working capital for daily operating expenditures. In November 2019, the Company closed on an additional equity financing for issuance of common stock and warrants for net proceeds of $3.6 million. The Company appropriated the net proceeds from equity financing to assist in alleviating the burden of accumulated backorders and provide working capital for daily operating expenditures. In February 2020, the Company closed on an equity financing for issuance of common stock and warrants for net proceeds of $5.4 million. The Company has earmarked the net proceeds from equity financing to for working capital and general corporate purposes. On December 31, 2019, our working capital, defined as current assets less current liabilities, was $3.6 million, which included $1.7 million in cash. We believe that as of December 31, 2019, and as of the date of the filing of this Report, we have sufficient working capital to fund our operations at least for the next 12 months from the date these financial statements are available.

Our operations primarily have been funded through cash generated by debt and equity financing. Cash consists of cash on hand and demand deposits. Our cash balances were as follows (in thousands):

	December 31,
	2019	2018
Cash	1,737	2,005

Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands).

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net cash used in operating activities	$(8,355)	$(6,379)
Net cash (used) provided by in investment activities	(425)	181
Net cash provided by financing activities	8,519	5,435
Effect of exchange rate changes on cash	(7)	(31)
Net decrease in cash	$(268)	$(794)

Operating Activities

Net cash used in operating activities of approximately $8.4 million during the year ended December 31, 2019, was primarily attributable to our net loss of $18.0 million, a change in the fair value of derivative liabilities of $1.1 million, a decrease of accounts receivable and operating lease liabilities of $0.9 million each, a decrease of accounts payable of $0.6 million, partially offset by stock-based compensation of $2.1 million, depreciation and amortization of $2.4 million, inventory valuation adjustments of $4.7 million, an increase in deferred revenue and customer deposits of $1.2 million, and an increase in inventory of $0.8 million.

Net cash used in operating activities of approximately $6.4 million during the year ended December 31, 2018, was primarily attributable to our net loss of $14.9 million, a decrease of accounts payable of $3.4 million, a change in the fair value of derivative liabilities of $3.2 million, a decrease of accrued expenses and interest expense of $1.2 million, partially offset by stock-based compensation of $3.7 million, depreciation and amortization of $3.0 million, amortization of debt discount of $2.3 million, payments made in stock (payroll and consultants) of $1.8 million, loss on debt and payables extinguishment of $1.1 million, an increase in accounts receivable of $1.8 million, an increase in deferred revenue and customer deposits of $1.0 million, and an increase in inventory of $0.8 million.

Investing Activities

Net cash used in investing activities of $0.4 million during the year ended December 31, 2019, was primarily due to the purchase of equipment.

Net cash provided by investing activities of $0.2 million during the year ended December 31, 2018, was primarily due to the proceeds from the sale of equipment.

Financing Activities

Net cash provided by financing activities of $8.5 million during the year ended December 31, 2019, was primarily due to the net proceeds received from an equity financing of $14.4 million, principally offset by principal payments made on convertible promissory notes of $6.0 million.

Net cash provided by financing activities of $5.4 million during the year ended December 31, 2018, was primarily due to the net proceeds received from the incurrence of promissory notes of $5.6 million, principally offset by payments made on convertible promissory notes and capital leases of $0.1 million each.

Liquidity

Under ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern under the requirement of ASC 205-40.

As reflected in the consolidated financial statements, the Company had $1.7 million in cash on the balance sheet at December 31, 2019. The Company had working capital and an accumulated deficit of $3.6 million and $252.6 million, respectively. Additionally, the Company had a loss from operations of approximately $17.2 million and cash used in operating activities of $8.4 million for the year ended December 31, 2019. As of February 14, 2020, the Company’s cash balance was approximately $6.8 million after the equity raise.

The Company achieved the following capital events:

●	On July 11, 2019, the Company closed an equity financing for 1,550,000 shares of common stock, warrants to purchase 6,000,000 shares of common stock and, 4,450,000 pre-funded warrants to purchase common stock in place of common stock. The Company received gross proceeds of approximately $11,996,000 from the offering, before deducting underwriting-related fees and other offering expenses payable by the Company. The Company used the net proceeds to satisfy outstanding principal and accrued interest due on convertible promissory notes of approximately $7,600,000 million and the balance for working capital.

●	On November 27, 2019, the Company closed an equity financing for 3,201,200 shares of common stock, warrants to purchase 11,893,100 shares of common stock and, warrants to purchase 11,320,725 shares of Common Stock. The Company received gross proceeds of approximately $3,988,000 from the offering, before deducting underwriting-related fees and other offering expenses payable by the Company. The Company used the net proceeds from equity financing for working capital purposes.

●	On February 14, 2020, the Company closed on an equity financing for 12,445,000 shares of common stock, 12,445,000 warrants to purchase 9,333,750 shares of Common Stock, and 14,827,200 pre-funded warrants, with each Pre-Funded Warrant exercisable for one share of Common Stock, together with 14,827,200 Warrants to purchase 11,120,400 shares of Common Stock. The Company received gross proceeds of approximately $5,998,000, less offering costs of $560,000 for net proceeds of $5,438,000. The Company has earmarked the use of the net proceeds from equity financing for working capital and general corporate purposes.

As a result of the capital events, repaying substantially all of our outstanding debt, and ongoing cost management, the Company believes there are enough funds to mitigate the going concern uncertainty for at least twelve months from the date that the accompanying financial statements included elsewhere in this Form 10-K were issued.

Nasdaq Compliance

On September 26, 2019, the Company received a written notification from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) as Company’s closing bid price was below $1.00 per share for the previous 30 consecutive business days.

Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a 180-day compliance period, or until March 24, 2020, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on the Nasdaq Capital Market.

On March 25, 2020, the Company received a written notification from Nasdaq that the Company was afforded a second 180-calendar day grace period to regain compliance with the minimum bid price requirements. If the Company does not regain compliance by September 21, 2020, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

On March 4, 2020, the Company received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that the Staff has determined that the Company did not comply with Listing Rule 5635(d) because the February 2020 Offering did not meet the Nasdaq definition of a public offering under Listing Rule IM-5635-3. The Staff’s determination was based on (i) the extent of the offering’s distribution, (ii) the existence of a prior relationship between the Company and the investors, and (iii) the significant discount to the minimum price, as defined in Nasdaq rules.

On March 18, 2020, the Company submitted a plan to regain compliance with Rule 5635, which is currently under review by Nasdaq.

Off-Balance Sheet Arrangements

As of December 31, 2019, and 2018, we had no off-balance sheet arrangements.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements. The development and selection of these critical accounting policies have been determined by our management. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain of the assumptions used in these policies, it is possible that different parties could choose different assumptions and reach different conclusions. We consider our policies relating to the following matters to be critical accounting policies.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IMT and Vislink. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision-making group is the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as one operating segment with different product offerings. All long-lived assets of the Company reside in the U.S. and U.K.

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

Intangible Assets

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. At December 31, 2019 and 2018, the Company had net capitalized costs of patents and licenses of $1.9 million and $2.5 million, respectively. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. For the years ended December 31, 2019 and 2018, the amortization of patents and licenses amounted to $.7 million each, respectively.

Other intangible assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT and Vislink. On December 31, 2019 and 2018, the Company had net capitalized costs of other intangible assets of $1.0 million and $2.1 million, respective. The Company includes these costs in intangible assets on the balance sheet and are amortized over their useful lives of 3 to 15 years.

The normal amortization of intangible assets amounted to $1.8 million and $2.0 million, for the years ended December 31, 2019 and 2018, respectively. There was an impairment of $-0- million and $0.2 million of software development costs for the years ended December 31, 2019 and 2018, respectively. The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 3.7 years.

Revenue Recognition

The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised goods or services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. The Company determines revenue recognition through the five (5) steps identified in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets used in operations, including lease assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition is less than the carrying amount. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value. For the years ended December 31, 2019 and 2018, the Company recorded total impairment charges of $-0- and $0.4 million, respectively.

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

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Recently Issued Accounting Pronouncements” in Note 3 to our Consolidated Financial Statements included below in Item 8.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedure

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our principal executive officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2019, because of the material weakness in our internal control over financial reporting as described below.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining internal controls over financial reporting. Internal Control Over Financial Reporting is a process designed by, and under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and Board; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and our principal financial officer, has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting:

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	With the acquisitions of IMT and Vislink, there are risks related to the timing and accuracy of the integration of information from various accounting and ERP systems. The Company has experienced delays in receiving information in a timely manner from its subsidiaries.

3.	Due to the demands of integrating the accounting and finance functions, along with turnover in the accounting department, the impact of new accounting standards was not completed on a timely basis.

To remediate the material weaknesses described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

●	Strengthened the management team upon bifurcating the CEO and CFO role with the appointment of seasoned individuals for those positions.

●	Improvements made on the integration of information issues in 2020 as progress is made towards one accounting and ERP system.

●	Provide more U.S. GAAP knowledge and SEC reporting requirement training for the accounting department.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this Report.

c) Changes in Internal Controls over Financial Reporting

The management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

The information required by this Item 11 is incorporated into this Report by reference to our proxy statement that has been issued in connection with our 2020 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation for Fiscal Year 2019,” which proxy statement was filed with the SEC on March 23, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated into this Report by reference to our proxy statement that has been issued in connection with our 2020 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which proxy statement was filed with the SEC on March 23, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this Report by reference to our proxy statement that has been issued in connection with our 2020 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions,” and “Corporate Governance,” which proxy statement was filed with the SEC on March 23, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this Report by reference from our proxy statement that has been issued in connection with our 2020 Annual Meeting of Stockholders under the heading “Ratification of Appointment of Independent Registered Public Accountants,” which proxy statement was filed with the SEC on March 23, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, the footnotes thereto, and the report of Marcum LLP, independent registered public accountants, are filed herewith.

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

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (2)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (25)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (16)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (12)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (17)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (16)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (23)
3.1(i)(h)	Amendment to Certificate of Incorporation filed June 10, 2016 (20)
3.1(i)(i)	Certificate of Designation of Series E Convertible Preferred Stock (24)
3.1(i)(j)	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 11, 2019(39)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering (10)
4.6	Form of Warrant issued in February 11, 2015 Offering (11)
4.7	Form of Warrant issued in February 24, 2015 Offering (12)
4.8	Form of 8% Convertible Note (13)
4.9	Form of Series A Warrant for the August 2015 Offering (14)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (14)
4.11	Form of Series C Warrant for the August 2015 Offering (14)
4.12	Form of Series D Warrant for the August 2015 Offering (14)
4.13	Form of 5% Convertible Note (15)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(18)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (18)
4.16	Form of Warrant (19)
4.17	Form of Vislink Promissory Note (27)
4.18	Form of Underwriters’ Warrant for February 2017 Offering (28)
4.19	Form of Warrant for August 2017 Offering (31)
4.20	Form of 6% Senior Secured Convertible Debenture(36)
4.21	Form of Common Stock Purchase Warrant(36)
4.22	Form of Amended and Restated 6% Senior Secured Debenture(37)
4.23	Form of Second Amended and Restated 6% Senior Secured Debenture(38)
4.24	Form of 10% Senior Secured Convertible Debenture(38)
4.25	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering(40)
4.26	Form of Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from November 2019 Offering(41)
4.27	Form of Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from February 2020 Offering(42)
4.28*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	2013 Long Term Incentive Plan (7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	2004 Option Plan (7)
10.4	2005 Option Plan (7)
10.5	2006 Option Plan (7)
10.6	2007 Option Plan (7)
10.7	2009 Option Plan (7)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.9	Sunrise Office Lease (7)
10.10	Care21 Agreement (7)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (9)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (10)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (11)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (12)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (13)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (25)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (15)
10.21	Form of Securities Purchase Agreement (15)

10.22	$1,500,000 Initial Payment Note from the Company to IMT (15)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (19)
10.24	2015 Employee Stock Purchase Plan (21)
10.25	2015 Incentive Compensation Plan (21)
10.26	2016 Employee Stock Purchase Plan (22)
10.27	2016 Incentive Compensation Plan (22)
10.28	Deed of Variation to Business Purchase Agreement by and between the Company, Vislink PLC, Vislink International Limited and Vislink Inc., dated January 13, 2017 (26)
10.29	Settlement Agreement between the Company and the Holders thereto, dated January 13, 2017 (26)
10.30	Security Agreement, dated February 2, 2017, between the Company and the Vislink Sellers (27)
10.31	Service Agreement between James Walton and Vislink International Limited, dated October 19, 2015 (29)
10.32	Purchase Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.33	Registration Rights Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.34	Securities Purchase Agreement, dated August 15, 2017, between the Company and the Purchasers thereto (31)
10.35	Amendment to 2016 Employee Stock Purchase Plan(33)
10.36	Amendment to 2016 Incentive Compensation Plan(34)
10.37	2017 Incentive Compensation Plan(35)
10.38	Form of Securities Purchase Agreement, dated May 29, 2018, by and among the Company and the purchaser signatories thereto(36)
10.39	Form of Security Agreement, dated Mya 29, 2018, by and among the Company and each of the secured parties thereto(36)
10.40	Form of Subsidiary Guarantee, dated May 29, 2018, by and among the Company, the purchasers under the Securities Purchase Agreement, and each of the Company’s subsidiaries(36)
10.41	Form of Registration Rights Agreement, dated May 29, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement(36)
10.43	Form of Voting Agreement, each dated May 29, 2018, between the Company and each purchaser under the Securities Purchase Agreement (36)
10.44	Form of Securities Purchase Agreement, dated December 3, 2018, by and among the Company and the purchaser signatories thereto(38)
10.45	Form of Security Agreement, dated December 3, 2018, by and among the Company and each of the secured parties thereto(38)
10.46	Form of Subsidiary Guarantee, dated December 3, 2018 executed by each of the Company’s subsidiaries(38)
10.47	Form of Registration Rights Agreement, dated December 3, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement, dated December 3, 2018(38)
10.48	Form of Voting Agreement, each dated December 3, 2018, executed by each purchaser under the Securities Purchase Agreement , dated December 3, 2018(38)
10.49	Employment Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(43)
10.50	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(43)
10.51	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(43)
10.52	Form of Separation Agreement to be executed by the Company and John Payne upon the conclusion of John Payne’s employment(44)
10.53	Employment Agreement by and between the Company and Michael Bond, dated as of February 27, 2020(45)
10.54	Form of Separation Agreement to be executed by the Company and Roger G. Branton upon the conclusion of Roger G. Branton’s employment(45)
10.55*	Form of Indemnification Agreement by and between the Company and its officers and directors
14.1	Code of Ethics(32)
21.1	Subsidiaries of the Registrant(46)
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith
(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(21)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(22)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(23)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(24)	Filed as an Exhibit on Current Report on From 8-K with the SEC on December 27, 2016.
(25)	Filed as an Exhibit on Current Report on From 8-K with the SEC on July 20, 2015.
(26)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 19, 2017.
(27)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(28)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(29)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 23, 2017.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 23, 2017.
(31)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(32)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.
(33)	Filed as Appendix D on Definitive Schedule 14A with the SEC on May 22, 2017
(34)	Filed as Appendix E on Definitive Schedule 14A with the SEC on May 22, 2017
(35)	Filed as Appendix F on Definitive Schedule 14A with the SEC on May 22, 2017
(36)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(37)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(38)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 4, 2018.
(39)	Filed an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2019.
(40)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 16, 2019.
(41)	Filed as an Exhibit on Form S-1/A with the SEC on November 22, 2019.
(42)	Filed as an Exhibit on Form S-1/A with the SEC on February 3, 2020.
(43)	Filed as an Exhibit on Current Report on Form 8-K/A with the SEC on January 24, 2020.
(44)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 27, 2020.
(45)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 28, 2020.
(46)	Filed as an Exhibit on Form S-1/A with the SEC on October 30, 2019.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: March 31, 2020	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: March 31, 2020	By:	/s/ Roger Branton
Roger G. Branton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton Miller	Chief Executive Officer	March 31, 2020
Carleton Miller	(Principal Executive Officer)

/s/ Roger G. Branton	Chief Financial Officer	March 31, 2020
Roger G. Branton	(Principal Financial and Accounting Officer)

/s/ Susan Swenson	Chairman of the Board of Directors	March 31, 2020
Susan Swenson

/s/ Richard L. Mooers	Director	March 31, 2020
Richard L. Mooers

/s/ George F. Schmitt	Director	March 31, 2020
George F. Schmitt

/s/ Jude T. Panetta	Director	March 31, 2020
Jude T. Panetta

/s/ James T. Conway	Director	March 31, 2020
James T. Conway

/s/ Ralph Faison	Director	March 31, 2020
Ralph Faison

/s/ Brian K. Krolicki	Director	March 31, 2020
Brian K. Krolicki

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vislink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vislink Technologies, Inc. and Subsidiaries (the “Company”) as of December 31 2019 and 2018, the related consolidated statements of operations, comprehensive loss, change in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards

As discussed in Note 11 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

New York, NY
March 31, 2020

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2019	2018
ASSETS
Current assets
Cash	$1,737	$2,005
Accounts receivable, net	6,714	6,191
Inventories, net	7,674	13,050
Prepaid expenses and other current assets	660	780
Total current assets	16,785	22,026
Right of use assets, operating leases	1,925	—
Property and equipment, net	1,972	2,096
Intangible assets, net	2,922	4,691
Total assets	$23,604	$28,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,784	$7,072
Accrued expenses	1,912	2,112
Notes payable	339	—
Convertible promissory notes, net of discount of $-0- and $16, respectively	—	400
Operating lease obligations, current	821	—
Due to related parties	505	361
Customer deposits and deferred revenue	2,821	1,574
Derivative liabilities	30	1,118
Total current liabilities	13,212	12,637
Operating lease obligations, net of current portion	1,163	—
Convertible promissory notes, net of discount of $-0- and $47, respectively	—	5,886
Total liabilities	14,375	18,523
Commitments and contingencies (See Note 15)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized at December 31, 2019 and 2018; -0- shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, – $0.00001 par value per share, 100,000,000 shares authorized, 21,567,287 and 1,877,698 shares issued and 21,551,333 and 1,877,697 outstanding at December 31, 2019 and 2018, respectively	—	—
Additional paid in capital	261,871	244,562
Accumulated other comprehensive income	207	275
Treasury stock, at cost – 15,954 and 1 shares as of December 31, 2019 and 2018, respectively	(277)	(22)
Accumulated deficit	(252,572)	(234,525)
Total stockholders’ equity	9,229	10,290
Total liabilities and stockholders’ equity	$23,604	$28,813

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2019	2018
Revenue, net	$28,942	$38,294
Cost of Revenue and operating expenses
Cost of components and personnel	15,741	19,192
Inventory valuation adjustments	4,705	473
General and administrative expenses	20,099	21,817
Research and development	3,232	7,873
Impairment charge	—	413
Amortization and depreciation	2,365	2,953
Total cost of revenue and operating expenses	46,142	52,721
Loss from operations	(17,200)	(14,427)
Other (expenses) income
Changes in fair value of derivative liabilities	1,064	3,186
Loss on debt and payable extinguishment	—	(1,060)
Loss on debt conversions	(33)	—
Other income	—	146
Interest expense	(1,878)	(2,718)
Total other (expenses) income	(847)	(446)
Net loss	$(18,047)	$(14,873)

Basic and diluted loss per share	$(2.01)	$(9.02)

Weighted average number of shares outstanding:
Basic and Diluted	8,962	1,649

Comprehensive loss:
Net loss	$(18,047)	$(14,873)
Unrealized loss on currency translation adjustment	(68)	(79)
Comprehensive loss	$(18,115)	$(14,952)

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2018	—	$—	1,489,739	$—	$235,819	$354	$(22)	$(219,652)	$16,499
Net loss	—	—	—	—	—	—	—	(14,873)	(14,873)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(79)			(79)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	208,313	—	1,793	—	—	—	1,793
Compensation awards previously accrued	—	—	1,223	—	19	—	—	—	19
Conversion of amounts due to related parties	—	—	42,959	—	240	—	—	—	240
Satisfaction of interest due on convertible promissory notes	—	—	27,680	—	180	—	—	—	180
Satisfaction of convertible promissory notes	—	—	77,518	—	2,339	—	—	—	2,339
Procurement fee for debt instrument	—	—	30,266	—	160	—	—	—	160
Stock-based compensation	—	—	—	—	3,728	—	—	—	3,728
Beneficial conversion feature	—	—	—	—	284	—	—	—	284
Balance, December 31, 2018	—	—	1,877,698	—	244,562	275	(22)	(234,525)	10,290

Net loss	—	—	—	—	—	—	—	(18,047)	(18,047)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(68)	—		(68)
Issuance of common stock in connection with:
Underwriting equity raises, net of offering costs	—	—	4,751,200	—	14,184	—	—	—	14,184
Exercise of common stock warrants	—	—	8,237,701	—	178	—	—	—	178
Exercise of cashless common stock warrants	—	—	6,181,525	—	—	—	—	—	—
Payments made in stock (payroll and consultants)	—	—	158,130	—	224	—	—	—	224
Compensation awards previously accrued	—	—	19,632	—	71	—	—	—	71
Conversion of amounts due to related parties	—	—	12,469	—	31	—	—	—	31
Conversion of principal and accrued interest on convertible promissory notes	—	—	328,932	—	528	—	—	—	528
Reclassification of derivative liabilities in connection with the exercise of common stock warrants	—	—	—	—	24	—	—	—	24
Purchase of treasury stock	—	—	—	—	—	—	(255)	—	(255)
Stock-based compensation	—	—	—	—	2,069	—	—	—	2,069
Balance, December 31, 2019	—	$—	21,567,287	$—	$261,871	$207	$(277)	$(252,572)	$9,229

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2019	2018
Cash flows used in operating activities
Net loss	$(18,047)	$(14,873)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on debt and payables extinguishment	—	1,060
Gain on sale of property and equipment	—	(146)
Stock-based compensation (option awards)	2,069	3,728
Payment made in stock (payroll and consultants)	224	1,793
Stock issuance commitments	320	519
Provision for bad debt	425	142
Inventory valuation adjustments	4,705	473
Amortization of right of use assets, operating leases	883	—
Depreciation and amortization	2,365	2,953
Impairment charge	—	413
Change in fair value of derivative liabilities	(1,064)	(3,186)
Loss on debt settlement	33	—
Non-cash interest costs	63	2,301

Changes in assets and liabilities
Accounts receivable	(867)	1,811
Inventories	841	775
Prepaid expenses and other current assets	142	(186)
Accounts payable	(623)	(3,365)
Accrued expenses and interest expense	(332)	(1,178)
Operating lease liabilities	(880)	—
Due to related parties	175	(397)
Deferred revenue and customer deposits	1,213	984
Net cash used in operating activities	(8,355)	(6,379)

Cash flows (used in) provided by investing activities
Proceeds from sale of property and equipment	—	250
Acquisition of property and equipment	(401)	(69)
Payment for purchase of treasury stock	(24)	—
Net cash (used in) provided by investing activities	(425)	181

Cash flows provided by financing activities
Proceeds received from equity financings	15,983	—
Costs incurred in connection with equity financing	(1,799)	—
Proceeds from the exercise of common stock warrants	178	—
Proceeds from working capital financing note	150	—
Principal payments in connection with working capital financing note	(42)	—
Principal repayments made on capital lease obligations	—	(48)
Proceeds from convertible promissory notes	—	6,000
Payment of issuance costs on convertible promissory notes	—	(433)
Principal repayments on convertible promissory notes	(5,951)	(84)
Net cash provided by financing activities	8,519	5,435
Effect of exchange rate changes on cash	(7)	(31)
Net decrease in cash	(268)	(794)
Cash, beginning of year	2,005	2,799
Cash, end of year	$1,737	$2,005

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(IN THOUSANDS)

	Year Ended December 31,
	2019	2018
Cash paid for interest	$1,827	$36
Cash paid for taxes	$—	$—
Supplemental cash flow disclosures of non-cash investing and financing activities:
Common stock issued in connection with:
Compensation awards for services previously accrued	$71	$19
Conversion of amounts due to related parties	31	240
Conversion of principal and interest due on convertible promissory notes	529	2,339
Settlement of interest only on convertible notes	—	180
Compensatory fee for debt modification	—	160
Effect of the December 3, 2018 modification of the May 2018 debt instruments	—	4,131
Beneficial conversion feature	—	284
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrant	24	—
Financing encumbered in treasury stock purchased	231	—
Non-cash disclosures of ROU assets and operating lease obligations (Note 11):
Operating lease assets recognized	$2,991	$—
less: non-cash changes to operating lease assets
amortization	(883)	—
lease termination	(183)	—
	$1,925	$—

Operating lease liabilities recognized	$3,047	$—
less: non-cash changes to operating lease liabilities
amortization	(880)	—
lease termination	(183)	—
	$1,984	$—

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Description of Business

The overarching strategy of Vislink Technologies, Inc. (“Vislink Technologies,” the “Company,” “we,” “our” or “us”) is to design, develop and deliver advanced wireless communications solutions that provide customers within target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. Vislink Technologies’ business lines include the leading brands Integrated Microwave Technologies LLC (“IMT”) and Vislink Communications Systems (“Vislink” or “VCS”). There is considerable brand interaction, due to complementary market focus, compatible product, and technology development roadmaps, and solution integration opportunities

IMT:

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

Vislink:

Vislink Communications Systems (“Vislink” or “VCS”) specializes in the wireless capture, delivery and management of secure, high-quality, live video from the field to the point of usage. VCS designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items. VCS serves two core markets: broadcast and media and law enforcement, and surveillance. In the broadcast and media market, VCS provides broadcast communication links for the collection of live news and sports and entertainment events. VCS’ customers in the broadcast and media market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters and hosted service providers. In the law enforcement, and surveillance market, VCS provides secure video communications and mission-critical solutions for law enforcement, defense and homeland security applications. VCS’ customers in the law enforcement, and surveillance market include metropolitan, regional and national law enforcement agencies as well as domestic and international defense agencies and organizations.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

Under ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern under the requirement of ASC 205-40.

As reflected in the consolidated financial statements, the Company had $1.7 million in cash on the balance sheet at December 31, 2019. The Company had working capital and an accumulated deficit of $3.6 million and $252.6 million, respectively. Additionally, the Company had a loss from operations of approximately $17.2 million and cash used in operating activities of $8.4 million for the year ended December 31, 2019. As of February 14, 2020, the Company’s cash balance was approximately $6.8 million after the February 2020 equity raise.

The Company has historically funded its operations from debt and equity raises, attaining the following recent capital events:

●	On July 11, 2019, the Company closed an equity financing for 1,550,000 shares of common stock, warrants to purchase 6,000,000 shares of common stock and, 4,450,000 pre-funded warrants to purchase common stock in place of common stock. The Company received gross proceeds of approximately $11,996,000 from the offering, before deducting underwriting-related fees and other offering expenses payable by the Company. The Company used the net proceeds to satisfy outstanding principal and accrued interest due on convertible promissory notes of approximately $7,600,000 million and the balance for working capital.

●	On November 27, 2019, the Company closed an equity financing for 3,201,200 shares of common stock, warrants to purchase 11,893,100 shares of common stock and, warrants to purchase 11,320,725 shares of Common Stock. The Company received gross proceeds of approximately $3,988,000 from the offering, before deducting underwriting-related fees and other offering expenses payable by the Company. The Company used the net proceeds from equity financing for working capital purposes.

●	On February 14, 2020, the Company closed on an equity financing for 12,445,000 shares of common stock, 12,445,000 warrants to purchase 9,333,750 shares of Common Stock, and 14,827,200 pre-funded warrants, with each Pre-Funded Warrant exercisable for one share of Common Stock, together with 14,827,200 Warrants to purchase 11,120,400 shares of Common Stock. The Company received gross proceeds of approximately $5,998,000, less offering costs of $560,000 for net proceeds of $5,438,000. The Company has earmarked the use of the net proceeds from equity financing for working capital and general corporate purposes.

As a result of the proceeds raised in the recent capital events, repaying substantially all of the Company’s debt and ongoing cost management, the Company believes there are enough funds to mitigate the going concern uncertainty for at least twelve months from the date of these financial statements are made available.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IMT and Vislink. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision-making group is the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as one operating segment with different product offerings. All long-lived assets of the Company reside in the U.S. and U.K.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents on hand as of December 31, 2019 and 2018.

Concentrations of Credit Risk

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that counterparty will default on its contractual obligations resulting in a financial loss to the Company. The Company’s credit risk is primarily attributable to its cash and accounts receivables. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts held within the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Additionally, the Company maintains cash balance accounts at financial institutions located in the United Kingdom insured by the Financial Services Compensation Scheme up to £85,000, subject to currency translation rates to the United States dollar. On December 31, 2019, the Company had approximately $1.2 million above insured limits, respectively. The Company has not experienced any losses in its bank accounts during the years ended December 31, 2019, and 2018. For customers, management assesses the credit quality of the customer, considering its financial position and historical experience.

For the years ended December 31, 2019, and 2018, the Company did not experience sales to one customer over 10% of the Company’s total consolidated sales. On December 31, 2019, the Company recorded approximately $2,613,000 (39%) and $-0- of accounts receivable to a single customer over 10% of the Company’s total consolidated accounts receivable.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Intangible Assets

Software:

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use or sale to others when both the preliminary project stage is completed, and it is probable that the software will be used as intended with a product. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the product. Capitalized software costs are included in intangible assets on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximates 5 years. Capitalized Software was fully amortized as of December 31, 2018. Software amortization totaled $268,000 for the year ended December 31, 2018.

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled $669,000 and $664,000 for the years ended December 31, 2019 and 2018, respectively.

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

The Company includes these costs in intangible assets on the balance sheet and are amortized over their useful lives of 3 to 15 years. Amortization totaled $1,800,000 and $2,000,000 for the years ended December 31, 2019 and 2018, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Warranty Reserve

Although the Company tests its product in accordance with its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, which are based on limited historical data, where applicable, revisions to the estimated warranty liability would be required. The claims made during the year ended December 31, 2019 and 2018 were ordinary and customary. Warranty reserve is included in accrued expenses on the accompanying consolidated balance sheets and cost of components in the accompanying consolidated statement of operations.

Warranty Reserve
December 31, 2017	$507,000
Warranty reserve expense	23,000
Warranty claims settled and true-up of accrual	(205,000)
December 31, 2018	$325,000
Warranty reserve expense	231,000
Warranty claims settled and true-up of accrual	(221,000)
December 31, 2019	$335,000

Shipping and Handling Costs

Shipping and handling charges are invoiced to the customer and the Company nets these charges against the respective costs within general and administrative expenses. For the years ended December 31, 2019 and 2018, the amount of shipping and handling costs incurred were $614,000 and $774,000, respectively.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free-standing financial instruments as equity if the contracts (i) require physical settlement or net-share settlement in common stock or (ii) give the Company a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement). The Company classifies the following contracts as either an asset or a liability: contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement) or (iii) contain reset provisions. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

VISLINK TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) on January 1, 2019 using the modified retrospective method. The Company’s operating results for reporting periods beginning after January 1, 2019 are presented under ASC Topic 606, while prior period amounts continue to be reported in accordance with our historic accounting under Topic 605. The timing and measurement of our revenues under ASC Topic 606 is similar to that recognized under previous guidance, accordingly, the adoption of ASC Topic 606 did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof at adoption or in the current period. There were no changes in our opening retained earnings balance as a result of the adoption of ASC Topic 606.

ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. Application of ASC Topic 606 requires us to use more judgment and make more estimates than under former guidance.

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

Remaining Performance Obligations

Remaining performance obligations, or backlog, represents the aggregate amount of the transaction price allocated to the remaining obligations that the Company has not performed under its customer contracts. The Company has elected to use the optional exemption in ASC 606-10-50-14, which exempts an entity from such disclosures if a performance obligation is part of a contract with an original expected duration of one year or less.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Under ASU 2018-07, the scope of Topic 718 was expanded to include share-based payment transactions for acquiring goods and services from nonemployees. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Rather, they are now measured at the grant date. Nonemployee share-based payment awards with performance conditions are measured at the lowest aggregate fair value under today’s guidance, which often results in zero value. The new ASU aligns the accounting for nonemployee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term for the measurement of the nonemployee share-based payment awards. The new ASU allows entities to make an award-by-award election to use either the expected term (consistent with employee share-based payment awards) or the contractual term for nonemployee awards

Leases

The Company adopted ASC 842 on January 1, 2019, using the modified retrospective transition approach that applies the new standard to all leases existing at the date of the initial application. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases. ASC 842 requires that lessees recognize Right-Of-Use (” ROU”) assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. Lease contracts are measured and presented in the statement of operations and statement of cash flows under ASC 842 either as a finance lease or operating lease.

At lease inception, the Company determined if an arrangement is a lease and if it includes options to extend or terminate the contract if it is reasonably sure that the options will be exercised. We recognize lease expense for lease payments on a straight-line basis over the lease term. The Company includes operating leases as ROU assets as “Right of use assets, operating leases” and are included in the consolidated balance sheets. With respect to lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion,” in the consolidated balance sheets. We recognize Operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments over the lease term.

The ROU asset and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s IBR, defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date as of January 1, 2019, to estimate the IBR applicable upon transition to ASC 842. There were no capital leases, which are now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of December 31, 2019.

As a result of the adoption of ASU 2016-02, on January 1, 2019, the Company recognized a lease liability of approximately $3.0 million, with corresponding assets of $2.9 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, less derecognized deferred rent of approximately $0.06 million. There are no changes to the Company’s previously reported results before January 1, 2019. Lease expense has not changed materially as a result of the adoption of ASU 2016-02.

The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. Refer to Note 11 for more information.

Impairment of Long-Lived Assets

Management reviews long-lived assets and other intangible assets for potential impairment whenever significant events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets used in operations, including right-of-use operating lease assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition is less than the carrying amount. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value. For the years ended December 31, 2019 and 2018, the Company recorded total impairment charges of $-0- and $0.4 million, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which management cannot conclude that it is more likely than not that such deferred tax assets will be realized. The Company will be filing income tax returns in the U.S. federal jurisdiction and will be filing in various state and foreign jurisdictions. The Company recognizes the impact of an uncertain tax position in its financial statements if, in management’s judgment, the position is more-likely-than-not sustainable upon audit based upon the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for uncertain tax positions is necessary. The Company’s policy is to classify assessments, if any, for tax-related interest expense and penalties as general and administrative expenses.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to approximately $237,000 and $82,000, for the years ended December 31, 2019 and 2018, respectively. Advertising costs are included in general and administrative expenses in the accompanying consolidated statement of operations.

Sales Tax and Value Added Taxes

The Company accounts for sales taxes and value added taxes imposed on its goods and services on a net basis.

Loss Per Share

The Company reports loss per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic (loss) earnings per common share is calculated by dividing net (loss) earnings allocable to common stockholders by the weighted-average common shares outstanding during the period, inclusive of penny warrants outstanding of 9,147,200 for the year end December 31, 2019, without consideration of common stock equivalents. Diluted (loss) earnings per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	For the Years Ended
	December 31,
	2019	2018
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	503	586
Convertible debt	—	1,363
Warrants	13,160	1,187
	13,663	3,136

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis at December 31, 2019, consistent with the fair value hierarchy provisions. The asset impairment is a non-recurring level 3 measurement.

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative liability	$—	$—	$30,000	$30,000
Total	$—	$—	$30,000	$30,000

The following table presents the Company’s liabilities that are measured at fair value on a recurring and non-recurring basis at December 31, 2018, consistent with the fair value hierarchy provisions:

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

The following table presents losses recognized from foreign exchange transactions; and changes in accumulated other comprehensive income representing the gain or loss on the translation of our foreign subsidiary’s financial statements as follows:

	For the Years Ended
	December 31,
	2019	2018
Net foreign exchange transactions:
(Gains) losses	$(97,000)	$483,000

Accumulated comprehensive income:
Unrealized loss on currency translation adjustment	$68,000	$79,000

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on an OANDA, a Canadian-based foreign exchange company providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information, internet website. Translation of amounts from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

●	As of December 31, 2019 – British Pounds $1.318462 to US$ 1.00
●	Average rate for the year ended December 31, 2019 – British Pounds $1.76717 to US $1.00
●	As of December 31, 2018 – British Pounds $1.2734340 to US$ 1.00
●	Average rate for the year ended December 31, 2018 – British Pounds $1.3347667 to US $1.00

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (ASU 2019-12), which simplifies certain aspects of income tax accounting guidance in ASC 740, reducing the complexity of its application. Certain exceptions to ASC 740 presented within the ASU include: intra-period tax allocation, deferred tax liabilities related to outside basis differences, year-to-date loss in interim periods, among others. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020 including interim periods therein with early adoption permitted. The Company is currently assessing the impact of the ASU on its financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2019	December 31, 2018
Accounts receivable	$7,425,000	$6,740,000
Allowance for doubtful accounts	(711,000)	(549,000)
Net accounts receivable	$6,714,000	$6,191,000

During the years ended December 31, 2019 and 2018, the Company incurred bad debt expense of $425,000 and $142,000, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INVENTORIES

Inventories included in the accompanying consolidated balance sheet are stated at the lower of cost or market as summarized below:

	December 31, 2019	December 31, 2018
Raw materials	$8,323,000	$6,173,000
Work-in-process	815,000	3,711,000
Finished goods	3,857,000	4,052,000
Sub-total inventories	12,995,000	13,936,000
Less reserve for slow moving and excess inventory	(5,321,000)	(886,000)
Total inventories, net	$7,674,000	$13,050,000

Inventory valuation adjustments consist primarily of items that are written off due to obsolescence or reserved for slow moving or excess inventory. The Company recorded inventory valuation adjustments of $4,705,000 and $473,000 as of December 31, 2019 and 2018, respectively.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,
	(Years)	2019	2018
Cost:
Furniture and fixtures	1 – 10	$282,000	$291,000
(A) Leasehold improvements	1 - 14	821,000	228,000
Computers, software and equipment	1 - 11	3,585,000	6,495,000
Vehicles	1 - 7	—	22,000
		4,688,000	7,036,000
Accumulated depreciation		(2,716,000)	(4,940,000)
Property and equipment, net		$1,972,000	$2,096,000

Depreciation of property and equipment amounted to $596,000 and $918,000 for the years ended December 31, 2019 and 2018, respectively.

With the Company dissolving the xG division, an impairment charge in the amount of $-0- and $245,000 was recorded during the years ended December 31, 2019 and 2018, respectively. Additionally, the Company reported a gain on sale of property and equipment in the amount of $-0- and $146,000 for the years ended December 31, 2019 and 2018, respectively. The gain was recorded as other income in the Consolidated Statements of Operations and Comprehensive Loss.

(A) The shorter of the economic life or remaining lease term.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Software Development Costs		Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net

Balance as of December 31, 2017	$18,647,000	$(18,211,000)	$12,378,000	$(9,171,000)	$1,450,000	$(243,000)	$2,880,000	$(836,000)	$6,894,000
Additions	—	—	—	—	—	—	—	—	—
Eliminations	(18,647,000)	18,647,000	—	—	—	—	—	—	—
Impairments	—	(168,000)	—	—	—	—	—	—	(168,000)
Amortization	—	(268,000)	—	(664,000)	—	(224,000)	—	(879,000)	(2,035,000)
Balance as of December 31, 2018	—	—	12,378,000	(9,835,000)	1,450,000	(467,000)	$2,880,000	$(1,715,000)	$4,691,000)
Additions	—	—	—	—	—	—	—	—	—
Eliminations	—	—	—	—	—	—	—	—	—
Impairments	—	—	—	—	—	—	—	—	—
Amortization	—	—	—	(669,000)	—	(223,000)	—	(877,000)	(1,769,000)
Balance as of December 31, 2019	$—	—	$12,378,000	$(10,504,000)	$1,450,000	$(690,000)	$2,880,000	$(2,592,000)	$2,922,000

Software:

The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use or sale to others when both the preliminary project stage is completed, and it is probable that the software will be used as intended with a product. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the product. Capitalized software costs are included in intangible assets on the Company’s balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximates 5 years. Capitalized Software was fully amortized as of December 31, 2018. Software amortization totaled $268,000 for the year ended December 31, 2018.

Patents and Licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. At December 31, 2019 and 2018, the Company had net capitalized costs of patents and licenses of $1.9 million and $2.5 million, respectively. The costs of provisional patents and pending applications is not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. For the years ended December 31, 2019 and 2018, the amortization of patents and licenses amounted to $.7 million each, respectively.

Other Intangible Assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT and Vislink. On December 31, 2019 and 2018, the Company had net capitalized costs of other intangible assets of $1.0 million and $2.1 million, respective. The Company includes these costs in intangible assets on the balance sheet and are amortized over their useful lives of 3 to 15 years.

The normal amortization of intangible assets amounted to $1.8 million and $2.0 million, for the years ended December 31, 2019 and 2018, respectively. There was an impairment of $-0- million and $0.2 million of software development costs for the years ended December 31, 2019 and 2018, respectively. The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 3.7 years.

The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

2020	$1,053,000
2021	879,000
2022	546,000
2023	119,000
2024	119,000
Thereafter	206,000
$2,922,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Compensation	$818,000	$834,000
Commissions	94,000	90,000
Warranty	335,000	325,000
Rent	4,000	71,000
Payables	531,000	576,000
Interest	—	112,000
Deferred Equity	130,000	104,000
	$1,912,000	$2,112,000

NOTE 9 — NOTES PAYABLE

	Principal Balance
	December 31,
	2019	2018

Effective as of September 27, 2019, the Board of Directors of the Company consented to assume the remaining balance of a note held by the related party MB Technology Holdings, LLC (“MBTH”). MBTH originally borrowed funds for the benefit of the Company with the proceeds forwarded to the Company reflecting due to a related party, which ultimately was converted into 15,953 shares returned to treasury. The note matures on September 18, 2020, with an annual interest rate of 8.022%. One payment of $18,519 of accrued interest plus $230,860 of principal, totaling $249,379, is due on September 18, 2020.	$231,000	$—

On October 2, 2019, the Company’s subsidiary, Integrated Microwave Technology (“IMT”), incurred a working capital loan of $150,000, with an annual interest rate of 1.9%, maturing on April 24, 2020. There is no payment schedule required by the lender and IMT has made $42,439 in principal and $14,429 in interest payments.	108,000	—
	$339,000	$—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — CONVERTIBLE PROMISSORY NOTES

The Company had convertible promissory notes ranging from 6% to 10% per annum; maturity dates ranging from May 29, 2019 to September 29, 2019 with a range of conversion features. The table below summarizes the convertible promissory notes as of December 31, 2019 and 2018.

The Company has listed a summary of the modified and non-modified debt as follows:

	Debt
	Modified	Non-Modified	Total
For the year ending December 31, 2019
Principal:
Beginning balance, January 1, 2019	$5,933,289	$415,625	$6,348,914
Principal conversions to shares of common stock	(122,808)	(275,000)	(397,808)
Principal payments made in cash	(5,810,481)	(140,625)	(5,951,106)
Ending balance, December 31, 2019	—	—	—
Debt discount:
Beginning balance, January 1, 2019	47,307	15,683	62,990
Debt discount amortization	(47,307)	(15,683)	(62,990)
Ending balance, December 31, 2019	—	—	—
Modified and un-modified debt, net	$—	$—	$—

For the year ending December 31, 2018
Principal:
Beginning balance, January 1, 2018	$—	$—	$—
Cash proceeds	2,000,000	4,000,000	6,000,000
Effect of modification	4,130,610	—	4,130,610
Extinguishment of debt	—	(3,400,000)	(3,400,000)
Principal conversions to shares of common stock	(197,321)	(100,000)	(297,321)
Principal payments made in cash	—	(84,375)	(84,375)
Ending balance, December 31, 2018	5,933,289	415,625	6,348,914
Debt discount:
Beginning balance, January 1, 2018	—	—	—
Debt discount incurred	—	2,461,698	2,461,698
Effect of modification	70,000	250,457	320,457
Debt discount amortization	(22,693)	(2,277,962)	(2,300,655)
Extinguishment of debt	—	(418,510)	(418,510)
Ending balance, December 31, 2018	47,307	15,683	62,990
Modified and un-modified debt, net	$5,885,982	$399,942	$6,285,924

Items recorded to interest expense for the years ending December 31, 2019 and 2018: 2018 are:

	December 31,
	2019	2018
Contractual interest expense	$1,733,988	$131,185
Debt discount amortization	62,990	488,791
Warrant costs	—	1,788,171
Total recorded to interest expense, net	$1,796,978	$2,408,147

During the year ended December 31, 2019, the Company issued 328,932 shares of common stock valued at $528,465 in partial settlement of $494,483 of principal and interest resulting in a loss in settlement of debt in the amount of $32,982. As of December 31, 2019, the convertible promissory notes have been fully satisfied.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — CONVERTIBLE PROMISSORY NOTES (continued)

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

The Company considered ASC 470-50-40-17(b) to determine the proper accounting to apply for the 302,655 compensatory shares for the majority holders. Since the modification is not to be accounted for in the same manner as a debt extinguishment, a fair market value of $160,407 was assigned to the compensatory shares and recorded as additional debt discount was amortized as interest expense over the remaining term of the debt instrument using the interest method.

On December 3, 2018, the Company entered into a second modification agreement which led to an extinguishment of debt of the majority holders of the May 2018 Financing and created new debt obligations with revised terms and amounts. See below – Debt Modification of the May 2018 Financing executed on December 3, 2018.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — CONVERTIBLE PROMISSORY NOTES (continued)

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

The Company paid issuances costs associated with the debt modifications in the amount of $70,000 and was recorded as additional debt discount. The amount calculated was amortized as interest expense over the remaining term of the debt instrument using the interest method. In October 2018, the Company issued 222,224 shares valued at $100,000 as conversion of principal and interest. On December 4, 2018, the Company issued 552,912 shares at a fair market value of $238,758 as a conversion of principal and interest. As of December 31, 2018, the remaining period over which any discount will be amortized is nine months.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11— LEASES

Operating lease ROU assets are included in “Right of use assets, operating leases” and are included in the consolidated balance sheets. With respect to lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion,” in the consolidated balance sheets.

The Company’s leasing arrangements include agreements for office space, deployment sites, and storage warehouses, both domestically and internationally. The operating leases contain various terms and provisions, with a remaining duration of 5 months to 3.8 years. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. We recognize rent expense for these types of contracts on a straight-line basis over the minimum lease term. Additionally, the Company sublets a portion of its space under operating leases with various lease terms at The Fairways, Hemel, and Billerica locations, with a remaining duration of two months to one year.

As of December 31, 2019, ROU assets and lease liabilities were approximately $1.93 million, net and $1.98 million ($0.82 million of which is current), respectively. The weighted-average remaining term for lease contracts was 3.5 years on December 31, 2019, with maturity dates ranging from April 2020 to March 2025. The weighted-average discount rate was 9.3% at December 31, 2019.

For the years ended December 31, 2019, and 2018, the Company incurred approximately $1,159,000 and $1,466,000 of operating lease expense, offset by sublet income of approximately $257,000 and $146,000, respectively. Adjustments for straight-line operating lease expense for the respective periods was not material, and as such, the majority of costs recognized is reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. Besides, we have the right, but no obligation, to renew individual leases for various renewal terms.

The table below lists location and lease expiration dates 2020 through 2025:

Location	Lease-End Date	Approximate Future Payments
Colchester, U.K. – Waterside House	May 2025	$1,073,000
Anaheim, CA	Jul 2021	46,000
Billerica, MA	Dec 2026	587,000
Hemel, UK	Oct 2020	142,000
Singapore	Aug 2020	20,000
Hackettstown, NJ	Apr 2020	31,000
Sarasota, FL	Sep 2022	85,000

Sublets:
Colchester, UK – The Fairways	Mar 2020	$13,000
Hemel, UK	Oct 2020	73,000
Billerica MA	May 2021	252,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LEASES (continued)

Under previous lease guidance, future minimum lease payments under operating leases with noncancelable lease terms in excess of one year from continuing operations as of December 31, 2019, were as follows:

Year Ending December 31,	Amount
2020	$956,000
2021	491,000
2022	281,000
2023	255,000
2024	255,000
Thereafter	64,000
$2,302,000

Sublets:
2020	$264,000
2021	74,000
$338,000

The following table illustrates specific operating lease data as of December 31, 2019:

Lease cost:
Operating lease cost	$1,106,000
Short-term lease cost	53,000
Variable lease cost	—
Sublease income	(257,000)
Total lease cost	$902,000

Cash paid for amounts in lease liabilities:
Operating cash flows from operating leases	$1,136,000

Right-of-use assets and operating lease liabilities recognized upon adoption	$2,991,000

Weighted-average remaining lease term—operating leases	3.5 years

Weighted-average discount rate—operating leases	9.3%

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — RELATED PARTY TRANSACTIONS

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

The following directors of MBMG have significant influence with the Company:

●	Roger Branton, the Company’s Chief Financial Officer and director,

●	Richard Mooers, the Company’s director.

The following table represents a summary of related party transactions for the years ended December 31, 2019 and 2018:

	For the years ended
	December 31,

	2019	2018

Consulting fees incurred, recurring	$600,000	$300,000

Consulting fees incurred, non-recurring	$358,000	$48,000

Common stock issued in satisfaction of amounts due:
Quantity of shares issued	12,469	429,585

Value of shares issued	$31,000	$240,000

Amounts repaid to MBMG in cash	$783,000	$769,000

The Company recorded fees incurred in general and administrative expenses on the accompanying Consolidated Statements of Operations and included such fees in due to related parties on the Consolidated Balance Sheet. The balances outstanding to MBMG at December 31, 2019 and 2018 were $505,000 and $361,000, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — DERIVATIVE LIABILITIES

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

The following are the critical assumptions used in connection with the valuation of the warrants exercisable into common stock as of December 31, 2019 and 2018:

	Years Ended
	December 31,
	2019	2018
Number of shares underlying the warrants	462,428	492,815
Fair market value of stock	$0.25	$3.10
Exercise price	$1.00 to $ 24,000	$4.50 to $ 137.90
Volatility	126% to 160%	118% to 149%
Risk-free interest rate	1.51% to 1.60%	2.46% to 2.51%
Expected dividend yield	—	—
Warrant life (years)	1.4 to 3.41	0.1 to 4.41

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended
	December 31,
	2019	2018
Beginning balance	$1,118,000	$2,399,000
Recognition of warrant liabilities on issuance dates	—	1,905,000
Re-classification to equity upon warrants exercised	(24,000)	—
Change in fair value of derivative liabilities	(1,064,000)	(3,186,000)
Ending balance	$30,000	$1,118,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY

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

Liquidation Preference of Preferred Stock

Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, before the payment of any amount to the holder of shares of junior stock, but pari-passu with any parity stock, the holders of Preferred Stock are entitled to receive the amount equal to the greater of (i) the stated value of the Series D Preferred Stock or (ii) the amount the holder of Series D Preferred Stock would receive if such holder converted the Series D Preferred Stock into common stock immediately prior to the date of the liquidation event, including accrued and unpaid dividends.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

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

Liquidation Preference.

In the event of the Company’s liquidation, dissolution or winding-up, holders of Series E Preferred Stock will be entitled to receive an amount equal to the stated value per share before any distribution shall be made to the holders of any junior securities, and then will be entitled to receive the same amount that a holder of common stock would receive if the Series E Preferred Stock were fully converted into shares of common stock at the conversion price (disregarding for such purposes any conversion limitations) which amounts shall be paid pari-passu with all holders of common stock.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock, $0.00001 par value per share. As of December 31, 2019, and 2018, the Company had 21,551,333 and 1,877,697 shares of common stock outstanding, respectively. On April 30, 2019, our stockholders approved a reverse stock split of our outstanding Common Stock . In accordance therewith, on May 13, 2019, a 1-for-10 reverse stock split of our outstanding Common Stock became effective for the trading of our Common Stock.

Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto, and elsewhere in this Form 10-K have been retroactively adjusted for the reverse stock split as if such reverse stock split occurred on the first day of the first period presented. Proportional adjustments have been made to the exercise prices of the Company’s outstanding warrants, stock options, and to the number of shares issued and issuable under the Company’s Stock Incentive Plans. Certain amounts in the financial statements, the notes thereto, and elsewhere in this Form 10-K, may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

Common Stock Issuances

For the year ending December 31, 2019

November 2019 Financing

On November 27, 2019, the Company closed an equity financing for 3,201,200 shares of common stock, warrants to purchase 11,893,100 shares of common stock and, warrants to purchase 11,320,725 shares of Common Stock. The Company received gross proceeds of approximately $3,988,000 from the offering, before deducting underwriting-related fees and other offering expenses payable by the Company.

July 2019 Financing

On July 11, 2019, the Company closed an equity financing for 1,550,000 shares of common stock, warrants to purchase 6,000,000 shares of common stock and, 4,450,000 pre-funded warrants to purchase common stock in place of common stock. The Company received gross proceeds of approximately $11,996,000 from the offering, before deducting underwriting-related fees and other offering expenses payable by the Company.

Other Stockholders’ Equity Transactions

During the year ended December 31, 2019, the Company:

●	Issued 14,419,226 shares of common stock upon the exercise of (i) 37,701 common stock warrants at $4.50 per share (ii) the exercise of 8,200,000 pre-funded warrants at $0.001 per share and, (iii) the exercise of 6,181,525 cashless warrants for net proceeds of $177,900.

●	Issued 19,632 shares of common stock for employees, directors, consultants, and other professionals for a total fair value of $70,625. The determination of the fair value of the common stock is at the time of issuance.

●	Issued 158,130 shares of common stock in satisfaction of amounts previously deferred for employee/consultant agreements in the amount of $223,967 and the liability equaled the fair value of the shares issued.

●	Issued 12,469 shares of common stock in satisfaction of related party obligations valued at $31,466. The determination of the fair value of the common stock is at the time of issuance and the liability equaled the fair value of the shares issued.

●	Issued 328,932 shares of common stock in satisfaction of principal and interest for convertible promissory notes valued at $528,000. Of which $97,675 was for interest, $397,808 was for principal with a loss of $32,982 recognized on conversion. The determination of the fair value of the common stock is at the time of issuance.

●	Recognized $2,069,158 of compensation costs associated with outstanding stock options recorded in general and administrative expenses.

●	Recognized $23,638 related to the intrinsic value of common stock warrants with embedded derivative liabilities, transferred into additional paid-in capital.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

Common Stock Issuances (continued)

For the year ending December 31, 2018

The Company transacted the following:

●	issued 2,083,136 shares of its common stock for employees, directors, consultants and other professionals for a total value of $1,793,336. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	recognized $2,069,158 of compensation costs associated with outstanding stock options recorded in general and administrative expenses.

●	issued 429,585 shares of its common stock in satisfaction of related party obligations valued at $240,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	issued 12,232 shares of common stock in satisfactions of amounts previously deferred for employee/consultant agreements in the amount of $19,081.

●	issued 276,796 shares of its common stock in satisfaction of accrued interest on a convertible promissory note valued at $180,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	reviewed the conversion features embedded in the May 2018 convertible promissory notes. We evaluated the beneficial conversion feature (“BCF”) and calculated a relative fair value in the amount of $193,877. On October 9, 2018, the Company evaluated a modification of the embedded conversion option and recognized an increase in the value of the BCF in the amount of $90,050. The amounts recognized are recorded as a charge to debt discount and offset as a credit to additional paid-in capital. The amounts charged to debt discount are amortized to interest expense using the interest method.

●	issued 775,184 shares of its common stock valued at $2,338,758 as payment towards outstanding convertible promissory notes. The value of the common stock issued was based on the fair value of the stock at time of issuance.

●	issued 302,655 shares of its common stock valued at $160,407 as the compensatory fee incurred for the October 9, 2018 debt modification. The value of the common stock issued was based on the fair value of the stock at time of issuance.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

Stock Options — Equity Incentive Plans

The Company’s stock option plans provide for the grant of options to purchase shares of common stock to officers, directors, other key employees, and consultants. The purchase price may be paid in cash or “net settled” in shares of the Company’s common stock. In a net settlement of an option, the Company does not require a payment of the exercise price of the option from the holder but reduces the number of shares of common stock issued upon the exercise of the stock option by the smallest amount of whole shares that has an aggregate fair market value equal to or over the aggregate exercise price for the option shares covered by the option exercised. Options generally vest over a period of three years from the date of grant and expire ten years from the date of grant.

The Company has four plans under which they awarded share-based compensation grants of options to certain directors, employees, and advisors of the Company: the 2013 Stock Option Plan, 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan and the 2017 Incentive Compensation Plan.

Effective, April 30, 2018, the Board of Directors by unanimous written consent, approve of the immediate vesting of all remaining options for employees who were terminated as part of the cost curtailment measures on April 30, 2018, and June 25, 2018.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Stock Options — Equity Incentive Plans (continued)

During the years ended December 31, 2019, and 2018, the Company recorded approximately $2,069,000 and $3,728,000, respectively, as stock compensation expense from the amortization of stock options issued.

The weighted average fair value of options granted during the years ended December 31, 2019 and 2018 was $3.20 and $8.90, respectively. Each option is estimated on the date of grant, using the Black-Scholes model and the following assumptions (all in weighted averages):

	2019	2018
Exercise price	$3.20	$8.90
Volatility	35.15%	148.71%
Risk-free interest rate	3.76%	2.63%
Expected dividend yield	0%	0%
Expected term (years)	1.2	6

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

As of December 31, 2019, the weighted average remaining contractual life was 7.5 years for options outstanding and for options exercisable, respectively. The intrinsic value of options exercisable at December 31, 2019, was $-0-.

As of December 31, 2019, the remaining stock compensation expense is approximately $0.63 million with 1.1 years remaining for the amortization period. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

A summary of the status of the Company’s stock option plan for the year ended December 31, 2019 is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, January 1, 2019	585,717	$15.50
Options granted	36,500	$3.18
Options exercised	–	$–
Options cancelled/expired	(117,167)	$(14.79)
Outstanding, December 31, 2019	505,050	$14.83

Exercisable, December 31, 2019	341,083	$15.68

	Common stock issuable upon exercise of options outstanding			Common stock issuable upon options exercisable
Range of exercise prices	Options Outstanding (in shares )	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable (in shares)	Weighted Average Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price
$-0- to $46,202	505,050	7.51	$14.83	341,083	7.37	$15.68

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

During the year ended December 31, 2019, the Company granted 37,437,400 warrants, exercised 13,481,101 warrants, and 15,033 warrants expired. The weighted average exercise prices of warrants outstanding at December 31, 2019 is $1.10 with a weighted average remaining contractual life of 0.98 years. The intrinsic value of warrants outstanding at December 31, 2019, was approximately $2,277,000. Additionally, the exercise price of common stock warrants issued in July 2016, as part of a financing, was adjusted down to $0.265 per share from $1.00 by the terms of the “ratchet down” provision of the warrant agreement.

The following tables sets forth common stock purchase warrants outstanding as of December 31, 2019:

	Weighted Quantity of Warrants (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2018	1,187,181	$19.80
Warrants granted	37,437,400	$0.90
Warrants exercised	(13,481,101)	$(2.20)
Warrants cancelled/expired	(15,033)	$53.40
Outstanding, December 31, 2019	25,128,447	$1.10

Exercisable, December 31, 2019	25,128,447	$1.10

A summary of the status of the Company’s stock option plans for the year ended December 31, 2019 is as follows:

Common Stock Issuable Upon Exercise of Warrants Outstanding					Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices		Number Outstanding at 12/31/19	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/19	Weighted Average Exercise Price
$	*0.001	9,143,100	0.91	$0.001	9,143,100	$0.001
$	**0.265	66,789	1.55	$0.265	66,789	$0.265
	$0.292	14,846,800	0.91	$0.292	14,846,800	$0.292
	$5.00	4,100	4.54	$5.00	4,100	$5.00
	$10.00	320,000	3.41	$10.00	320,000	$10.00
	$20.00	651,252	2.02	$20.00	651,252	$20.00
	$25.00	83,296	2.47	$25.00	83,296	$25.00
	$84.00	2,083	1.82	$84.00	2,083	$84.00
	$137.88	10,902	1.38	$137.90	10,902	$137.90
	$13,800.00	90	0.14	$13,800.00	90	$13,800.00
	$24,000.00	35	0.15	$24,000.00	35	$24,000.00
		25,128,447	.98	$1.10	25,128,447	$1.10

* represents group of penny warrants

**represents group of warrants repriced to $0.265 from the $1.00 exercise price

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. Pursuant to ASC Topic 450’s provision that a company must accrue a loss contingency if information is available before the issuance of the financial statements, it has been determined that based upon a lawsuit filed by Hale Capital Partners, LP (“Hale”) against the Company on July 29, 2019, the Company may be potentially liable for professional fees incurred by Hale for a due diligence transaction in the amount of $140,000. The Company deems these fees excessive and is vigorously defending the claim. This amount was accrued and included in accrued expenses in the consolidated balance sheet as of December 31, 2019. There were no other material legal actions.

Pension:

The Company, at its discretion, may make matching contributions to the 401(k) plan in which its employees participate. For the years ended December 31, 2019, and 2018, the Company made matching contributions of $-0- and $27,000, respectively.

The Company currently operates a Group Personal Pension Plan in its U.K. subsidiary, and funds are invested with Royal London. U.K. employees are entitled to join the plan to which the Company contributes varying amounts subject to status. In addition, the Company operates a stakeholder pension scheme in the U.K. For the year ended years ended December 31, 2019, and 2018, and the Company made matching contributions of $173,000 and $236,000, respectively.

Delisting Notice:

On September 26, 2019, the Company received a written notification from The Nasdaq Stock Market LLC (“NASDAQ”) indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(a)(2) as Company’s closing bid price was below $1.00 per share for the previous 30 consecutive business days.

Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a 180-day compliance period, or until March 24, 2020, to regain compliance with the minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on Nasdaq Capital Market.

On March 25, 2020, the Company received a written notification from Nasdaq that the Company was afforded a second 180 calendar day grace period to regain compliance with the minimum bid price requirements. If the Company does not regain compliance by September 21, 2020, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — CONCENTRATIONS

Customer concentration risk

For the years ended December 31, 2019, and 2018, the Company did not experience sales to one customer over 10% of the Company’s total consolidated sales

On December 31, 2019, and 2018, the Company recorded approximately $2,613,000 (39%) and $-0- of accounts receivable, respectively, to a single customer over 10% of the Company’s total consolidated accounts receivable.

Vendor concentration risk

For the year ended December 31, 2019, two vendors generated approximately $5,434,000 (31%) and $2,610,000 (15%) of the Company’s consolidated inventory purchases, respectively. For the year ended December 31, 2018, two vendors generated approximately $2,165,000 (12%) and $2,596,000 (15%) of the Company’s consolidated inventory purchases, respectively.

On December 31, 2019, and 2018, the Company recorded approximately $1,940,000 (29%) and $837,000 (12%) of accounts payable, respectively, to a single vendor above 10% of the Company’s total consolidated accounts payable.

NOTE 17 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, revenue is disaggregated by primary geographical markets and revenue source.

	For the Years Ended
	December 31,
	2019	2018
Primary geographical markets:
North America	$13,054,000	$17,686,000
South America	429,000	1,185,000
Europe	9,231,000	11,569,000
Asia	4,554,000	4,880,000
Rest of World	1,674,000	2,974,000
	$28,942,000	$38,294,000

Primary revenue source:
Equipment sales	$25,657,000	$35,055,000
Installation, integration and repairs	2,673,000	3,024,000
Warranties	171,000	215,000
Other (Note 18)	441,000	—
	$28,942,000	$38,294,000

Long-Lived Assets:
United States	$4,616,000	$5,637,000
United Kingdom	2,203,000	1,150,000
	$6,819,000	$6,787,000

NOTE 18 — REBATES

In May 2019, after the Company’s UK subsidiary filed for a rebate relating to the amount of funds spent on research costs for the 2017 fiscal year, an amount of $441,000 was awarded to the Company. This rebate was classified as additional revenue during the years ended December 31, 2019. The Company expects to file appropriate forms for the 2018, and 2019 fiscal years.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	December 31,
	2019	2018
Current tax provision
Federal	$—	$—
State	14,000	6,000
	14,000	6,000
Deferred tax provision (benefit)
Federal	(2,998,000)	(3,567,000)
State	2,879,000	(1,720,000)
Foreign	(870,000)	(127,000)
Change in valuation allowance	998,000	(5,414,000
Income tax provision	$14,000	$6,000

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	December 31,
	2019	2018
Statutory Federal income tax rate	21.00%	21.00%
State and local taxes, net of Federal benefit	1.77	10.93
Permanent differences	1.56	4.35
Provision to return	1.52	1.40
DTA adjustment for state NOL	(16.83)	(—)
Foreign Rate Differential	(0.68)	(0.14)
Change rate	(1.00)	(0.80)
Valuation allowance	(7.43)	(36.78)
Effective tax rate	(0.08)%	(0.04)%

Under the provisions of ASC 740, the Company may recognize the benefits of uncertain tax positions when it is more likely than not that the merits of the position(s) will be sustained upon audit by the relevant tax authorities. There were no uncertain tax positions taken or expected to be taken on a tax return that would be determined to be an unrecognized tax benefit recorded on the Company’s financial statements for the years ended December 31, 2019 or 2018. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — INCOME TAXES (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred Tax Assets
Federal R&D credit	$3,007,000	$2,819,000
Inventory	683,000	78,000
Allowance for bad debt	55,000	32,000
Compensation Related	21,000	3,000
Pension	5,000	6,000
Other Accruals	63,000	305,000
State Net operating losses	5,638,000	8,532,000
Federal Net operating losses	38,177,000	36,079,000
Property & Equipment	—	12,000
Stock Options	6,565,000	6,214,000
Other	1,143,000	834,000
Valuation Allowance	(54,562,000)	(53,573,000)
Total Deferred Tax Assets	795,000	1,341,000

Deferred Tax Liabilities
Property and Equipment	(141,000)	(215,000)
Intangibles	(630,000)	(1,080,000)
Inventory	—	—
Prepaid Expenses	(24,000)	(24,000)
Compensation Related	—	(22,000)
Total Deferred Tax Liabilities	(795,000)	(1,341,000)

Net Deferred Tax Asset/(Liability)	$—	$—

As of December 31, 2019, the Company has federal net operating losses (“NOL”) of approximately $173.3 million that will expire beginning in 2027. The Company has federal NOLs of approximately $16.4 million that may be carried forward indefinitely. The Company also has state NOL carryforwards of $154.6 million which will expire beginning in 2027. In addition, the Company has foreign NOL carryforwards of approximately $8.9 million that generally do not expire except under certain circumstances. The Company also has research and development credits of approximately $3.0 million which will begin to expire in 2027. The years that remain open for review by taxing authorities are 2016 to 2019 for Federal, Foreign and State Income Tax returns.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — INCOME TAXES (continued)

The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the Company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company plans to perform a Section 382 analysis in the future

Effective for tax years beginning after December 31, 2017, the Tax Act includes a participation exemption system of taxation, which generally provides for 100% dividends received deduction on certain qualifying dividend distributions received by U.S. C-corporation shareholders from their 10% or more owned foreign subsidiaries. As a result of this new participation exemption system, it is generally anticipated that the Company should not be subject to additional U.S. federal income taxation on its future receipt of actual dividend income (as opposed to a deemed inclusion amounts under certain anti-deferral rules) from its foreign subsidiary.

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

The Company did not identify any material uncertain tax positions and is not under any income tax examinations.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20 — SUBSEQUENT EVENTS

Appointment of new executives

On January 15, 2020, the Board appointed Carleton M. Miller to the roles of Chief Executive Officer of the Company and a member of the Board, effective January 15, 2020. As part of the Mr. Miller’s employment agreement, he will receive an inducement award of a time-based option to purchase 2,155,481 shares of Common Stock. Additionally, he will receive an inducement award of a performance-based option to purchase 1,500,000 shares of Common Stock under Nasdaq Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (the “Performance-Based Option”).

On February 27, 2020, the Company entered into an employment agreement with Michael Bond in connection with his contemplated employment as Chief Financial Officer of the Company, effective as of April 1, 2020 (the “Bond Employment Agreement”). Pursuant to the Bond Employment Agreement, Mr. Bond will receive an annual base salary of $250,000 per year, and an annual cash bonus in accordance with the terms of any annual cash bonus incentive plan maintained for the Company’s key executive officers. The Bond Employment Agreement also provides that on April 1, 2020 Mr. Bond will receive an award of stock options to purchase a quantity of shares equal to one percent of the Company’s fully diluted outstanding shares of its common stock as of April 1, 2020 under Nasdaq Listing Rule 5635(c)(4) outside of the Company’s existing equity compensation plans (the “Inducement Options”).

Public offering

On February 14, 2020, the Company closed on an equity financing for 12,445,000 shares of common stock, 12,445,000 warrants to purchase 9,333,750 shares of Common Stock, and 14,827,200 pre-funded warrants, with each Pre-Funded Warrant exercisable for one share of Common Stock, together with 14,827,200 Warrants to purchase 11,120,400 shares of Common Stock. The Company received gross proceeds of approximately $5,998,000, less offering costs of $560,000 for net proceeds of $5,438,000. The Company has earmarked the use of the net proceeds from equity financing for working capital and general corporate purposes.

Departure of former executive(s)

Payne Separation Agreement

On February 24, 2020, John Payne agreed to step down from his role as the Company President and Chief Operating Officer of Integrated Microwave Technology, LLC (a wholly owned subsidiary) and is expected to conclude his employment with the Company on March 19, 2020. The Company expects to enter into a separation agreement with Mr. Payne in connection with the conclusion of his employment (the “Payne Separation Agreement”). Provided that Mr. Payne executes the Payne Separation Agreement and does not revoke the Payne Separation Agreement within seven days thereof, the Payne Separation Agreement is expected to provide that Mr. Payne will be entitled to receive severance in the form of six (6) months of salary continuation for an aggregate amount of $175,000. Mr. Payne will begin a transitional role until his expected March 19, 2020 separation date. Mr. Payne’s anticipated departure from the Company is not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices. In connection with the foregoing, the board of directors of the Company has decided to appoint Carleton M. Miller, the Company’s Chief Executive Officer, to the additional position of President of the Company, effective upon Mr. Payne’s departure from the Company on March 19, 2020.

Branton Separation Agreement

Roger G. Branton will be stepping down as the Company’s Chief Financial Officer and Treasurer and is expected to conclude his employment with the Company on March 31, 2020. The Company expects to enter into a separation agreement with Mr. Branton in connection with the conclusion of his employment (the “Branton Separation Agreement”). Provided that Mr. Branton executes the Branton Separation Agreement and does not revoke the Branton Separation Agreement within seven days thereof, the Branton Separation Agreement is expected to provide that Mr. Branton will be entitled to receive severance pay in the form of salary continuation for 12 months for an aggregate amount of $300,000. Mr. Branton will immediately begin a transitional role until his expected March 31, 2020 separation date from the Company.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20 — SUBSEQUENT EVENTS (continued)

Amended related party agreement

Effective February 25, 2020, an amendment of the related party agreement between Vislink Technologies, Inc. (the “Company”) and MB Merchant Group, LLC (“MBMG”) was executed into a letter agreement (the “MBMG Agreement”), pursuant to which the Company and MBMG agreed to amend and restate certain service agreements previously entered into with MBMG as well as its predecessor entity (the “MBMG Agreements”). Pursuant to the MBMG Agreement, MBMG has agreed to provide only the following services to the Company: (i) to conduct merger and acquisition searches, negotiating and structuring deal terms and other related services in connection with closing suitable acquisitions for the Company, and (ii) to seek and secure financing for the Company, except in those regions in which the Company had previously appointed a business representative to exclusively seek such opportunities, and subject in each case to prior approval by the Company’s Chief Executive Officer on a case-by-case basis (collectively, the “MBMG Services”). Pursuant to the MBMG Agreement, MBMG will no longer provide strategic planning and financial structuring services or technical consulting services, review patent applications or provide consulting services with respect to certain legal matters.

Pursuant to the MBMG Agreement, in consideration for the MBMG Services, the Company agreed to compensate MBMG through payment of: (i) an acquisition fee equal to (A) the greater of $250,000 or 6% of the total acquisition price for deals in which the total consideration paid by the Company is less than $50 million; (B) $3,000,000 plus 4% of the consideration paid by the Company in excess of $50 million for deals in which the total consideration paid by the Company is between $50 million and $100 million; (C) $5,000,000 plus 2% of the consideration paid by the Company in excess of $100 million for deals in which the total consideration paid by the Company is between $100 million and $400 million; or (D) $10,200,000 plus 1.1% of the consideration paid by the Company in excess of $400 million for deals in which the total consideration paid by the Company exceeds $400 million; (ii) a success-based due diligence fee of $250,000 on successfully closed deals, (iii) a waivable success-based finance fee of 2% of the acquisition price and (iv) an incentive fee of 5% of an external advisor’s higher valuation of an acquisition, with such fees subject to a customary 12-month tail period in the event of termination of the MBMG Agreement. The MBMG Agreement further provides that (x) MBMG shall have the option to convert up to 50% of all such fees into the Company’s common stock so long as a receivable remains outstanding, convertible at a fixed price of 110% of the lower of the price of such shares on the day of closing or such price in connection with any acquisition financing, as applicable; (y) the Company will no longer compensate MBMG through, among other discontinued fees, a $50,000 monthly consulting fee that would have been due pursuant to the MBMG Agreements and (z) in full satisfaction of specified claims arising out of the MBMG Agreements, the Company shall pay MBMG $420,000, with $200,000 to be paid within three days of the execution of the MBMG Agreement and $220,000 to be paid within 30 days of such execution.

MBMG is an affiliate of Richard L. Mooers, a director of the Company, and Roger G. Branton, a director and the Chief Financial Officer of the Company.

Nasdaq Compliance

On March 4, 2020, the Company received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that the Staff has determined that the Company did not comply with Listing Rule 5635(d) because the February 2020 Offering did not meet the Nasdaq definition of a public offering under Listing Rule IM-5635-3. The Staff’s determination was based on (i) the extent of the offering’s distribution, (ii) the existence of a prior relationship between the Company and the investors, and (iii) the significant discount to the minimum price, as defined in Nasdaq rules.

On March 18, 2020, the Company submitted a plan to regain compliance with Rule 5635, which is currently under review by Nasdaq.

On March 25, 2020, the Company received a written notification from Nasdaq that the Company was afforded a second 180 calendar day grace period to regain compliance with the minimum bid price requirements. If the Company does not regain compliance by September 21, 2020, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

Other events after December 31, 2019 to the date of this report:

	Quantity of Warrants Exercised	Quantity of Common Stock Issued	Proceeds Received

Warrant Exercises:
Pre-Funded Warrants:
Nov 2019 Equity Raise	9,143,100	9,143,100	$8,100
Feb 2020 Equity Raise	14,827,200	14,827,200	1,500
	23,970,300	23,970,300	$9,600

Cashless Warrants:
Nov 2019 Equity Raise	8,245,181	10,993,575	$-0-
Feb 2020 Equity Raise	7,893,394	10,524,525	-0-
	16,138,575	21,518,100	$-0-

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation (1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (2)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (25)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (16)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (12)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (17)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (16)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (23)
3.1(i)(h)	Amendment to Certificate of Incorporation filed June 10, 2016 (20)
3.1(i)(i)	Certificate of Designation of Series E Convertible Preferred Stock (24)
3.1(i)(j)	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 11, 2019(39)
3.1(ii)	Amended & Restated Bylaws (3)
4.1	Form of Common Stock Certificate of the Registrant (4)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (5)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (1)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (6)
4.5	Form of Warrant issued in December 30, 2014 Offering (10)
4.6	Form of Warrant issued in February 11, 2015 Offering (11)
4.7	Form of Warrant issued in February 24, 2015 Offering (12)
4.8	Form of 8% Convertible Note (13)
4.9	Form of Series A Warrant for the August 2015 Offering (14)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (14)
4.11	Form of Series C Warrant for the August 2015 Offering (14)
4.12	Form of Series D Warrant for the August 2015 Offering (14)
4.13	Form of 5% Convertible Note (15)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(18)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (18)
4.16	Form of Warrant (19)
4.17	Form of Vislink Promissory Note (27)
4.18	Form of Underwriters’ Warrant for February 2017 Offering (28)
4.19	Form of Warrant for August 2017 Offering (31)
4.20	Form of 6% Senior Secured Convertible Debenture(36)
4.21	Form of Common Stock Purchase Warrant(36)
4.22	Form of Amended and Restated 6% Senior Secured Debenture(37)
4.23	Form of Second Amended and Restated 6% Senior Secured Debenture(38)
4.24	Form of 10% Senior Secured Convertible Debenture(38)
4.25	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering(40)
4.26	Form of Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from November 2019 Offering(41)
4.27	Form of Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from February 2020 Offering(42)
4.28	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	2013 Long Term Incentive Plan (7)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (7)
10.3	2004 Option Plan (7)
10.4	2005 Option Plan (7)
10.5	2006 Option Plan (7)
10.6	2007 Option Plan (7)
10.7	2009 Option Plan (7)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (7)
10.9	Sunrise Office Lease (7)
10.10	Care21 Agreement (7)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)

10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (8)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (9)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (10)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (11)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (12)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (13)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (25)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (15)
10.21	Form of Securities Purchase Agreement (15)
10.22	$1,500,000 Initial Payment Note from the Company to IMT (15)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (19)
10.24	2015 Employee Stock Purchase Plan (21)
10.25	2015 Incentive Compensation Plan (21)
10.26	2016 Employee Stock Purchase Plan (22)
10.27	2016 Incentive Compensation Plan (22)
10.28	Deed of Variation to Business Purchase Agreement by and between the Company, Vislink PLC, Vislink International Limited and Vislink Inc., dated January 13, 2017 (26)
10.29	Settlement Agreement between the Company and the Holders thereto, dated January 13, 2017 (26)
10.30	Security Agreement, dated February 2, 2017, between the Company and the Vislink Sellers (27)
10.31	Service Agreement between James Walton and Vislink International Limited, dated October 19, 2015 (29)
10.32	Purchase Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.33	Registration Rights Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (30)
10.34	Securities Purchase Agreement, dated August 15, 2017, between the Company and the Purchasers thereto (31)
10.35	Amendment to 2016 Employee Stock Purchase Plan(33)
10.36	Amendment to 2016 Incentive Compensation Plan(34)
10.37	2017 Incentive Compensation Plan(35)
10.38	Form of Securities Purchase Agreement, dated May 29, 2018, by and among the Company and the purchaser signatories thereto(36)
10.39	Form of Security Agreement, dated Mya 29, 2018, by and among the Company and each of the secured parties thereto(36)
10.40	Form of Subsidiary Guarantee, dated May 29, 2018, by and among the Company, the purchasers under the Securities Purchase Agreement, and each of the Company’s subsidiaries(36)
10.41	Form of Registration Rights Agreement, dated May 29, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement(36)
10.43	Form of Voting Agreement, each dated May 29, 2018, between the Company and each purchaser under the Securities Purchase Agreement (36)
10.44	Form of Securities Purchase Agreement, dated December 3, 2018, by and among the Company and the purchaser signatories thereto(38)
10.45	Form of Security Agreement, dated December 3, 2018, by and among the Company and each of the secured parties thereto(38)
10.46	Form of Subsidiary Guarantee, dated December 3, 2018 executed by each of the Company’s subsidiaries(38)
10.47	Form of Registration Rights Agreement, dated December 3, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement, dated December 3, 2018(38)
10.48	Form of Voting Agreement, each dated December 3, 2018, executed by each purchaser under the Securities Purchase Agreement , dated December 3, 2018(38)
10.49	Employment Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(43)
10.50	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(43)
10.51	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(43)
10.52	Form of Separation Agreement to be executed by the Company and John Payne upon the conclusion of John Payne’s employment(44)
10.53	Employment Agreement by and between the Company and Michael Bond, dated as of February 27, 2020(45)
10.54	Form of Separation Agreement to be executed by the Company and Roger G. Branton upon the conclusion of Roger G. Branton’s employment(45)
10.55*	Form of Indemnification Agreement by and between the Company and its officers and directors
14.1	Code of Ethics(32)
21.1	Subsidiaries of the Registrant(46)
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	File herewith
(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on August 30, 2013.
(4)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(6)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(7)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(21)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(22)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(23)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(24)	Filed as an Exhibit on Current Report on From 8-K with the SEC on December 27, 2016.
(25)	Filed as an Exhibit on Current Report on From 8-K with the SEC on July 20, 2015.
(26)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 19, 2017.
(27)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(28)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(29)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 23, 2017.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 23, 2017.
(31)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(32)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.
(33)	Filed as Appendix D on Definitive Schedule 14A with the SEC on May 22, 2017
(34)	Filed as Appendix E on Definitive Schedule 14A with the SEC on May 22, 2017
(35)	Filed as Appendix F on Definitive Schedule 14A with the SEC on May 22, 2017
(36)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(37)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(38)	Filed as an Exhibit on Current Report on Form 8-K/A with the SEC on December 4, 2018.
(39)	Filed an Exhibit on Current Report on Form 8-K/A with the SEC on February 26, 2019.
(40)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 16, 2019.
(41)	Filed as an Exhibit on Form S-1/A with the SEC on November 22, 2019.
(42)	Filed as an Exhibit on Form S-1/A with the SEC on February 3, 2020.
(43)	Filed as an Exhibit on Current Report on Form 8-K/A with the SEC on January 24, 2020.
(44)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 27, 2020.
(45)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 28, 2020.
(46)	Filed as an Exhibit on Form S-1/A with the SEC on October 30, 2019.

