Form 10-Q
period 2020-03-31
Vislink Technologies, Inc.
filed 2020-05-27
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 001-35988

Vislink Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5856795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Bilby Road, Suite 15, Bldg. 2

Hackettstown, NJ 07840

(Address of principal executive offices) (Zip Code)

(941) 953-9035

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock par value $0.00001 per share	VISL	The Nasdaq Capital Market

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

The number of shares of the registrants’ common stock outstanding as of May 27, 2020, is 88,276,562.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$2,459	$1,737
Accounts receivable, net	3,988	6,714
Inventories, net	8,374	7,674
Prepaid expenses and other current assets	662	660
Total current assets	15,483	16,785
Right of use assets, operating leases	1,782	1,925
Property and equipment, net	1,888	1,972
Intangible assets, net	2,621	2,922
Total assets	$21,774	$23,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,390	$6,784
Accrued expenses	2,449	1,912
Notes payable	293	339
Operating lease obligations, current	383	821
Due to related parties	—	505
Customer deposits and deferred revenue	2,137	2,821
Derivative liabilities	13	30
Total current liabilities	9,665	13,212
Operating lease obligations, net of current portion	1,332	1,163
Total liabilities	10,997	14,375
Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of March 31, 2020, and December 31, 2019; 0 shares issued and outstanding as of March 31, 2020, and December 31, 2019	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 81,100,685 and 21,567,287 shares issued and 81,084,731 and 21,551,333 outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital	267,572	261,871
Accumulated other comprehensive income	484	207
Treasury stock, at cost – 15,954 shares at March 31, 2020, and December 31, 2019, respectively	(277)	(277)
Accumulated deficit	(257,002)	(252,572)
Total stockholders’ equity	10,777	9,229
Total liabilities and stockholders’ equity	$21,774	$23,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(IN THOUSANDS EXCEPT NET (LOSS) INCOME PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue, net	$5,352	$8,206
Cost of revenue and operating expenses
Cost of components and personnel	2,821	4,127
Inventory valuation adjustments	25	47
General and administrative expenses	6,200	5,183
Gain on lease termination	(21)	—
Research and development expenses	656	926
Amortization and depreciation	423	589
Total cost of revenue and operating expenses	10,104	10,872
Loss from operations	(4,752)	(2,666)
Other (expense) income
Changes in fair value of derivative liabilities	17	(74)
Gain on settlement of related party obligation	331	—
Interest expense	(26)	(350)
Total other (expense) income	322	(424)

Net (loss) income	$(4,430)	$(3,090)

Basic and diluted loss per share	$(0.09)	$(1.62)

Weighted average number of shares outstanding:
Basic and diluted	48,696	1,906

Comprehensive loss:
Net loss	$(4,430)	$(3,090)
Unrealized gain (loss) on currency translation adjustment	277	(33)
Comprehensive loss	$(4,153)	$(3,123)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(IN THOUSANDS, EXCEPT SHARE DATA)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, January 1, 2020	—	$—	21,567,287	$—	$261,871	$(277)	$207	$(252,572)	$9,229
Net loss	—	—	—	—	—	—	—	(4,430)	(4,430)
Unrealized gain on currency translation adjustment	—	—	—	—	—	—	277		277
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	12,445,000	—	5,286	—	—	—	5,286
Exercise of common stock warrants	—	—	22,970,300	—	10	—	—	—	10
Exercise of cashless common stock warrants	—	—	24,118,098	—	—	—	—	—	—
Stock-based compensation	—	—		—	405	—	—	—	405
Balance, March 31, 2020	—	$—	81,100,685	$—	$267,572	(277)	$484	(257,002)	$10,777

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, January 1, 2019	—	$—	1,877,698	$—	$244,562	$(22)	$275	$(234,525)	$10,290
Net loss	—	—	—	—	—	—	—	(3,090)	(3,090)
Unrealized gain on currency translation adjustment	—	—	—	—	—	—	(33)		(33)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	17,984	—	66	—	—	—	66
Compensation awards previously accrued	—	—	19,631	—	71	—	—	—	71
Conversion of amounts due to related parties	—	—	8,159	—	30	—	—	—	30
Stock-based compensation	—	—		—	609	—	—	—	609
Balance, March 31, 2019	—	$—	1,923,472	$—	$245,338	(22)	$242	(237,615)	$7,943

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities
Net loss	$(4,430)	$(3,090)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on lease termination	(21)	—
Gain on settlement of related party obligations	(331)	—
Stock-based compensation	405	609
Payment made in stock (payroll and consultants)	—	66
Stock issuance commitments	—	45
Provision for bad debt	12	—
Inventory valuation adjustments	25	47
Amortization of right of use assets, operating assets	156	50
Depreciation and amortization	423	589
Change in fair value of derivative liabilities	(17)	74
Amortization of debt discount	—	22
Changes in assets and liabilities
Accounts receivable	2,568	738
Inventory	(1,012)	458
Prepaid expenses and other current assets	(30)	(84)
Accounts payable	(1,732)	(1,297)
Accrued expenses and interest expense	604	336
Operating lease liabilities	(261)	—
Deferred revenue and customer deposits	(620)	(72)
Due to related parties	(174)	(55)
Net cash used in operating activities	(4,435)	(1,564)
Cash flows used in investing activities
Cash used in for property and equipment	(97)	(39)
Net cash used in investing activities	(97)	(39)
Cash flows provided (used) in financing activities
Proceeds received from equity financings	5,998	—
Costs incurred in connection with equity financing	(712)	—
Proceeds from the exercise of common stock warrants	10	—
Principal payments in connection with working capital financing note	(46)	—
Principal payments made on convertible promissory notes	—	(85)
Net cash provided (used) in financing activities	5,250	(85)
Effect of exchange rate changes on cash	4	7
Net increase (decrease) in cash	722	(1,681)
Cash, beginning of period	1,737	2,005
Cash, end of period	$2,459	$324

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16	$8
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of non-cash information:
Common stock issued in connection with:
Services previously accrued	$—	$71
Settlement of amounts due to related parties	—	30
ROU assets and operating lease obligations recognized (Note 4):
Operating lease assets recognized	$546	2,899
Less: non-cash changes to operating lease assets amortization	(156)	—
lease termination	(533)	—
	$(143)	$2,899

Operating lease liabilities recognized	$546	$2,955
Less: non-cash changes to operating lease liabilities
Less: non-cash changes to operating lease liabilities amortization	(261)	—
lease termination	(533)	—
	$(268)	$2,955

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

IMT:

The IMT business develops, manufactures, and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, which has allowed IMT to develop integrated solutions over the past 20 years that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receivers’ locations.

IMT provides product and service solutions marketed under the well-established brand names Nucomm, RF Central, and IMT. Its video transmission products primarily address three major market areas: broadcasting, sports and entertainment, and surveillance (for military and government).

Vislink:

Vislink specializes in the wireless capture, delivery, and management of secure, high-quality, live video from the field to the point of usage. Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items.

Vislink serves two core markets: (i) broadcast and media and (ii) law enforcement, and surveillance. In the broadcast and media market, Vislink provides broadcast communication links for the collection of live news and sports and entertainment events. Customers in this market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters, and hosted service providers. In the law enforcement and surveillance market, Vislink provides secure video communications and mission-critical solutions for law enforcement, defense, and homeland security applications. Its law enforcement and surveillance customers include metropolitan, regional, and national law enforcement agencies, as well as domestic and international defense agencies and organizations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared under the United States generally accepted accounting principles (“US GAAP”) for interim financial information and following the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements. They should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2020. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2020, the results of its operations and cash flows for the three months ended March 31, 2020, and 2019. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2020, may not be indicative of results for a full year, any other interim period or any future year period.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with US GAAP as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IMT and Vislink. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from these estimates. There have been no new or material changes to the accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance, or potential significance, to the Company.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of this pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to this plight may still be in its emerging stages, and information is rapidly evolving. The capital markets and economies worldwide experienced inopportune circumstances from the COVID-19 pandemic, and such adverse events may cause a local or global economic recession. Any economic disruption could have a disadvantageous material effect on our business and reduce our capital resources and access to capital, with possible unfavorable implications on our financial condition and results of operations. Policymakers around the globe have responded with fiscal policy actions to support their industries and economies, but the magnitude and overall effectiveness of these interventions remain uncertain.

The severity of the COVID-19 pandemic’s impact on the Company’s business depends on several factors, including the pandemic’s duration and effect on the Company’s customers, which cannot be predicted at this time. There may also be an adverse impact on the Company’s future results of operation and liquidity, and the Company may experience delays in payments of outstanding accounts receivable, supply chain disruptions, and weakening demand.

It is uncertain to what extent the COVID-19 pandemic may materially impact the Company’s financial condition, amongst any initiatives or programs that the Company may undertake, if any, as of the date of the issuance of these unaudited condensed consolidated financial statements. The Company can give no assurance that a material impact on the Company’s financial condition has not resulted or will not result in the future.

Inventories

The Company records inventory at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory valuation adjustments are on the face of the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020, and 2019.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

We account for the Company’s operating results under ASC Topic 606 adopted on January 1, 2019. It is a comprehensive revenue recognition model that requires revenue to be recognized when the Company transfers control of the promised goods or services to our customers at an amount that reflects the consideration that we expect to receive. The application of ASC Topic 606 requires us to use more judgment and make more estimates than under previously issued guidance.

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

Leases

We determine if an arrangement is a lease at inception. We recognize lease expense for lease payments on a straight-line basis over the lease term. The Company includes operating leases as ROU assets as “Right of use assets, operating leases” in the consolidated balance sheets. For lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion,” in the consolidated balance sheets. We recognize Operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments for all leases with a term longer than 12 months. There is no separation of lease and non-lease components for all our contracts of real estate.

The ROU. asset and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date, to estimate the IBR under ASC 842. There were no capital leases, which are now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of March 31, 2020.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes following ASC 718 “Compensation – Stock Compensation,” which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the date of issuance.

Under ASU 2018-07, the scope of Topic 718 was expanded to include share-based payment transactions for acquiring goods and services from non-employees. Equity-classified non-employee share-based payment awards are no longer measured at the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, they are now measured at the grant date. Non-employee share-based payment awards with performance conditions are measured at the lowest aggregate fair value under today’s guidance, which often results in zero value. ASU 718 aligns the accounting for non-employee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term for the measurement of the non-employee share-based payment awards. ASU 718 allows entities to make an award-by-award election to use either the expected term (consistent with employee share-based payment awards) or the contractual term for non-employee awards

Loss Per Share

The Company reports a loss per share under ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. The calculation of basic loss per share of common stock divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. The calculation of diluted loss per share adjusts the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	391	610
Convertible debt	—	1,352
Warrants	8,604	1,187
	8,995	3,149

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities, there are no fair valued assets or liabilities classified under Level 1 as of March 31, 2020.

Level 2 –	Observable prices that are based on inputs not quoted on active markets but corroborated by market data, there are no fair valued assets or liabilities classified under Level 2 as of March 31, 2020.

Level 3 –	Unobservable inputs are used when little or no market data is available; the fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 7).

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

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Net foreign exchange transactions:
Losses (gains)	$584,000	$(89,000)

Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$(277,000)	$33,000

The exchange rates adopted for the foreign exchange transactions are the rates of exchange, as quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. Translation of amounts from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

●	As of March 31, 2020 – British Pounds $1.237295 to US Dollars $1.00.

●	The average rate for the three months ended March 31, 2020 – British Pounds $1.280500 to US Dollars $1.00.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

Recently Issued Accounting Principles

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASC on its consolidated financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a loss from operations of approximately $4.8 million and cash used in operating activities of $4.4 million for the three months ended March 31, 2020. The Company had approximately $5.8 million in working capital, $257 million in accumulated deficits, and $2.5 million of cash on hand as of March 31, 2020.

To mitigate any apprehension that the Company may not have the ability to continue as a going concern, we have executed a series of events to remove doubt about the ability to sufficiently fund operations for the next 12 months. The Company also considered the extent of the impact of the COVID-19 pandemic.

Capital-raising events

During the past six months, the Company has been able to raise funds as follows successfully:

●	On November 27, 2019, the Company closed an equity financing for 3,201,200 shares of common stock, pre-funded warrants to purchase 11,893,100 shares of common stock and, 11,320,725 shares of Common Stock underlying the Warrants (collectively, the “Reserve Shares”), for the exclusive benefit of the holders of the Pre-Funded Warrants and the warrants. The Company received gross proceeds of $3,988,096 from the offering, before deducting underwriting-related fees and other offering expenses. The Company is using the net proceeds from equity financing to assist in alleviating the burden of accumulated backorders and provide working capital for daily operating expenditures.

●	On February 14, 2020, the Company closed on an equity financing for (i) 12,445,000 shares of common stock, par value $0.00001 per share, of the Company (the “Common Stock”), as well as 12,445,000 warrants (the “Warrants”) to purchase 9,333,750 shares of Common Stock, and (ii) 14,827,200 pre-funded warrants (the “Pre-Funded Warrants”), with each Pre-Funded Warrant exercisable for one share of Common Stock, together with 14,827,200 Warrants to purchase 11,120,400 shares of Common Stock. The Company received gross proceeds of approximately $5,998,000, less offering costs of $560,000 for net proceeds of $5,438,000.

●	We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) on May 5, 2020. It was declared effective on May 13, 2020, which may enable us to offer and sell to the public from time to time in one or more offerings, up to $100,000,000 of common and preferred stock, warrants, or units or any combination thereof. There can be no assurance that we will be successful in securing additional capital in sufficient amounts and on terms favorable to us.

Strategic Initiatives

The Company has taken the following actions to support its liquidity needs as it relates to the auspices of the COVID-19 pandemic:

●	Requiring all employees who can work from home to work from home;
●	Having employees work in dedicated shifts to lower the risk that all employees who perform similar tasks might become
●	Entered into, effective May 1, 2020, a new lease arrangement at two new locations in Hackettstown, NJ, on a 90-day cycle for each site. Effectively lowering rental fees by approximately 81%.
●	Implemented proactive spending reductions in the first quarter of fiscal 2020 to improve liquidity, including a partial workforce reduction, the furlough of employees, reduced discretionary spending, resulting in approximately $5.0 million in annual savings.
●	Took strategic actions to drive profitability improvements, including the recently completed business optimization.

Paycheck Protection Program (“PPP’) and Liquidity

As part of the CARES Act, approved by the President on March 27, 2020, the Small Business Administration (“SBA”) can authorize guaranteed loans under the PPP through June 30, 2020, for small businesses who meet the necessary eligibility requirements to keep their workers on the payroll. The Company received approximately $1.2 million on April 10, 2020, under the sponsorship of PPP, in the form of a promissory note. The PPP Loan matures April 5, 2022. It bears interest at a fixed rate of 1.00% per annum, with monthly principal and interest payments as determined by the lender, less the amount of any potential forgiveness (discussed below), commencing on November 5, 2020. The Company did not provide any collateral or guarantees for the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make a payment, bankruptcy, breaches of representations, and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Loan forgiveness is available for all or a portion of the PPP loan by the SBA or the associated lender. Upon an application by the Company following the protocols set forth under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight weeks beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee more than $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll expenses. There will be a reduction of the loan forgiveness if: the full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for the forgiveness of the loan, the Company cannot ensure that its PPP Loan will be forgiven, in whole or in part. The Company intends to use the proceeds for payroll costs, and costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations.

Together, with the above-aforementioned capital raises, the PPP loan, and the Company-wide protocols invoked as a result of the world-wide consequences encountered from the COVID-19 health emergency, we have sufficient funds to continue our operations for at least twelve months from the date of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services, and additionally, the uncertain future impact of the COVID-19 pandemic. There may be a material influence in our asset’s carrying value if we are unable to close on some revenue-producing opportunities in the near term, and additionally, the unknown factor of how the Company’s future financial condition may be affected by the COVID-19 pandemic.

3 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2019	$12,378,000	$(10,504,000)	$1,450,000	$(690,000)	$2,880,000	$(2,592,000)	$2,922,000
Additions	—	—	—	—	—	—	—
Amortization	—	(167,000)	—	(56,000)	—	(78,000)	(301,000)
Balance as of March 31, 2020	$12,378,000	$(10,671,000)	$1,450,000	$(746,000)	$2,880,000	$(2,670,000)	$2,621,000

Patents and Licenses:

On March 31, 2020, and December 31, 2019, the Company had net capitalized costs of patents and licenses of $1.7 million and $1.9 million, respectively. The Company amortizes patents and licenses that have been filed over their useful lives, which range between 18.5 to 20 years. The costs of provisional patents and pending applications are not amortized until the patent is filed and is reviewed each reporting period to determine if it is likely that the patent will be successfully filed. For the three months ended March 31, 2020, and 2019, the amortization of patents and licenses amounted to $0.2 million each year.

Other Intangible Assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT and Vislink.

On March 31, 2020, and December 31, 2019, the Company had net capitalized costs of other intangible assets of $1.0 million, respectively. The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years. For the three months ended March 31, 2020, and 2019, the amortization of these other intangible assets amounted to $0.1 million and $0.3 million, respectively.

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 3.6 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending March 31,
2021	$971,000
2022	871,000
2023	365,000
2024	119,000
2025	119,000
Thereafter	176,000
$2,621,000

NOTE 4 — NOTES PAYABLE

The table below represents the Company’s notes payable as of March 31, 2020, and December 31, 2019:

	Principal
	3/31/20	12/31/19
Effective as of September 27, 2019, the Board of Directors of the Company consented to assume the remaining balance of a note held by a former related party MB Technology Holdings, LLC (“MBTH”). MBTH originally borrowed funds for the benefit of the Company with the proceeds forwarded to the Company reflecting due to a related party, ultimately converted into shares. The note matures on September 18, 2020, with an annual interest rate of 8.022%. One payment of $18,519 of accrued interest plus $230,860 of principal, totaling $249,379, is due on September 18, 2020. For the three months ended March 31, 2020, and 2019, interest expense is approximately $9,900 and $-0-, respectively.	$231,000	$231,000

On October 2, 2019, the Company’s subsidiary, Integrated Microwave Technology (“IMT”), incurred a working capital loan of $150,000, with an annual interest rate of 1.9%, maturing on April 24, 2020. IMT has made $45,366 in principal and $15,424 in interest payments.	62,000	108,000
	$293,000	$339,000

NOTE 5 — LEASES

The Company’s leasing arrangements include agreements for office space, deployment sites, and storage warehouses, both domestically and internationally. The operating leases contain various terms and provisions, with a remaining duration of 3 months to 4.8 years. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. We recognize rent expense for these types of contracts on a straight-line basis over the minimum lease term. Additionally, the Company sublets a portion of its space under operating leases with various lease terms at Hemel and Billerica locations, with a remaining duration of five to ten months.

On January 24, 2020, the Company negotiated a new lease agreement with the landlord at our Billerica location, decreasing square footage required to 8,204 from 39,237 square feet or approximately 79%. The effective date of the new lease agreement is on March 24, 2020, with a reduced monthly obligation expiring on December 31, 2026. Additionally, there was an early termination of a lease agreement and the Company removed approximately $904,000 of Right-Of-Use Assets; $533,000 of Operating Lease Liabilities;$371,000 of Accumulated Amortization on the Operating Lease from the Consolidated Balance Sheet; and recognized a lease termination gain of approximately $21,000 in the Consolidated Statement of Operations and Comprehensive Loss as of March 31, 2020.

As of March 31, 2020, ROU. assets and lease liabilities were approximately $2.37 million, net, and $1.72 million ($0.38 million of which is current), respectively. The weighted-average remaining term for lease contracts was 5.0 years on March 31, 2020, with maturity dates ranging from April 2020 to December 2026. The weighted-average discount rate was 9.4% on March 31, 2020.

For the three months ended March 31, 2020, and 2019, the Company incurred approximately $258,000 and $297,000 of rental fees, respectively, offset by sublet income of approximately $46,000 and $35,000, under operating leases for the three months ended March 31, 2020, and 2019. Adjustments for straight-line rental expense for the respective periods was not material. As such, the majority of costs recognized is reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. Besides, we have the right, but no obligation, to renew individual leases for various renewal terms.

The following table illustrates specific operating lease data for the three months ending March 31, 2020, and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Lease cost:
Operating lease cost	$202,000	$301,000
Short-term lease cost	102,000	31,000
Variable lease cost	—	—
Sublease income	(46,000)	(35,000)

Total lease cost	$258,000	$297,000

Cash paid for amounts in lease liabilities:
Operating cash flows from operating leases	$253,000	$310,000

Right-of-use assets obtained in exchange for new operating lease liabilities	$546,000	$2,899,000

Weighted-average remaining lease term—operating leases	5.0 years	3.61 years

Weighted-average discount rate—operating leases	9.4%	9.2%

NOTE 5 — LEASES (continued)

Maturities of our operating lease liabilities were as follows as of March 31, 2020:

Amount

2021	$534,000
2022	395,000
2023	370,000
2024	356,000
2025	188,000
Total undiscounted operating lease payments	2,202,000
Less: amount representing an imputed interest	487,000
The present value of operating lease liabilities	$1,715,000

Sublets:
2020	$51,000
2021	—
$51,000

The table below lists the location and lease expiration date from 2020 through 2026:

Location	Lease-End Date		Approximate Future Payments
Colchester, UK – Waterside House	Mar	2025	$1,280,000
Hemel, UK.	Oct	2020	101,000
Singapore	Jul	2020	12,000
Anaheim, CA	Jul	2021	41,000
Hackettstown, NJ	Apr	2020	7,000
Sarasota, FL	Sep	2022	86,000
Billerica, MA	Dec	2026	675,000

Sublets:
Hemel, UK.	Oct	2020	$51,000

NOTE 6 — RELATED PARTY TRANSACTIONS

The Company executed an amended related party agreement with MB Merchant Group, LLC (“MBMG”), on February 25, 2020, agreeing to provide only the following services to the Company:

●	to conduct merger and acquisition searches, negotiating and structuring deal terms and other related services in connection with suitable closing acquisitions for the Company,

●	to seek and secure financing for the Company, except in those regions in which the Company had previously appointed a business representative to explore such opportunities exclusively, subject in each case to prior approval by the Company’s Chief Executive Officer on a case-by-case basis.

MBMG will no longer provide strategic planning and financial structuring services or technical consulting services, review patent applications, or provide consulting services concerning specific legal matters. Lastly, the Company negotiated the final settlement of a remaining balance due to MBMG of nearly $561,000 remitting approximately $230,000, recognizing a gain on settlement of related party obligations in the amount of $331,000.

NOTE 6 — RELATED PARTY TRANSACTIONS (continued)

MBMG is an affiliate of Richard L. Mooers, a director of the Company, and Roger G. Branton, a director and former Chief Financial Officer of the Company. The following table represents a summary of related party transactions for the three months ended March 31, 2020, and 2019:

	For the three months ended
	March 31,
	2020		2019
Consulting fees incurred, recurring		$200,000	$150,000
Consulting fees incurred, non-recurring		$120,000	$25,000
Common stock issued in satisfaction of amounts due:
Quantity of shares issued		—	8,159
Value of shares issued		$—	$30,000
Amounts repaid to MBMG in cash	$	*825,000	$230,000

*includes a final settlement in the amount of $230,000

The Company recorded fees incurred in general and administrative expenses on the accompanying Consolidated Statements of Operations and included such payments due to related parties on the Consolidated Balance Sheet. The balances outstanding to MBMG on March 31, 2020, and December 31, 2019, were $-0- and $505,000, respectively.

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

The following are the critical assumptions used in connection with the valuation of the warrants exercisable into common stock as of March 31, 2020, and 2019:

	Three Months Ended
	March 31,
	2020	2019
Number of shares underlying the warrants	462,428	492,815
Fair market value of stock	$0.16	$3.50
Exercise price	$0.0265 to $ 137.90	$4.50 to $ 137.90
Volatility	123% to 175%	81% to 148%
Risk-free interest rate	0.17% to 0.29%	2.21% to 2.27%
Expected dividend yield	—	—
Warrant life (years)	1.1 to 3.2	0.8 to 4.2

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

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments that do not have fixed settlement provisions to be derivative instruments. Under US GAAP, the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated statements of operations in each subsequent period.

NOTE 7 — DERIVATIVE LIABILITIES (continued)

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. To calculate fair value, the Company uses a binomial model style simulation, as the standard Black-Scholes model would not capture the value of certain features of the warrant derivative liabilities.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended
	March 31,
	2020	2019
Beginning balance	$30,000	$1,118,000
Recognition of warrant liabilities on issuance dates	—	—
Re-classification to equity upon warrants exercised		—
Change in fair value of derivative liabilities	(17,000)	74,000
Ending balance	$13,000	$1,192,000

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended March 31, 2020, the Company:

●	On February 14, 2020, the Company closed on an equity financing for 12,445,000 shares of common stock, 12,445,000 warrants to purchase 9,333,750 shares of Common Stock, 14,827,200 pre-funded warrants, with each Pre-Funded Warrant exercisable for one share of Common Stock, and together with 14,827,200 Warrants to purchase 11,120,400 shares of Common Stock. The holders of these warrants are limited to settlement in shares of common stock; there is no provision for net cash settlement alternatives; therefore, the Company classified these warrants as equity. The Company received gross proceeds of approximately $5,998,000, less offering costs of $712,000 for net proceeds of $5,286,000. The Company has earmarked the use of the net proceeds from equity financing for working capital and general corporate purposes.

●	issued 47,088,398 shares of common stock for the exercise of 56,127,764 pre-funded and public warrants, upon exercise of the holders, receiving approximately $9,600 in net proceeds.

Common stock warrants

During the three months ended March 31, 2020, the Company granted 42,099,400 warrants, 56,127,764 warrants were exercised by their holders, and 5,374 warrants expired. The weighted average exercise prices of warrants outstanding at March 31, 2020, is $2.00 with a weighted average remaining contractual life of 1.0 years. As of March 31, 2020, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of March 31, 2020:

	Quantity of Warrants (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	25,125,447	$1.10
Warrants granted	42,099,400	$0.20
Warrants exercised	(56,127,764)	$(0.20)
Warrants cancelled/expired	(5,374)	$(411.80 00)
Outstanding, March 31, 2020	11,094,709	$2.00

Exercisable, March 31, 2020	11,094,709	$2.00

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

During the three months ended March 31, 2020, and 2019, the Company recorded approximately $386,000 and $609,000, respectively, as stock compensation expense from the amortization of stock options issued. As of March 31, 2020, the weighted average remaining contractual life was 7.25 years for options outstanding and 7.13 years for options exercisable. There was no intrinsic value of the stock options on March 31, 2020. As of March 31, 2020, the remaining expense is approximately $0.26 million over the remaining amortization period of 1.2 years. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The weighted average fair value of options granted during the three months ended March 31, 2020, and 2019, which was $-0- and $0.89, respectively. Each option is estimated on the date of grant, using the Black-Scholes model and the following assumptions (all in weighted averages):

	For the three months ended
	March 31,
	2020	2019
Exercise price	$-0-	$0.89
Volatility	0%	149.22%
Risk-free interest rate	0%	2.68%
Expected dividend yield	0%	0%
Expected term (years)	0	6

The risk-free rate is based on the rate for the US Treasury note over the expected term of the option. The expected term for employees represents the period that options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the date of the grant.

A summary of the status of the Company’s stock option plan for the period ended March 31, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	505,050	$14.83
Options granted	—	$—
Options exercised	—	$—
Options canceled/expired	(19,000)	$(14.98)
Outstanding, March 31, 2020	486,050	$14.83

Exercisable, March 31, 2020	391,424	$15.42

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

CEO. Inducement Award — Time Vested Option

On January 22, 2020, as part of the CEO’s employment agreement, an inducement award of a ten year, non-statutory, option to purchase 2,155,481 shares of the Company stock was granted. The award has an exercise price of $0.285, vesting commencement date of January 22, 2020, expiration date of January 22, 2030, and the options vest as follows: 25% of the Option Shares shall vest on the first anniversary of the Vesting Commencement Date; and, the remaining 75% will vest in substantially equal monthly installments over the thirty-six (36) month period following the first anniversary of the Vesting Commencement Date.

For the time vested option award, the compensation cost is measured based on the fair value of an award at the date of the grant. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC. Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. In determining the award’s grant-date fair value, the following assumptions were used (all in weighted averages):

	For the three months ended
	March 31,
	2020	2019
Exercise price	$.285	$—
Volatility	153.02%	—
Risk-free interest rate	1.57%	—
Expected dividend yield	0%	—
Expected term (years)	6.3	—

The risk-free rate is based on the rate for the US Treasury note over the expected term of the option. The expected term for employees represents the period that options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the date of the grant. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The weighted average fair value of options granted during the three months ended March 31, 2020, and 2019 was $0.275 and $-0-, respectively. As of March 31, 2020, the weighted average remaining contractual life was 9.82 years for options outstanding and options exercisable, respectively. The intrinsic value of options exercisable at March 31, 2020, was $-0-.

During the three months ended March 31, 2020, and 2019, the Company recorded approximately $18,000 and $-0-, respectively, as stock compensation expense from the amortization of time vested stock options issued. As of March 31, 2020, the remaining stock compensation expense is approximately $574,000, with 3.81 years remaining for the amortization period.

A summary of the status of the Company’s time vested stock option plan for the period ended March 31, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	2,155,481	$.2745
Options exercised	—	$—
Options canceled/expired	—	$
Outstanding, March 31, 2020	2,155,481	$.2662

Exercisable, March 31, 2020	—	$—

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

CEO. Inducement Award — Performance-Based Option

On January 22, 2020, as part of the CEO’s employment agreement, an inducement award of a ten year, non-statutory, option to purchase 1,500,000 shares of the Company stock was granted. The award has an exercise price of $0.285, vesting commencement date of January 22, 2020, expiration date of January 22, 2030. The Option Shares will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche; provided that the Executive remains in continuous employment with the Company through the date on which:

●	Tranche 1: 500,000 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $6,000,000 accumulated over four consecutive fiscal quarters.

●	Tranche 2: 500,000 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $15,000,000 accumulated over four consecutive fiscal quarters.

●	Tranche 3: 500,000 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $23,000,000 accumulated over four consecutive fiscal quarters.

For the performance-based option award, the compensation cost is measured based on the fair value of an award at the date of the grant. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC. Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. In determining the award’s grant-date fair value, the following assumptions were used (all in weighted averages):

	For the three months ended
	March 31,
	2020	2019
Exercise price	$.285	$—
Volatility	153.02%	—
Risk-free interest rate	1.57%	—
Expected dividend yield	0%	—
Expected term (years)	6.5	—

The risk-free rate is based on the rate for the US Treasury note over the expected term of the option. The expected term for employees represents the period that options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the date of the grant. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model

The weighted average fair value of options granted during the three months ended March 31, 2020, and 2019 was $0.276 and $-0-, respectively. As of March 31, 2020, the weighted average remaining contractual life was 9.82 years for options outstanding and options exercisable, respectively. The intrinsic value of options exercisable at March 31, 2020, was $-0-.

As of March 31, 2020, the Company is unable to determine the probability that any of the required metrics for vesting will be achieved. The unrecognized stock-based compensation expense for the performance-based award was approximately $414,000 as of March 31, 2020. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount, and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

CEO. Inducement Award — Performance-Based Option (continued)

A summary of the status of the Company’s performance-based stock option plan for the period ended March 31, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	1,500,000	$.2758
Options exercised	—	$—
Options canceled/expired	—	$
Outstanding, March 31, 2020	1,500,000	$.2758

Exercisable, March 31, 2020	—	$—

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. According to ASC Topic 450’s provision that a company must accrue a loss contingency if the information is available before the issuance of the financial statements, it has been determined that based upon a lawsuit filed by Hale Capital Partners, LP (“Hale”) against the Company on July 29, 2019, the Company may be potentially liable for professional fees incurred by Hale for a due diligence transaction in the amount of $140,000. The Company deems these fees excessive and is vigorously defending the claim, including asserting counterclaims against Hale. This amount was accrued and included in accrued expenses in the condensed consolidated balance sheet as of March 31, 2020. There were no other material legal actions pending.

Pension:

The Company, at its discretion, may make matching contributions to the 401(k) plan in which its employees participate. For the three months ended March 31, 2020, and 2019, the Company did not make matching contributions.

The Company currently operates a Group Personal Pension Plan in its UK subsidiary, and funds are invested with Royal London. UK employees are entitled to join the plan to which the Company contributes varying amounts subject to status. Also, the Company operates a stakeholder pension scheme in the UK for the three months ended March 31, 2020, and 2019, and the Company made matching contributions of $43,000 and 33,000, respectively.

Nasdaq Compliance:

On September 26, 2019, we received a written notification from the Nasdaq Stock Market L.L.C. (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) as the Company’s closing bid price was below $1.00 per share for the previous thirty (30) consecutive business days.

The Company was subject to an initial 180-calendar day compliance period granted through the Nasdaq Listing Rule 5810(c)(3)(A), or until March 24, 2020, to regain compliance with the minimum bid price requirements. On March 25, 2020, the Company received notice from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until September 21, 2020, to regain compliance. The Nasdaq staff’s determination was based on (i) the Company meeting the continued listing requirement for the market value of its publicly held shares and all other Nasdaq initial listing standards, except for the Minimum Bid Price Requirement, and (ii) the Company providing written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, if necessary by effecting a reverse stock split. If at any time during this second 180-day period, the closing bid price of the Common Stock is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq has stated that they will provide the Company with written confirmation of compliance. If compliance cannot be demonstrated by September 21, 2020, Nasdaq will provide written notification that the Common Stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to its hearings panel.

NOTE 9 — COMMITMENTS AND CONTINGENCIES (continued)

Nasdaq Compliance (continued):

On April 17, 2020, the Company received written notice from Nasdaq that Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares (“MVPHS”) requirements (collectively, the “Price-based Requirements”) through June 30, 2020. As a result, companies presently in compliance periods or any Price-based Requirements will remain at that same stage of the process and will not be subject to being delisted for these concerns. Starting on July 1, 2020, companies will receive the balance of any pending compliance period in effect at the start of the tolling period to regain compliance.

Accordingly, since the Company had 158 calendar days remaining in its bid price compliance period as of April 16, 2020, it will, upon reinstatement of the Price-based Requirements, still have 158 calendar days from July 1, 2020, or until December 7, 2020, to regain compliance. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by evidencing compliance with the Price-based Requirements for a minimum of 10 consecutive trading days. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting. The Company intends to monitor its closing bid price for its common stock between now and December 7, 2020, and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise comply with other Nasdaq listing criteria.

On April 30, 2020, Vislink Technologies, Inc. (the “Company”) received a public reprimand letter (the “Letter”) from the staff (the “Staff”) of the Listing Qualifications Department of The Nasdaq Stock Market L.L.C. (“Nasdaq”). The Letter notified the Company that it’s recent offering of 12,445,000 shares of common stock, par value $0.00001 per share, of the Company (“Common Stock”), pre-funded warrants to purchase 14,827,200 shares of Common Stock, and warrants to purchase up to 20,454,150 shares of Common Stock, completed on February 14, 2020 (the “Offering”) did not satisfy Nasdaq Listing Rule 5635(d) because (a) the Staff determined that the Offering did not meet the Nasdaq definition of a public offering under Listing Rule IM-5635-3 and (b) the Offering involved the issuance of 20% or more of the pre-transaction shares outstanding at less than the minimum price, as defined by Nasdaq rules. Consequently, the Staff determined that approval by the shareholders of the Company was required for the Offering, and because such shareholder approval was not received, the Staff concluded that the Company violated the Nasdaq’s shareholder approval rules. Additionally, the Letter notified the Company that on two separate occasions following transactions completed in November 2019 and February 2020, the Company failed to file a Change in Outstanding Shares form, as required by Listing Rule 5250(e)(1), which filings were subsequently made on March 12, 2020.

The Staff determined that delisting the Company’s Common Stock was not an appropriate sanction and closed its review by issuing the public reprimand letter under Nasdaq Listing Rule 5810(c)(4). As previously reported on a Current Report on Form 8-K, filed with the US Securities and Exchange Commission on February 14, 2020, based on Nasdaq’s published rules and published guidance at the time of the Offering, the Company believed the Offering was a “public offering” under Rule 5635(d). The receipt of the Letter does not affect the listing of the Company’s Common Stock.

If the Company’s common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation on another market or exchange, trading of its common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as those sponsored by the OTC. Markets Group. In such event, it could become more difficult to dispose of or obtain accurate price quotations for, the Company’s common stock, and there would likely also be a reduction in the Company’s coverage by securities analysts and the news media, which could cause the price of its common stock to decline further. Also, if not listed on a major exchange, the Company may have difficulty in raising additional capital.

NOTE 10 — CONCENTRATIONS

Customer concentration risk

During the three months ended March 31, 2020, approximately 16% of the Company’s revenue was generated from a single customer exceeding 10% of the Company’s total consolidated sales for approximately $854,000. During the three months ended March 31, 2019, the Company did not record sales to any single customer exceeding 10% of the Company’s total consolidated sales.

On March 31, 2020, approximately 15% of the Company’s consolidated net accounts receivable was due from one customer for approximately $605,000. On March 31, 2019, approximately 12% of the Company’s consolidated net accounts receivable were due from one customer for approximately $649,000.

Vendor concentration risk

During the three months ended March 31, 2020, approximately 36% of the Company’s consolidated inventory purchases were generated from one vendor for approximately $1,084,000. During the three months ended March 31, 2019, approximately 43% of the Company’s consolidated inventory purchases were generated from one vendor for approximately $2,467,000.

On March 31, 2020, approximately 15% from one vendor and two vendors at 11% each of the Company’s consolidated accounts payable was generated from a total of three vendors for approximately $634,000, $494,000 and $459,000, respectively. As of March 31, 2019, the Company did not record accounts payable to a single vendor exceeding 10% of the Company’s consolidated accounts payable.

NOTE 11 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, revenue is disaggregated by primary geographical markets and revenue sources.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Primary geographical markets:
North America	$2,076,000	$3,919,000
South America	21,000	19,000
Europe	1,963,000	2,350,000
Asia	105,000	1,390,000
Rest of World	1,187,000	528,000
	$5,352,000	$8,206,000

Primary revenue source:
Equipment sales	$4,980,000	$7,561,000
Installation, integration and repairs	329,000	601,000
Warranties	43,000	44,000
	$5,352,000	$8,206,000

Long-Lived Assets:
United States	$4,298,000	$6,119,000
United Kingdom	1,993,000	2,758,000
	$6,291,000	$8,877,000

NOTE 12 — SUBSEQUENT EVENTS

Paycheck Protection Program (“PPP”)

As part of the CARES Act, approved by the President on March 27, 2020, the Small Business Administration (“SBA”) can authorize guarantee loans under the PPP through June 30, 2020, for small businesses who meet the necessary eligibility requirements to keep their workers on the payroll. The Company received approximately $1.2 million on April 10, 2020, under the sponsorship of PPP, in the form of a promissory note. The PPP Loan matures April 5, 2022. It bears interest at a fixed rate of 1.00% per annum, with monthly principal and interest payments as determined by the lender, less the amount of any potential forgiveness, commencing on November 5, 2020. The Company did not provide any collateral or guarantees for the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make a payment, bankruptcy, breaches of representations, and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Other events after March 31, 2020, to the date of this report

	Quantity of Warrants Exercised	Quantity of Common Stock Issued

Warrant Exercises:
Cashless Warrants:
Nov 2019 Equity Raise	20,000	15,000
Feb 2020 Equity Raise	9,547,836	7,160,877
	9,567,836	7,175,877

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year end December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2020. In addition, you should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of operations include a discussion of the three months ended March 31, 2020 as compared to the comparable periods in the prior year.

The following discussion and analysis contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. You should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Results of Operations for the Year-To-Date

The following significant factors affected our results of operations for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019:

Potential Impacts of the COVID-19 Pandemic

The COVID-19 health emergency has significantly impacted worldwide economic conditions and has asserted its adverse effect on our operations, business, and results. While the Company's facilities and locations continue to operate, we took actions to safeguard the best interest of our employees, customers, suppliers, and shareholders. We are following governmental guidelines concerning mandatory closures, work-from-home orders, social distancing protocols, and voluntary facility closures, among other restrictions. Federal and state legislative mandates or guidelines may materially impair the Company's ability to adequately staff and maintain our operations. Governmental actions in response to the COVID-19 health emergency may influence the Company's ability to sustain financial liquidity and results of operations.

Our results for the first quarter of 2020 have been, and our future financial results may be adversely affected by the COVID-19 pandemic. Our suppliers may continue to face limitations in their manufacturing capabilities, which may curtail our sales orders. The Company has tackled and may continue to endure difficulties in meeting delivery requirements and commitments as a result of the impacts of the COVID-19 pandemic and the resultant health emergency. The ability of our customers to make timely remittances may be adversely affected as well.

The Company has taken a variety of measures to mitigate the impact of COVID-19, to safeguard the best interests of our employees, customers, suppliers, and shareholders to ensure the availability and functioning of its critical infrastructure by:

●	reviewing all operating costs, adjusting its budgets and reducing all discretionary spending including inventory purchases and deferring payments to vendors, reduced hiring activities, adjusting pay programs,
●	streamlining staffing requirements in line with a potential decrease in sales and by furloughing employees, and determining the number of workers that are in affected or vulnerable areas,
●	implementing a business continuity plan, including the scaling back of upcoming travel plans, and to promote the safety and security of its employees while complying with various government mandates,
●	engaging in work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19, based on the multiple standards published to date,
●	if the COVID-19 fallout impacts our employees, we are devising other methods of transacting business in our facilities through direct or ancillary contact with a person who has the virus,
●	the evaluation of the effect, the pandemic has on the Company's supply chain by determining critical product needs and looking beyond first and second-tier suppliers,
●	keeping in constant communication with our workforce by keeping them up to date with the Company's actions and reassuring them they are being protected, and the business is prepared,
●	securing cybersecurity protocols to protect and keep the business running, and
●	obtaining government assistance where applicable.

As the primary drivers of an economic impact are beyond the Company's knowledge and control, at this time, the Company is unable to assess the cumulative effects, both in terms of severity and duration, COVID-19 will have on its operating results, cash flows, and financial condition. We will continue to monitor the situation actively. We may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. The continued spread of the virus or its reemergence beyond the second quarter in areas that have previously eased quarantine requirements, or the occurrence of any other catastrophic events, may impact the Company's sales revenue for the remainder of 2020 possibly and beyond.

While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our Company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Overview

The overarching strategy of Vislink Technologies, Inc. (the “Company”) is to design, develop and deliver advanced wireless communications solutions that provide customers in its target markets with enhanced levels of reliability, mobility, performance and efficiency in their business operations and missions. Prior to April 2019, the Company’s business lines included the brands and sub-brands of Integrated Microwave Technologies, LLC (“IMT”) and Vislink Communication Systems (“Vislink” or “VCS”). There was considerable brand interaction, owing to complementary market focus, compatible product and technology development roadmaps, and solution integration opportunities. During the process of merging the respective product and support offerings across the brands, which began in 2017, the legacy brand names were maintained in markets where strong traditional identification of them existed.

IMT.

The IMT business develops, manufactures, and sells microwave communications equipment utilizing COFDM (Coded Orthogonal Frequency Division Multiplexing) technology. COFDM is a transmission technique that combines encoding technology with OFDM (Orthogonal Frequency Division Multiplexing) modulation to provide the low latency and high image clarity required for real-time live broadcasting video transmissions. IMT has extensive experience in ultra-compact COFDM wireless technology, which has allowed IMT to develop integrated solutions over the past 20 years that deliver reliable video footage captured from both aerial and ground-based sources to fixed and mobile receivers’ locations.

IMT provides product and service solutions marketed under the well-established brand names Nucomm, RF Central, and IMT. Its video transmission products primarily address three major market areas: broadcasting, sports and entertainment, and surveillance (for military and government).

Vislink

Vislink specializes in the wireless capture, delivery, and management of secure, high-quality, live video from the field to the point of usage. Vislink designs and manufactures products encompassing microwave radio components, satellite communication, cellular and wireless camera systems, and associated amplifier items.

Vislink serves two core markets: (i) broadcast and media and (ii) law enforcement, and surveillance. In the broadcast and media market, Vislink provides broadcast communication links for the collection of live news and sports and entertainment events. Customers in this market include national broadcasters, multi-channel broadcasters, network owners and station groups, sports and live broadcasters, and hosted service providers. In the law enforcement and surveillance market, Vislink provides secure video communications and mission-critical solutions for law enforcement, defense, and homeland security applications. Its law enforcement and surveillance customers include metropolitan, regional, and national law enforcement agencies, as well as domestic and international defense agencies and organizations.

Results of Operations

Comparison for the three months ended March 31, 2020, and 2019

Revenues

Revenues for the three months ended March 31, 2020, were $5.4 million compared to $8.2 million for the three months ended March 31, 2019, representing a decrease of $2.8 million or 34%. The reduction in revenue is attributable to supply chain issues occurring in the international marketplace because of the COVID-19 pandemic, in addition to a decline in new orders in the first quarter of 2020 compared to the first quarter of 2019.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

The cost of components and personnel for the three months ended March 31, 2020, were $2.8 million compared to $4.1 million for the three months ended March 31, 2019, representing a decrease of $1.3 million or 32%. The reduction is primarily in proportion to the decline of revenue in the first quarter of 2020, coupled with an increase in inventory levels.

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

General and administrative expenses for the three months ended March 31, 2020, were $6.2 million compared to $5.2 million for the three months ended March 31, 2019, representing a decrease of $1.0 million or 19%.

The increase is mainly attributable to an increase of $0.7 million of foreign exchange losses, $0.5 million of various expenditures for maintaining a public entity, and $0.3 million in office expense. The increase was offset by decreases of $0.3 million in stock-based compensation and $0.2 million in rent and utilities.

Due to the worldwide economic effect that COVID-19 has made in the business community, the Company has been implementing plans to reduce any adverse impact caused by this pandemic. It is challenging to forecast the effectiveness of these mitigation plans.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities, and travel.

Research and development expenses for the three months ended March 31, 2020, were $0.7 million compared to $0.9 million for the three months ended March 31, 2019, representing a decrease of $0.2 million or 22%.

The decrease of $0.2 million is primarily due to the reduction of $0.3 million of consulting fees and $0.1 million in miscellaneous research expenditures. This decrease was offset by an increase of $0.2 million in salaries and benefits.

The Company cannot predict the consequences the COVID-19 pandemic may have on future research and development expenses.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2020, were $0.4 million compared to $0.6 million for the three months ended March 31, 2019, representing a decrease of $0.2 million or 33%. The decline is attributable to an increase in fully depreciated long-lived assets.

Other

Gain on settlement of related party obligations

Gain on settlement of related party obligations for the three months ended March 31, 2020, was $0.3 million, compared to $-0- for the three months ended March 31, 2019, representing an increase of $0.3 million or 100%. This increase is attributable to the negotiated settlement of amounts due to MGMG for less than its face value.

Interest Expense

Interest expense for the three months ended March 31, 2020, was $-0-, compared to $0.4 million for the three months ended March 31, 2019, representing a decrease of $0.4 million or 100%. The decline is attributable to the payoff of significant long-term debt in the fiscal year 2019.

Net (Loss) Income

For the three months ended March 31, 2020, the Company had a net loss of $4.4 million, as compared to a net loss of $3.1 million for the three months ended March 31, 2019, or a decrease of $1.3 million or 42%. The increase in net loss is mainly associated with the decline in revenue experienced in the first quarter of the fiscal year 2020.

Liquidity and Capital Resources

The Company incurred a loss from operations of approximately $4.8 million and cash used in operating activities of $4.4 million for the three months ended March 31, 2020. The Company had approximately $5.8 million in working capital, $257 million in accumulated deficits, and $2.5 million of cash on hand as of March 31, 2020. The Company prepared the accompanying unaudited condensed consolidated financial statements assuming it can continue as a going concern, which contemplates continuity of operations through the realization of assets and the settling of liabilities in the ordinary course of business.

Recently, the Company completed the following capital-raising events:

●	On November 27, 2019, the Company closed an equity financing for (i) 3,201,200 shares of common stock, par value $0.00001 per share (the “Common Stock”), (ii) pre-funded warrants to purchase 11,893,100 shares of Common Stock, and (iii) warrants to purchase 11,320,725 shares of Common Stock. The Company received gross proceeds of approximately $3,988,000 from such offering, before deducting underwriting-related fees and other offering expenses payable by the Company. The Company used the net proceeds from equity financing to assist in alleviating the burden of accumulated backorders and provide working capital for daily operating expenditures.

●	On February 14, 2020, the Company closed an equity financing for (i) 12,445,000 shares of Common Stock, (ii) pre-funded warrants to purchase 14,827,200 shares of Common Stock, and (iii) warrants to purchase 20,454,150 shares of Common Stock. The Company received gross proceeds of approximately $5,998,000, before deducting underwriting-related fees and other offering expenses payable by the Company. The Company is making use of the net proceeds from equity financing for working capital and general corporate purposes.

●	We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) on May 5, 2020. It was declared effective on May 13, 2020, which may enable us to offer and sell to the public from time to time in one or more offerings, up to $100,000,000 of common and preferred stock, warrants, or units or any combination thereof. There can be no assurance that we will be successful in securing additional capital in sufficient amounts and on terms favorable to us.

Paycheck Protection Program (“PPP”) and Liquidity

As part of the CARES Act, approved by the President on March 27, 2020, the Small Business Administration (“SBA”) can authorize guarantee loans under the PPP through June 30, 2020, for small businesses who meet the necessary eligibility requirements to keep their workers on the payroll. The Company received approximately $1.2 million on April 10, 2020, under the sponsorship of PPP, in the form of a promissory note. The PPP Loan matures April 5, 2022. It bears interest at a fixed rate of 1.00% per annum, with monthly principal and interest payments as determined by the lender, less the amount of any potential forgiveness (discussed below), commencing on November 5, 2020. The Company did not provide any collateral or guarantees for the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make a payment, bankruptcy, breaches of representations, and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Loan forgiveness is available for all or a portion of the PPP loan by the SBA or the associated lender. Upon an application by the Company following the protocols set forth under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight weeks beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee more than $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll expenses. There will be a reduction of the loan forgiveness if: the full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for the forgiveness of the loan, the Company cannot ensure that its PPP Loan will be forgiven, in whole or in part. The Company intends to use the proceeds for payroll costs, and costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations.

Together, with the above-aforementioned capital raises, the PPP loan, and the Company-wide protocols invoked as a result of the world-wide consequences encountered from the COVID-19 health emergency, we have sufficient funds to continue our operations for at least twelve months from the date of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services, and additionally, the uncertain future impact of the COVID-19 pandemic. There may be a material influence in our asset’s carrying value if we are unable to close on some revenue-producing opportunities in the near term, and additionally, the unknown factor of how the Company’s future financial condition may be affected by the COVID-19 pandemic.

Cash Flows

The following table sets forth the significant components of our statements of cash flows data for the periods presented.

For the Three Months Period Ended

(In Thousands)

	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(4,435)	$(1,564)
Net cash used in investing activities	(97)	(39)
Net cash provided by (used) in financing activities	5,250	(85)
Effect of exchange rate changes on cash	4	7
Net increase (decrease) in cash	$722	$(1,681)

Operating Activities

Net cash used in operating activities of approximately $4.4 million during the three months ended March 31, 2020, was principally attributable to a $1.6 million increase in inventory, a decrease of $1.9 million in accounts receivable, and a drop of deferred revenue and customer deposits of $0.5 million.

Net cash used in operating activities of approximately $1.6 million during the three months ended March 31, 2019, was principally attributable to a $1.1 million decrease in accounts receivable, a $1.6 million increase in inventory, a $0.1 million increase in prepaid expenses and due to related parties, an increase of $0.5 million in accounts payable, and a decrease of $0.4 million in deferred revenue and customer deposits.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2020, and 2019 were $0.1 million and $0.04 million, respectively, and principally relate to the capital expenditures for furniture and computer equipment.

Financing Activities

Net cash provided by financing activities of approximately $5.3 million during the three months ended March 31, 2020, was principally attributable to net proceeds from equity raises and the exercise of common stock warrants.

Net cash used by financing activities of approximately $0.09 million during the three months ended March 31, 2019, was principally attributable to payments made on a convertible promissory note.

Nasdaq Compliance

On September 26, 2019, the Company received a written notification from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the Company’s closing bid price was below $1.00 per share (the “Minimum Bid Price Requirement”) for the previous thirty (30) consecutive business days.

The Company was subject to an initial 180-calendar day compliance period granted through the Nasdaq Listing Rule 5810(c)(3)(A), or until March 24, 2020, to regain compliance with the Minimum Bid Price Requirement. On March 25, 2020, the Company received notice from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, Nasdaq had originally determined that the Company was eligible for an additional 180-day period, or until September 21, 2020, to regain compliance. The Nasdaq staff’s determination was based on (i) the Company meeting the continued listing requirement for the market value of its publicly held shares and all other Nasdaq initial listing standards, except for the Minimum Bid Price Requirement, and (ii) the Company providing written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, if necessary by effecting a reverse stock split.

On April 17, 2020, the Company received written notice from Nasdaq that Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares (“MVPHS”) requirements (collectively, the “Price-based Requirements”) through June 30, 2020. As a result, companies presently in compliance periods or any Price-based Requirements will remain at that same stage of the process and will not be subject to being delisted for these concerns. Starting on July 1, 2020, companies will receive the balance of any pending compliance period in effect at the start of the tolling period to regain compliance.

Accordingly, since the Company had 158 calendar days remaining in its bid price compliance period as of April 16, 2020, it will, upon reinstatement of the Price-based Requirements, still have 158 calendar days from July 1, 2020, or until December 7, 2020, to regain compliance. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by evidencing compliance with the Price-based Requirements for a minimum of 10 consecutive trading days. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting. At that time, the Company may appeal Nasdaq's determination to its hearing's panel. The Company intends to monitor its closing bid price for its common stock between now and December 7, 2020, and will consider available options to resolve the Company’s noncompliance with the minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise comply with other Nasdaq listing criteria.

On April 30, 2020, the Company received a public reprimand letter (the “Letter”) from the staff (the “Staff”) of the Listing Qualifications Department of Nasdaq. The Letter notified the Company that its recent offering of 12,445,000 shares of common stock, pre-funded warrants to purchase 14,827,200 shares of Common Stock, and warrants to purchase up to 20,454,150 shares of common stock, completed on February 14, 2020 (the “Offering”) did not satisfy Nasdaq Listing Rule 5635(d) because (a) the Staff determined that the Offering did not meet the Nasdaq definition of a public offering under Listing Rule IM-5635-3 and (b) the Offering involved the issuance of 20% or more of the pre-transaction shares outstanding at less than the minimum price, as defined by Nasdaq rules. Consequently, the Staff determined that approval by the shareholders of the Company was required for the Offering, and because such shareholder approval was not received, the Staff concluded that the Company violated the Nasdaq’s shareholder approval rules. Additionally, the Letter notified the Company that on two separate occasions following transactions completed in November 2019 and February 2020, the Company failed to file a Change in Outstanding Shares form, as required by Listing Rule 5250(e)(1), which filings were subsequently made on March 12, 2020.

If the Company’s common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation on another market or exchange, trading of its common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as those sponsored by the OTC. Markets Group. In such event, it could become more difficult to dispose of or obtain accurate price quotations for, the Company’s common stock, and there would likely also be a reduction in the Company’s coverage by securities analysts and the news media, which could cause the price of its common stock to decline further. Also, if not listed on a major exchange, the Company may have difficulty in raising additional capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2020, management has not completed an effective assessment of the Company’s design and operation of our disclosure controls. Management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the SEC’s rules and forms due to lack of segregation of duties.

We expect to be materially dependent upon limited experienced accounting personnel and a third-party consultant to provide us with accounting services for the foreseeable future. Until we can remediate this situation, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. The Company expects improvements, as resources permit, to be made on the integration of information issues in the fiscal year 2019 as we plan to move towards one accounting and enterprise resource planning system.

In our Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting as a result of not properly performing an effective risk assessment or monitoring of our internal controls over financial reporting. As of March 31, 2020, we concluded that certain of these material weaknesses continued to exist.

The Company is continuing to remediate further the material weakness identified above as its resources permit.

Changes in Internal Controls

During the three months ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to affect our internal control over financial reporting materially.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights.

As of March 31, 2020, we do not have any material litigation matters pending.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC. Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: May 27, 2020	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 27, 2020	By:	/s/ Michael Bond
Michael Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC. Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

