Form 10-Q/A
period 2020-03-31
Vislink Technologies, Inc.
filed 2020-06-18
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Vislink Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2020 (the “Original Form 10-Q”), solely to disclose that the Company had filed the Original Form 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 15, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order to file the Form 10-Q no later than June 29, 2020. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-Q until May 27, 2020, and therefore relied on the Order due to circumstances related to COVID-19. At the time of filing the Form 8-K, the Company had been following the recommendations of local health authorities to minimize exposure risk for its employees for several weeks prior to such filing, including the temporary closures of its offices and having employees work remotely to the extent possible, which adversely affected employee efficiency and disrupted the Company’s business operations. In particular, these changes affected the collaboration of the Company’s financial reporting team and the accessibility of the Company’s books and records, resulting in delays in the review, preparation and completion of its financial statements for the quarter ended March 31, 2020 due to guidance from authorities for employees to follow work from home procedures. Consequently, the Company was unable to timely file the Form 10-Q without the extension provided for by the Order.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, this Amendment No.1 contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: June 18, 2020	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: June 18, 2020	By:	/s/ Michael Bond
Michael Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)