Form 10-Q
period 2020-06-30
Vislink Technologies, Inc.
filed 2020-08-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrants’ common stock outstanding as of August 12, 2020, is 16,103,926.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the six months ended June 30, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	2
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss Income for the three and six months ended June 30, 2020, and 2019	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020, and 2019	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$5,065	$1,737
Accounts receivable, net	4,479	6,714
Inventories, net	8,180	7,674
Prepaid expenses and other current assets	874	660
Total current assets	18,598	16,785
Right of use assets, operating leases	1,654	1,925
Property and equipment, net	1,846	1,972
Intangible assets, net	2,391	2,922
Total assets	$24,489	$23,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,789	$6,784
Accrued expenses	1,961	1,912
Notes payable	412	339
Current portion of PPP loan	424	—
Operating lease obligations, current	334	821
Due to related parties	—	505
Customer deposits and deferred revenue	1,323	2,821
Derivative liabilities	111	30
Total current liabilities	7,354	13,212
Long-term portion of PPP loan	744	—
Operating lease obligations, net of current portion	1,265	1,163
Total liabilities	9,363	14,375
Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of June 30, 2020, and December 31, 2019; 0 shares issued and outstanding as of June 30, 2020, and December 31, 2019	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 16,103,613 and 3,594,548 shares issued and 16,100,954 and 3,591,889 outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	272,727	261,871
Accumulated other comprehensive income	456	207
Treasury stock, at cost – 2,659 shares at June 30, 2020, and December 31, 2019, respectively	(277)	(277)
Accumulated deficit	(257,780)	(252,572)
Total stockholders’ equity	15,126	9,229
Total liabilities and stockholders’ equity	$24,489	$23,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$6,008	$7,352	$11,360	$15,558

Cost of revenue and operating expenses
Cost of components and personnel	2,427	3,516	5,248	7,643
Inventory valuation adjustments	24	42	49	89
General and administrative expenses	3,321	5,550	9,521	10,733
Research and development expenses	559	866	1,215	1,792
Gain on lease termination	—	—	(21)	—
Amortization and depreciation	334	588	757	1,177
Total cost of revenue and operating expenses	6,665	10,562	16,769	21,434
Loss from operations	(657)	(3,210)	(5,409)	(5,876)

Other income (expense)
Changes in fair value of derivative liabilities	(98)	747	(81)	673
Loss on conversion of debentures	—	(48)	—	(48)
Gain on settlement of related party obligations	—	—	331	—
Interest expense, net	(23)	(1,064)	(49)	(1,414)
Total other income (expense)	(121)	(365)	201	(789)

Net loss	$(778)	$(3,575)	$(5,208)	$(6,665)

Basic and diluted loss per share	$(0.05)	$(10.70)	$(0.45)	$(20.44)
Weighted average number of shares outstanding:
Basic and diluted	14,805	334	11,460	326
Comprehensive loss:
Net loss	$(778)	$(3,575)	$(5,208)	$(6,665)
Unrealized gain (loss) on currency translation adjustment	(28)	34	249	1
Comprehensive loss	$(806)	$(3,541)	$(4,959)	$(6,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2020	—	$—	3,594,548	$—	$261,871	$207	$(277)	$(252,572)	$9,299
Net loss	—	—	—	—	—	—	—	(4,430)	(4,430)
Unrealized loss on currency translation adjustment	—	—	—	—	—	277			277
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	2,074,167	—	5,286	—	—	—	5,286
Exercise of common stock warrants	—	—	3,828,383	—	10	—	—	—	10
Exercise of cashless common stock warrants	—	—	4,019,683	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	405	—	—	—	405
Balance, March 31, 2020	—	$—	13,516,781	$—	$267,572	$484	$(277)	$(257,002)	$10,777

Net loss	—	—	—	—	—	—	—	(778)	(778)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(28)	—	—	(28)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	1,333,333	—	4,878	—	—	—	4,878
Exercise of common stock warrants	—	—	1,458	—	1	—	—	—	1
Exercise of cashless common stock warrants	—	—	1,205,917	—	—	—	—	—	—
Stock issuance commitments	—	—	46,124	—	65	—	—	—	65
Stock-based compensation	—	—	—	—	211	—	—	—	211
Balance, June 30, 2020	—	$—	16,103,613	$—	$272,727	$456	$(277)	$(257,780)	$15,126

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2019	—	$—	312,950	$—	$244,562	$275	$(22)	$(234,525)	$10,290
Net loss	—	—	—	—	—	—	—	(3,090)	(3,090)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(33)			(33)
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	2,997	—	66	—	—	—	66
Compensation awards previously accrued	—	—	3,272	—	71	—	—	—	71
Conversion of amounts due to related parties	—	—	1,360	—	30	—	—	—	30
Stock-based compensation	—	—	—	—	609	—	—	—	609
Balance, March 31, 2019	—	$—	320,579	$—	$245,338	$242	$(22)	$(237,615)	$7,943

Net loss	—	—	—	—	—	—	—	(3,575)	(3,575)
Unrealized loss on currency translation adjustment	—	—	—	—	—	34			34
Issuance of common stock in connection with:
Payments made in stock (payroll and consultants)	—	—	5,477	—	52	—	—	—	52
Compensation awards previously accrued	—	—	718	—	1	—	—	—	1
Conversion of amounts due to related parties	—	—	49,181	—	499	—	—	—	499
Stock-based compensation	—	—	—	—	600	—	—	—	600
Balance, June 30, 2019	—	$—	375,955	$—	$246,490	$276	$(22)	$(241,190)	$5,554

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Six months Ended June 30,
	2020	2019
Cash flows used in operating activities
Net loss	$(5,208)	$(6,665)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on lease termination	(21)	—
Gain on settlement of related party obligations	(331)	—
Stock-based compensation	616	1,209
Payment made in stock (payroll and consultants)	—	66
Stock issuance commitments	65	159
Provision for bad debt	99	48
Inventory valuation adjustments	49	89
Amortization of right of use assets, operating assets	284	473
Depreciation and amortization	757	1,177
Change in fair value of derivative liabilities	81	(673)
Loss on conversion of debentures		48
Amortization of debt discount	—	56
Changes in assets and liabilities
Accounts receivable	1,978	485
Inventory	(861)	212
Prepaid expenses and other current assets	(28)	(139)
Accounts payable	(3,034)	427
Accrued expenses and interest expense	(120)	1,630
Operating lease liabilities	(378)	(473)
Deferred revenue and customer deposits	(1,497)	630
Due to related parties	(174)	34
Net cash used in operating activities	(7,723)	(1,207)
Cash flows used in investing activities
Cash used in for property and equipment	(158)	(249)
Net cash used in investing activities	(158)	(249)
Cash flows provided (used) in financing activities
Proceeds received from equity financings	11,099	—
Costs incurred in connection with equity financing	(935)	—
Proceeds from the exercise of common stock warrants	11	—
Principal payments in connection with working capital financing note	(92)	—
Principal payments made on convertible promissory notes	—	(141)
Principal payments made on D&O notes payable	(47)	—
Proceeds received from PPP loan	1,168	—
Net cash provided (used) in financing activities	11,204	(141)
Effect of exchange rate changes on cash	5	8
Net increase (decrease) in cash	3,328	(1,589)
Cash, beginning of period	1,737	2,005
Cash, end of period	$5,065	$416

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34	$15
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of non-cash information:
Notes payable recognized on D&O Insurance policy (Note 4)	$213	$—

Common stock issued in connection with:
Services previously accrued	$—	$123
Settlement of amounts due to related parties	65	31

ROU assets and operating lease obligations recognized (Note 5):
Operating lease assets recognized	$546	2,899
Less: non-cash changes to operating lease assets amortization
amortization	(284)	(473)
lease termination	(904)	—
	$(642)	$2,426

Operating lease liabilities recognized	$546	$2,955
Less: non-cash changes to operating lease liabilities
amortization	(378)	(473)
lease termination	(553)	—
	$(385)	$2,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Vislink is a global technology business specializing in the collection, delivery, and management of high quality, live video and associated data from the scene of the action to the viewing screen. For the broadcast markets, Vislink provides solutions for the collection of live news, sports, and entertainment events. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using a variety of tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience to the areas of a terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems, to deliver a broad spectrum of customer solutions.

LIVE BROADCAST:

Vislink delivers an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions encompass the video collection, transmission, management, and distribution of content, via microwave, satellite, cellular, IP, and MESH networks. With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions.

Vislink’s live broadcast solutions are well known across the industry. A vast majority of all outside wireless broadcast video content is transmitted using our equipment, with more than 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Vislink wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

MILITARY AND GOVERNMENT:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet the operational and industry challenges of the surveillance and defense markets. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing a common international protocol, or IP, platform, and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to the law enforcement and public safety community, including Airborne, Unmanned Systems, Maritime and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas that include established infrastructure as well as extremely remote areas, helping to make valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the US, Europe, and the Middle East, at the local, regional, and federal levels of operation, for criminal investigation, crisis management, mobile command posts, and field operations.

SATELLITE COMMUNICATIONS:

Vislink’s satellite solutions are supported by more than 30 years of technical expertise. They ensure robust, secure communications while delivering low transmission costs for any organization that needs high quality, reliable satellite transmission. Vislink offers turnkey solutions that begin with a state of the art coding, compression, and modulation engines and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively across the globe, with over 2000 systems deployed by governments, militaries, and broadcasters alike.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared under the United States generally accepted accounting principles (“US GAAP”) for interim financial information and following the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements. They should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2020. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2020, the results of its operations and cash flows for the six months ended June 30, 2020, and 2019. Such adjustments are of a routine recurring nature. The results of operations for the six months ended June 30, 2020, may not be indicative of results for a full year, any other interim period or any future year period.

Principles of Consolidation

The preparation of the accompanying financial statements conforms with US GAAP, as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IMT and Vislink.

Upon consolidation, the elimination of all intercompany accounts and transactions took place among the consolidated entities.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements. These estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the useful lives of property, plant, and equipment, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from estimates, and any such differences may be material to our financial statements.

We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates or judgments or revise the carrying value of our assets or liabilities. There have been no new or material changes to the accounting estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance, or potential significance, to the Company.

Risks and Uncertainties

The Company’s operations will be subject to significant risks and uncertainties, including financial, operational, regulatory, and other risks associated, including the potential risk of business failure. The recent global COVID-19 outbreak has caused an economic crisis, and the extent of the impact of this pandemic on the Company’s business is highly uncertain and difficult to predict, as this virus continues to grow, and state and local governments work to control this outbreak. Any economic disruption could have a disadvantageous material effect on our business and reduce our capital resources and access to capital, with possible unfavorable implications on our financial condition and results of operations. Policymakers around the globe have responded with fiscal policy actions to support their industries and economies, but the magnitude and overall effectiveness of these interventions remain uncertain.

We cannot give assurances that the COVID-19 pandemic will not in the future materially impact the Company’s financial condition, or that any initiatives or programs that the Company may undertake, if any, as of the date of the issuance of these unaudited condensed consolidated financial statements will prove effective in mitigating any negative impacts from COVID-19. Also, we cannot provide assurances that the COVID-19 public health effort will not be intensified to such an extent, particularly in response to any resurgence in infections, that would prevent us from conducting any business operations in our target markets or at all for an indefinite period. The Company can give no assurance that a material impact on the Company’s financial condition has not resulted or will not result in the future, particularly as the state, local and international restrictions impacting our business continues to evolve.

Impairment of Long-Lived Assets

Management usually evaluates indefinite-lived intangible assets for impairment annually during the fourth quarter or more frequently if an event occurs, or circumstances change (“triggering events”) that would be more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying value. As a result of the significant impact the COVID-19 pandemic has had on the Company’s operations, we analyzed these triggering events affecting our customers and target markets in early May 2020. We record impairment losses for long-lived assets used in our business, including right-of-use operating lease assets, if the asset’s carrying amount is not recoverable when the estimated undiscounted cash flows expected to result from the use of an asset and its eventual disposition is less than the carrying amount.

As part of the Company’s impairment analysis, the fair value of a reporting unit is determined using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including the projected future operating results, economic projections, anticipated future cash flows and discount rates considering the impact of COVID-19, among other potential consequences. The market approach estimates fair value using comparable marketplace fair value data from a similar industry grouping.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, including the impact of COVID-19, could have a significant effect on either the fair value of the reporting units and indefinite-lived intangibles, including right-of-use operating lease assets and indefinite-lived intangible impairment charges. These estimates can be affected by several factors including, but not limited to, the impact of COVID-19, its severity, duration and its impact on global economies, general economic conditions as well as its impact on our operating results and financial conditions. The Company will continue to monitor these potential impacts, including the effects of COVID-19 and economic, industry and market trends and the impact these may have on our operations. The Company did not note any impairment for the three and six months ended June 30, 2020, and 2019.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

The Company records inventory at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory valuation adjustments are on the face of the unaudited condensed consolidated statements of operations for the six months ended June 30, 2020, and 2019.

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

The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date, to estimate the IBR under ASC 842. There were no capital leases, which are now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of June 30, 2020.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes following ASC 718 “Compensation-Stock Compensation,” which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the date of issuance.

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

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Six months Ended
	June 30,
	2020	2019
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	70	97
Convertible debt	—	*49
Warrants	178	198
	248	344

* The Company paid down the total principal balance in the fiscal year 2019.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, based on estimates of market conditions and risks existing at the time. For specific instruments, including accounts receivable and accounts payable, the Company estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities, there are no fair valued assets or liabilities classified under Level 1 as of June 30, 2020.

Level 2 –	Observable prices that are based on inputs not quoted on active markets but corroborated by market data, there are no fair valued assets or liabilities classified under Level 2 as of June 30, 2020.

Level 3 –	Unobservable inputs are used when little or no market data is available; the fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 9).

Foreign Currency and Other Comprehensive (Loss)/Income

The functional currency of our foreign subsidiary is typically the applicable local currency, which is British Pounds. The translation from the respective foreign currency to United States Dollars (US Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using an average exchange rate during the period. Included as a separate component of accumulated other comprehensive (loss)/income are gains or losses resulting from such translation. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which is accumulated and credited or charged to other comprehensive income.

We recognize transaction gains and losses in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company includes, as a component of general and administrative expenses, the foreign currency exchange gains and losses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net foreign exchange transactions:
Losses	$75,000	$130,000	$659,000	$41,000
Accumulated comprehensive income:
Unrealized gains (losses) on currency translation adjustment	$28,000	$34,000	$249,000	$1,000

The Company uses OANDA, a Canadian-based foreign exchange company and website providing currency conversion, as a source of quotes of exchange rates adopted for the foreign exchange transactions. Below are the applicable translation rates applied on amounts from British Pounds into United States dollars for the respective periods:

●	As of June 30, 2020 – British Pounds $1.232606 to US Dollars $1.00.

●	The average rate for the six months ended June 30, 2020 – British Pounds $1.260461 to US Dollars $1.00.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

See Note 14 for subsequent events occurring after the date of these consolidated financial statements.

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

2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a loss from operations of approximately $5.4 million and cash used in operating activities of $7.7 million for the six months ended June 30, 2020. The Company had approximately $11.2 million in working capital, $258 million in accumulated deficits, and $5.1 million of cash on hand as of June 30, 2020.

The COVID-19 pandemic and related economic repercussions have created significant uncertainty. To mitigate any concern that the Company may not have the ability to continue as a going concern, the Company began taking liquidity preservation actions designed to dismiss doubt about our potential to fund operations for the next 12 months amply.

Strategic Initiatives

The Company began taking liquidity preservation actions in late March and early April including:

●	Implementation of proactive spending reductions to improve liquidity, including a partial workforce reduction, the furlough of employees, reduced discretionary spending, resulting in a projected annual savings of approximately $5.0 million in fiscal 2020.
●	Effective May 1, 2020, the Company entered into new lease arrangements at two new locations in Hackettstown, NJ, on a 90-day cycle for each site, effectively lowering rental fees by approximately 81%.

Paycheck Protection Program (“PPP”) and Liquidity

Further, we benefited from the support afforded to us under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which has provided temporary relief related to maintaining payroll and some overhead expenses through the period of emergency. The stated goal is to keep workers paid and employed during the period of the crisis. The Company received approximately $1.2 million on April 10, 2020, under the sponsorship of PPP, in the form of a promissory note, as discussed further in Note 5.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2 — LIQUIDITY AND FINANCIAL CONDITION (continued)

Capital-raising events

During the past six months, the Company has been able to raise funds as follows successfully:

●	On February 14, 2020, the Company closed on an equity financing and received gross proceeds of approximately $5,998,000, less offering costs of $560,000 for net proceeds of $5,438,000. The Company issued 2,074,167 shares of common stock, 2,074,167 warrants to purchase 1,555,625 shares of Common Stock, 2,471,200 pre-funded warrants with each pre-funded warrant exercisable for one share of Common Stock, together with 2,471,200 Warrants to purchase 1,853,400 shares of Common Stock.

●	On May 5, 2020, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) and declared effective on May 13, 2020. On June 5, 2020, under the registration statement, the Company issued 1,333,333 shares of common stock and received gross proceeds of approximately $5,101,000.

Together, with the capital raises, the PPP loan, and the Company-wide protocols invoked as a result of the worldwide consequences encountered from the COVID-19 health emergency, and based on forward-looking estimates of our business operations and results, we believe we will have sufficient funds to continue our operations for at least twelve months from the date of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. There may be a material influence in our asset’s carrying value if we are unable to close on some revenue-producing opportunities in the near term. The achievement of our efforts to maintain adequate liquidity is not assured, particularly in light of the significant uncertainty arising from the COVID-19 pandemic and the related economic downturn in the United States and abroad.

3 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2019	$12,378,000	$(10,504,000)	$1,450,000	$(690,000)	$2,880,000	$(2,592,000)	$2,922,000
Additions	—	—	—	—	—	—	—
Amortization	—	(333,000)	—	(111,000)	—	(87,000)	(531,000)
Balance as of June 30, 2020	$12,378,000	$(10,837,000)	$1,450,000	$(801,000)	$2,880,000	$(2,679,000)	$2,391,000

Patents and Licenses:

The Company amortizes filed patents and licenses over their useful lives, which range between 19.8 to 20 years. The amortization of the costs incurred by processing provisional patents and pending applications begins after determining it is successfully reviewed and filed.

Other Intangible Assets:

The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years. The prior acquisition of the Company’s subsidiaries, IMT and Vislink, created these intangible assets of trade names, technology, and customer lists.

The Company has recognized net capitalized intangible costs as follows:

	June 30,	December 31,
	2020	2019
Patents and Licenses	$1,541,000	$1,874,000
Trade Names and Technology	649,000	760,000
Customer Relationships	201,000	288,000
	$2,391,000	$2,922,000

The Company has recognized the amortization of intangible assets as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Patents and Licenses	$166,000	$167,000	$333,000	$332,000
Trade Names and Technology	55,000	56,000	111,000	111,000
Customer Relationships	9,000	219,000	87,000	435,000
	$230,000	$442,000	$531,000	$878,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 3.4 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending June 30,
2021	$950,000
2022	872,000
2023	184,000
2024	119,000
2025	119,000
Thereafter	147,000
$2,391,000

NOTE 4 — NOTES PAYABLE

The table below represents the Company’s notes payable as of June 30, 2020, and December 31, 2019:

	Principal
	6/30/20	12/31/19
Effective as of September 27, 2019, the Board of Directors of the Company consented to assume the remaining balance of a note held by a former related party MB Technology Holdings, LLC (“MBTH”). MBTH originally borrowed funds for the benefit of the Company with the proceeds forwarded to the Company reflecting due to a related party, ultimately converted into shares. The note matures on September 18, 2020, with an annual interest rate of 8.022%. One payment of $18,519 of accrued interest plus $230,860 of principal, totaling $249,379, is due on September 18, 2020. Interest expense for the three months and six months ending June 30, 2020, is approximately $4,600 and $14,500, respectively. Interest expense for the three months and six months ending June 30, 2019, $-0-.	$231,000	$231,000
On October 2, 2019, the Company’s subsidiary, Integrated Microwave Technology (“IMT”), incurred a working capital loan of $150,000, with an annual interest rate of 1.9%, maturing on April 24, 2020. IMT has made approximately $93,000 in principal payments. Interest expense for the three months and six months ending June 30, 2020, was approximately $16,000 and $31,000, respectively. Interest expense for the three months and six months ending June 30, 2019, was $-0-.	15,000	108,000
On April 13, 2020, the Company financed a portion of the cost of its D&O insurance policy agreement and issued a note payable in the amount of approximately $213,000. The loan’s terms are for nine months at a 5.95% annual interest rate, with a monthly principal and interest payment of approximately $25,000. The Company has made principal payments of approximately $47,000, and interest expense for the three months and six months ending June 30, 2020, is $1,200. Interest expense for the three months and six months ending June 30, 2019, was $-0-.	166,000	-0-
	$412,000	$339,000

NOTE 5 – PAYROLL PROTECTION PROGRAM LOAN

On April 5, 2020, we entered into a promissory note with Texas Security Bank, according to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 5, 2022, and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement, commencing on November 5, 2020. On April 10, 2020, we received approximately $1,168,000 in loan proceeds. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the Small Business Administration and (3) an amount up to the full principal amount may qualify for loan forgiveness following the terms of CARES Act. The amount to be forgiven is indeterminate as of the issuance date of these financial statements. As of June 30, 2020, the Company was in full compliance with all covenants concerning the PPP Loan.

Management is treating the governmental grant under Topic ASC 470. The Company has recognized a liability for the full amount of the proceeds received. Any amount forgiven falls under ASC 405-20 and would be treated as a gain on loan extinguishment on the statement of operations. The PPP proceeds are cash inflows from financing activities on the statement of cash flows. Any amounts forgiven are a non-cash financing activity.

NOTE 6 — LEASES

The Company’s leasing arrangements include agreements for office space, deployment sites, and storage warehouses, both domestically and internationally. The operating leases contain various terms and provisions, with a remaining duration of 1 month to 4.5 years. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. We recognize rent expense for these types of contracts on a straight-line basis over the minimum lease term. Additionally, the Company sublets a portion of its space under operating leases with a remaining lease term of approximately three months at our Hemel location.

On April 28, 2020, the Company negotiated two new leases for the landlord for office and storage space for our Hackettstown, New Jersey location. The effective date of the new lease agreement is May 1, 2020, expiring on April 30, 2021. On January 24, 2020, the Company negotiated a new lease agreement with the landlord at our Billerica, MA location, decreasing square footage required to 8,204 from 39,237 square feet or approximately 79%. The effective date of the new lease agreement is on March 24, 2020, with a reduced monthly obligation expiring on December 31, 2026. Additionally, we early terminated a lease agreement and removed approximately $904,000 of Right-Of-Use Assets; $533,000 of Operating Lease Liabilities; $371,000 of Accumulated Amortization on the Operating Lease from the Consolidated Balance Sheet; and recognized a lease termination gain of approximately $21,000 in the Consolidated Statement of Operations and Comprehensive Loss as of June 30, 2020.

NOTE 6 — LEASES (continued)

As of June 30, 2020, ROU Assets and lease liabilities were approximately $1.66 million, net, and $1.6 million ($0.33 million of which are current liabilities), respectively. The weighted-average remaining term for our lease contracts was 4.9 years on June 30, 2020, with maturity dates ranging from July 2020 to December 2026. The weighted-average discount rate was 9.4% on June 30, 2020.

Adjustments for straight-line rental expenses for the respective periods were not material. As such, the majority of costs recognized is reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. Besides, we have the right, but not the obligation, to renew individual leases for various renewal terms.

The following table illustrates specific operating lease data for the three months and six months ending June 30, 2020, and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$163,000	$300,000	$365,000	$602,000
Short-term lease cost	41,000	22,000	144,000	53,000
Variable lease cost	—	—	—	—
Sublease income	(21,000)	(65,000)	(67,000)	(100,000)
Total lease cost	$183,000	$257,000	$442,000	$555,000

Cash paid for amounts in lease liabilities:
Operating cash flows from operating leases			$414,000	$607,000

Right-of-use assets obtained in exchange for new operating lease liabilities			$546,000	$2,899,000

Weighted-average remaining lease term—operating leases			4.9 years	3.6 years

Weighted-average discount rate—operating leases			9.4%	9.2%

Maturities of our operating lease liabilities were as follows as of June 30, 2020:

Amount
2021	$466,000
2022	381,000
2023	355,000
2024	350,000
2025	291,000
Thereafter	162,000
Total undiscounted operating lease payments	2,005,000
Less: amount representing an imputed interest	406,000
Total present value of operating lease liabilities	1,599,000
Less: Current operating lease liabilities	334,000
Non-current operating lease liabilities	$1,265,000
Sublets:
2020	$29,000
2021	—
$29,000

NOTE 6 — LEASES (continued)

The table below lists the location and lease expiration date from 2020 through 2026:

Location:	Square Footage	Lease-End Date		Approximate Future Payments
Colchester, UK – Waterside House	16,000	Mar	2025	$1,183,000
Hemel, UK	12,870	Oct	2020	56,000
Singapore	950	Jul	2020	3,000
Anaheim, CA	1,944	Jul	2021	34,000
Sarasota, FL	1,205	Sep	2022	77,000
Billerica, MA	39,327	Dec	2026	652,000

Sublets:
Hemel, UK	6,435	Oct	2020	$29,000

NOTE 7 — RELATED PARTY TRANSACTIONS

The Company executed an amended related party agreement with MB Merchant Group, LLC (“MBMG”) on February 25, 2020, agreeing to provide only the following services to the Company:

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

The following table represents a summary of related party transactions for the three and six months ended June 30, 2020, and 2019:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020		2019
Consulting fees incurred, recurring	$—	$150,000		$200,000	$300,000
Consulting fees incurred, non-recurring	$—	$9,593		$120,000	$34,593
Common stock issued in satisfaction of amounts due:
Quantity of shares issued	—	4,283		—	12,469
Value of shares issued	$—	$1,466		$—	$31,466
Amounts repaid to MBMG in cash	$—	$71,000	$	*825,000	$301,000

*includes a final settlement in the amount of $230,000

The Company recorded fees incurred from related-party transactions in general and administrative expenses on the accompanying Consolidated Statements of Operations and included such payments due to related parties on the Consolidated Balance Sheet. The balances outstanding to MBMG on June 30, 2020, and December 31, 2019, were $-0- and $505,000, respectively.

NOTE 8 — DERIVATIVE LIABILITIES

Under the guidance of ASC 815, Accounting for Derivative Instruments and Hedging Activities, the Company, identified common stock warrants in various offerings containing a net cash settlement provision whereby, upon certain fundamental events, the holders could put the warrants back to the Company for cash. We identified and classified the following transactions as derivative liabilities: warrants issued in connection with the August 2015 underwritten offering, the February 2016 Series B Preferred Stock Offering, the May 2016 financing, the July 2016 financing, the August 2017 underwritten offering, and the May 2018 Financing.

The Company records derivative liabilities on its consolidated balance sheet at their fair value on the date of issuance. We revalue the derivative liabilities on each subsequent balance sheet until exercised or expired, with any changes in the fair value between reporting periods recorded as other income or expense. The Company uses option pricing models and assumptions based upon the individual characteristics of the instruments on the valuation date. We use assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate to estimate the fair value of these liabilities.

The following are the key assumptions that were used in connection with the valuation of the warrants exercisable into common stock as of June 30, 2020, and 2019:

	June 30,
	2020	2019
Number of shares underlying the warrants	77,064	82,135
The fair market value of stock	$3.54	$9.60
Exercise price	$0.91 to $ 827.28	$27.00 to $ 144,000.00
Volatility	145% to 197%	101% to 149%
Risk-free interest rate	0.17% to 0.19%	1.71% to 1.76%
Expected dividend yield	—	—
Warrant life (years)	0.9 to 2.9	0.5 to 3.9

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department. The Chief Financial Officer approves the determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations.

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Six Months Ended
	June		June
	2020	2019	2020	2019
Beginning balance	$13,000	$1,192,000	$30,000	$1,118,000
Recognition of warrant liabilities on issuance dates	—	—	—	—
Change in fair value of derivative liabilities	98,000	(747,000)	81,000	(673,000)
Ending balance	$111,000	$445,000	$111,000	$445,000

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the six months ended June 30, 2020, the Company:

●	On February 14, 2020, the Company closed on an equity financing for 2,074,167 shares of common stock, 2,074,167 warrants to purchase 1,555,625 shares of Common Stock, 2,471,200 pre-funded warrants, with each Pre-Funded Warrant exercisable for one share of Common Stock, and together with 2,471,200 Warrants to purchase 1,853,400 shares of Common Stock. The holders of these warrants are limited to settlement in shares of common stock; there is no provision for net cash settlement alternatives; therefore, the Company classified these warrants as equity. The Company received gross proceeds of approximately $5,998,000, less offering costs of $712,000 for net proceeds of $5,286,000. The Company has earmarked the use of the net proceeds from equity financing for working capital and general corporate purposes.

●	On June 4, 2020, the Company closed on an equity financing, as part of a shelf registration consummated on May 5, 2020, issuing 1,333,333 shares of common stock. The Company received gross proceeds of approximately $5,101,000, less offering costs of $223,000 for net proceeds of $4,878,000. The Company has earmarked the use of the net proceeds from equity financing for working capital and general corporate purposes.

●	Issued 9,055,441 shares of common stock for the exercise of 10,963,975 pre-funded and public warrants, upon exercise of the holders, receiving approximately $11,000 in net proceeds.

●	Issued 46,124 shares of common stock in satisfaction of amounts deferred for consultant agreements in the amount of $65,000. The determination of the fair value of the common stock is at the time of issuance.

●	Recognized approximately $616,000 of compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset as a credit to additional paid in capital.

Common stock warrants

The Company granted 7,016,567 common stock warrants, warrant holders exercised 10,963,975 of their warrants, and 896 warrants expired during the six months ended June 30, 2020. The weighted average exercise prices of warrants outstanding at June 30, 2020, is $83.40 with a weighted average remaining contractual life of 1.63 years. As of June 30, 2020, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of June 30, 2020:

	Weighted Quantity of Warrants (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	4,188,075	$6.60
Warrants granted	7,016,567	$1.20
Warrants exercised	(10,963,975)	$(1.20)
Warrants canceled/expired	(896)	$(2,470.80)
Outstanding, June 30, 2020	239,771	$83.40
Exercisable, June 30, 2020	239,771	$83.40

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

The following table illustrates approximate stock-based compensation data for the three months and six months ending June 30, 2020, and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation:
Total amortization of stock options issued	$187,000	$600,000	$573,000	$1,209,000
Weighted average remaining contractual life — options outstanding			7.02 years
Weighted average remaining contractual life — options exercisable			6.93 years
Remaining expense of stock-based compensation			$72,000
Remaining amortization period			1.5 years
Intrinsic value per share			$-0-

The Company estimates forfeiture and volatility using historical information. We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. In the Black-Scholes model used, the Company has not paid dividends on its common stock, and there is no assumption of dividend payment(s).

The weighted average fair value of options granted during the six months ended June 30, 2020, and 2019, which was $-0- and $22.20, respectively. Each option is estimated on the date of grant, using the Black-Scholes model and the following assumptions (all in weighted averages):

	For the six months ended
	June 30,
	2020	2019
Exercise price	$—	$22.20
Volatility	—	149.22%
Risk-free interest rate	—	2.68%
Expected dividend yield	—	0%
Expected term (years)	—	6

The Company’s historical share option exercise experience does not provide a reasonable basis to estimate the expected term. We use the simplified method to determine the expected term for employees, which represents the period that options granted are expected to be outstanding. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the date of the grant. The model uses the U.S. Treasury note rate as the risk-free rate over the expected term of the option. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

A summary of the status of the Company’s stock option plans on June 30, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	84,175	$88.98
Options granted	—	$—
Options exercised	—	$—
Options canceled/expired	(13,917)	$(88.20)
Outstanding, June 30, 2020	70,258	$89.16

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

On January 22, 2020, the Company entered into an employment agreement with Carleton M. Miller in connection with his appointment as Chief Executive Officer of the Company, under which Mr. Miller received a time-based option and performance-based option. Mr. Miller received an inducement award of a time-based option to purchase 359,247 shares of the Company’s stock and a performance-based option to purchase 250,000 shares of the Company’s common stock, both under NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans, in each case to Mr. Miller’s continued employment by the Company on the applicable vesting date.

CEO. Inducement Award — Time Vested Option

On January 22, 2020, as part of the CEO’s employment agreement, an inducement award of a ten year, non-statutory option to purchase 359,247 shares of the Company stock was granted. The award has an exercise price of $0.285, vesting commencement date of January 22, 2020, expiration date of January 22, 2030, and the options vest as follows: 25% of such option shares shall vest on January 22, 2021; and, the remaining 75% will vest in substantially equal monthly installments over the thirty-six (36) month period after that, subject to the CEO’s continued employment by the Company on the applicable vesting date.

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

	For the six months ended
	June 30,
	2020	2019
Exercise price	$1.71	$—
Volatility	153.02%	—
Risk-free interest rate	1.57%	—
Expected dividend yield	0%	—
Expected term (years)	6.3	—

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

The weighted average fair value of options granted during the six months ended June 30, 2020, and 2019 was $1.65 and $-0-, respectively. As of June 30, 2020, the weighted average remaining contractual life was 9.57 years for options outstanding and options exercisable, respectively. The intrinsic value of options exercisable at June 30, 2020, was $2.22 per share.

During the three and six months ended June 30, 2020, the Company recorded approximately $23,000 and $41,000, respectively, as stock compensation expense from the amortization of time vested stock options issued. No expense was recorded in the fiscal year 2019. As of June 30, 2020, the remaining stock compensation expense is approximately $550,000, with 3.56 years remaining for the amortization period.

A summary of the status of the Company’s time vested stock options for Mr. Miller on June 30, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	359,247	$1.65
Options exercised	—	$—
Options canceled/expired	—	$—
Outstanding, June 30, 2020	359,247	$1.60

Exercisable, June 30, 2020	—	$—

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

CEO. Inducement Award — Performance-Based Option

On January 22, 2020, as part of Mr. Miller’s employment agreement, an inducement award of a ten year, non-statutory, option to purchase 250,000 shares of the Company stock was granted. The award has an exercise price of $0.285, vesting commencement date of January 22, 2020, and the expiration date of January 22, 2030. The Option Shares will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche; provided that the CEO remains in continuous employment with the Company through the applicable date of achievement of the performance conditions:

●	Tranche 1: 83,333 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $6,000,000 accumulated over four consecutive fiscal quarters.

●	Tranche 2: 83,333 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $15,000,000 accumulated over four consecutive fiscal quarters.

●	Tranche 3: 83,333 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $23,000,000 accumulated over four consecutive fiscal quarters.

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

	For the six months ended
	June 30,
	2020	2019
Exercise price	$1.71	$—
Volatility	153.02%	—
Risk-free interest rate	1.57%	—
Expected dividend yield	0%	—
Expected term (years)	6.5	—

The risk-free rate is based on the rate for the US Treasury note over the expected term of the option. The expected term for employees represents the period that options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the date of the grant. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model

The weighted average fair value of options granted during the six months ended June 30, 2020, and 2019 was $1.65 and $-0-, respectively. As of June 30, 2020, the weighted average remaining contractual life was 9.57 years for both options outstanding and options exercisable. The intrinsic value of options exercisable at June 30, 2020, was $2.10.

As of June 30, 2020, the Company is unable to determine the probability that any of the required metrics for vesting will be achieved. The unrecognized stock-based compensation expense for the performance-based award was approximately $414,000 as of June 30, 2020. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount, and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

CEO. Inducement Award — Performance-Based Option (continued)

A summary of the status of the Company’s performance-based stock options for Mr. Miller on June 30, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	250,000	$1.650
Options exercised	—	$—
Options canceled/expired	—	$—
Outstanding, June 30, 2020	250,000	$1.650

Exercisable, June 30, 2020	—	$—

CFO Inducement Award — Time Vested Option

On February 27, 2020, the Company entered into an employment agreement with Michael Bond in connection with his appointment as Chief Financial Officer of the Company, effective as of April 1, 2020.

As part of the employment agreement, an inducement award of a ten year, non-statutory option to purchase 811,007 shares of the Company stock was granted. The award has an exercise price of $0.96, vesting commencement date of April 1, 2020, expiration date of April 1, 2030, and the options vest as follows: 25% of such option shares shall vest on April 1, 2021; and, the remaining 75% will vest in substantially equal monthly installments over the thirty-six (36) month period after that, subject to the CEO’s continued employment by the Company on the applicable vesting date.

For the time vested option award, the compensation cost is measured based on the fair value of an award at the date of the grant. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. In determining the award’s grant-date fair value, the following assumptions were used (all in weighted averages):

	For the six months ended
	June 30,
	2020	2019
Exercise price	$.96	$—
Volatility	155.00%	—
Risk-free interest rate	0.62%	—
Expected dividend yield	0%	—
Expected term (years)	6.3	—

The Company’s historical share option exercise experience does not provide a reasonable basis to estimate the expected term. We use the simplified method to determine the expected term for employees, which represents the period that options granted are expected to be outstanding. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the date of the grant. The model uses the U.S. Treasury note rate as the risk-free rate over the expected term of the option. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The weighted average fair value of options granted during the six months ended June 30, 2020, and 2019 was $0.91 and $-0-, respectively. As of June 30, 2020, the weighted average remaining contractual life was 9.76 years for options outstanding and options exercisable, respectively. The intrinsic value of options exercisable at June 30, 2020, was $2.81 per share.

During the three and six months ended June 30, 2020, the Company did not record as stock compensation expense. No expense was recorded in the fiscal year 2019. As of June 30, 2020, the remaining stock compensation expense is approximately $123,000, with 3.76 years remaining for the amortization period.

A summary of the status of the Company’s time vested stock options for Mr. Bond on June 30, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	135,168	$.91
Options exercised	—	$—
Options canceled/expired	—	$
Outstanding, June 30, 2020	135,168	$.91

Exercisable, June 30, 2020	—	$—

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Legal:

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. Under ASC Topic 450, the Company must accrue a loss contingency if the information is available before the issuance of the financial statements.

Based upon a lawsuit filed by Hale Capital Partners, LP (“Hale”) against the Company on July 19, 2019, we may be potentially liable for professional fees incurred by Hale in connection with a canceled financing transaction in the amount of $140,000. The Company deems these fees excessive and is vigorously defending the claim, including asserting counterclaims against Hale. The $140,000 was accrued and included in accrued expenses in the condensed consolidated balance sheet as of June 30, 2020. As of June 30, 2020, no other legal actions were pending that the Company expects to be material.

Pension:

The Company, at its discretion, may make a matching contribution to the 401(k) plan in which its employees participate. We also have a Group Personal Plan in our UK Subsidiary, investing funds with Royal London. UK employees are entitled to join the plan to which the Company contributes varying amounts subject to status. Additionally, the Company operates a stakeholder pension scheme in the UK.

The table below represents the Company’s matching contributions as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Company matching contributions - 401K Plan	$-0-	$-0-	$-0-	$-0-

Company matching contributions - Group Personal Pension Plan, UK	$35,000	$51,000	$78,000	$84,000

NOTE 10 — COMMITMENTS AND CONTINGENCIES (continued)

Nasdaq Compliance:

On September 26, 2019, we received a written notification from the Nasdaq Stock Market L.L.C. (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) as the Company’s closing bid price was below $1.00 per share for the previous thirty (30) consecutive business days.

The Company was subject to an initial 180-calendar day compliance period granted through the Nasdaq Listing Rule 5810(c)(3)(A), or until March 24, 2020, to regain compliance with the minimum bid price requirements. On March 25, 2020, the Company received notice from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until September 21, 2020, to regain compliance. Nasdaq staff based its determination on (i) the Company meeting the continued listing requirement for the market value of its publicly held shares and all other Nasdaq initial listing standards, except for the Minimum Bid Price Requirement, and (ii) the Company is providing written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, if necessary by effecting a reverse stock split. If at any time during this second 180-day period, the closing bid price of the Common Stock is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq has stated that they will provide the Company with written confirmation of compliance. Delisting of our Common Stock will occur if compliance cannot be demonstrated by September 21, 2020, by Nasdaq through written notification.

On April 17, 2020, the Company received written notice from Nasdaq that Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares (“MVPHS”) requirements (collectively, the “Price-based Requirements”) through June 30, 2020. As a result, companies presently in compliance periods or any Price-based Requirements will remain at that same stage of the process and will not be subject to being delisted for these concerns. Beginning on July 1, 2020, the Company received the balance of its pending compliance period in effect at the start of the tolling period to regain compliance.

Accordingly, since the Company had 158 calendar days remaining in its bid price compliance period as of April 16, 2020, it has 158 calendar days from July 1, 2020, or until December 7, 2020, to regain compliance. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by evidencing compliance with the Price-based Requirements for a minimum of 10 consecutive trading days. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting.

On June 30, 2020, the Company held its annual meeting. At the annual meeting, the Company’s stockholders approved a proposal to amend its Certificate of Incorporation to authorize the Board to effect a reverse stock split at a ratio of between 1 for 5 and 1 for 50 at any time before September 21, 2020, the date provided initially by Nasdaq to regain compliance with this requirement.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES (continued)

Nasdaq Compliance (continued):

On July 31, 2020, the Company’s Board of Directors approved a 1-for-6 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock as part of the Company’s efforts to satisfy the Price-based Requirements. The Reverse Stock Split became effective at 5 p.m. ET on July 31, 2020. The Common Stock began trading on a split-adjusted basis on Monday, August 3, 2020, under the new CUSIP number 92836Y3. On July 30, 2020, the Company filed an amendment to the Company’s Certificate of Incorporation to effect the 1-for-6 reverse stock split of all of the Company’s outstanding shares of Common Stock. Upon the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware (the “Effective Time”), every six outstanding shares of Common Stock were combined and converted into one (1) share of Common Stock.

NOTE 11 — CONCENTRATIONS

Customer concentration risk

During the three and six months ended June 30, 2020, the Company did not record sales to a single customer above 10% of the Company’s total consolidated sales. During the three and six months ended June 30, 2019, the Company did record sales of approximately $1,546,000 (22%) and $2,038,000 (14%), respectively to a single customer above 10% of the Company’s total consolidated sales.

For the period ended June 30, 2020, no customer accounted for more than 10% of the Company’s total accounts receivable. On June 30, 2019, approximately 19% of the Company’s consolidated net accounts receivable were due from one customer for approximately $1,064,000.

Vendor concentration risk

Approximately $1,010,000 (37%) of the Company’s inventory purchases were generated from one vendor during the three months ended June 30, 2020. Approximately $1,793,000 (31%) and $1,084,000 (19%) of the Company’s inventory purchases were generated from two vendors during the six months ended June 30, 2020.

On June 30, 2020, the Company recorded approximately $494,000 (18%) and $318,000 (11%) of accounts payable to two vendors over 10% of the Company’s consolidated accounts payable. On June 30, 2019, the Company recorded approximately $944,000 (13%) and $1,459,000 (19%) of accounts payable to two vendors above 10% of the Company’s consolidated accounts payable.

NOTE 12 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, revenue is disaggregated by primary geographical markets and revenue sources.

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2020	2019	2020	2019

Primary geographical markets:
North America	$2,079,000	$2,485,000	$4,155,000	$6,404,000
South America	47,000	69,000	68,000	88,000
Europe	2,780,000	2,279,000	4,743,000	4,629,000
Asia	731,000	2,148,000	836,000	3,538,000
Rest of World	371,000	371,000	1,558,000	899,000
	$6,008,000	$7,352,000	$11,360,000	$15,558,000

Primary revenue source:
Equipment sales	$4,637,000	$6,027,000	$9,617,000	$13,558,000
Installation, integration, and repairs	987,000	808,000	1,316,000	1,409,000
Warranties	45,000	70,000	88,000	114,000
Other (See Note 13)	339,000	447,000	339,000	447,000
	$6,008,000	$7,352,000	$11,360,000	$15,558,000

Long-Lived Assets:
United States			$4,046,000	$5,667,000
United Kingdom			1,845,000	2,624,000
			$5,891,000	$8,291,000

NOTE 13 — REBATES

The amounts generated in Note 11 as part of Primary revenue source “other,” were a result of rebates issued to the Company’s filing appropriate governmental forms related to the research costs incurred by our U.K. subsidiary in prior fiscal years. The Company expects to continue filing applicable rebate forms for the 2020 fiscal year, but can provide no assurances that such rebates will be available in future financial periods at similar levels, or at all.

NOTE 14 — SUBSEQUENT EVENTS

On June 30, 2020, at the Company’s annual meeting of stockholders, an approval to amend the Company’s Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), at a specific ratio within a range from 1-for-5 to 1-for-50, and to grant authorization to the Board to determine, in its sole discretion, the specific ratio and timing of the reverse stock split any time before September 21, 2020 (the “Reverse Split”). On July 31, 2020, the Board of Directors approved a 1-for-6 reverse stock split. Upon effectiveness of the reverse stock split, every six shares of an outstanding common stock decreased to one share of common stock. We have retroactively applied the reverse split throughout this quarterly report to all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or had access to the discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year-end December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2020. Also, it would be best if you read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of Company operations include a discussion of the six months ended June 30, 2020, as compared to the comparable periods in the prior year.

Cautionary Note About Forward-Looking Statements

This report includes forward-looking statements which, although based on assumptions that we consider reasonable, are subject to risks and uncertainties which could cause actual events or conditions to differ materially from those currently anticipated and expressed or implied by such forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. You should also review the factors and risks we describe in the reports we will file or submit from time to time with the SEC after the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

Results of Operations for the Year-To-Date

The following significant factors affected our results of operations for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019:

COVID-19 Update

A novel strain of coronavirus, now known as COVID-19 (“COVID-19”), was first reported in December 2019, and it has since extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. The COVID-19 virus has spread to nearly all regions in the world, creating significant uncertainties and disruption in the global economy.

We are closely monitoring pandemic-related developments, and our highest priority is the health and safety of our employees, customers, vendors, and stakeholders. We have taken and continue to make, numerous steps to address the COVID-19 pandemic. We have implemented a business continuity plan in March 2020 with a dedicated incident management team to respond quickly and effectively to changes in our environment to continue offering our customers uninterrupted products, services, and support while safeguarding the best interest of our employees, suppliers, and shareholders.

Management continues to oversee Federal, state, and local governmental guideline updates and apply those necessary to safely navigate the Company’s operations successfully through the COVID-19 pandemic. We continue to maintain social distancing protocols while staffing our facilities to handle our enterprise. We continue to require most of our employees to work remotely until further notice and have implemented global travel restrictions for our employees. We believe our transition to remote working has been successful and has not significantly affected our financial results for the six months ended June 30, 2020. Federal and state legislative mandates or guidelines may materially impair the Company’s ability to adequately staff and maintain our operations.

For the six months ending June 30, 2020, we believe that there have not been substantial interruptions in our ability to provide our products, services, and support to our customers, but we can give no assurances that existing disruptions will end, or that the severity of such interruptions will not increase. The future is indeterminate as a result of the COVID-19 pandemic. The COVID-19 pandemic postures risks of uncertainty concerning economic trends, supply chain health, and other vital inputs if circumstances do not normalize as the crisis continues in duration, increases in severity, or both, particularly in the United States. We continue to work closely with our customers to provide consistent access to our products and services and have remained flexible to achieve their priorities as many implement their contingency plans. Additionally, the Company is continually examining its supply chain to determine critical product needs and look beyond first and second-tier suppliers. We experienced minimal supply chain limitations, alternatively substituting suppliers to fulfill our sales orders.

Governmental actions in response to the COVID-19 health emergency may influence the Company’s ability to sustain financial liquidity and results of operations. The Company has tackled and may continue to endure difficulties in meeting delivery requirements and commitments as a result of the impacts of the COVID-19 pandemic and the resultant health emergency. The ability of our customers to make timely remittances may be adversely affected as well.

As the primary drivers of an economic impact are beyond the Company’s knowledge and control, at this time, the Company is unable to assess the cumulative effects, both in terms of severity and duration, COVID-19 will have on its operating results, cash flows, and financial condition. We will continue to monitor the situation actively. We may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders. The continued spread of the virus in areas that have previously eased quarantine requirements, or the occurrence of any other catastrophic events, may impact the Company’s sales revenue for the remainder of 2020, possibly and beyond.

It is important to share where our Company stands today. It is difficult to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business. Our operations, liquidity, capital resources, and financial conditions are subject to change as we take up the gauntlet against the unpredictability of the COVID-19 pandemic.

Overview

Vislink is a global technology business specializing in the collection, delivery, and management of high quality, live video and associated data from the scene of the action to the viewing screen. For the broadcast markets, Vislink provides solutions for the collection of live news, sports, and entertainment events. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using a variety of tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience to the areas of a terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems, to deliver a broad spectrum of customer solutions.

LIVE BROADCAST:

Vislink delivers an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions encompass the video collection, transmission, management, and distribution of content, via microwave, satellite, cellular, IP, and MESH networks. With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions.

Vislink’s live broadcast solutions are well known across the industry. A vast majority of all outside wireless broadcast video content is transmitted using our equipment, with more than 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Vislink wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

MILITARY AND GOVERNMENT:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet the operational and industry challenges of the surveillance and defense markets. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing a common international protocol, or IP, platform, and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to the law enforcement and public safety community, including Airborne, Unmanned Systems, Maritime and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas that include established infrastructure as well as extremely remote areas, helping to make valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the US, Europe, and the Middle East, at the local, regional, and federal levels of operation, for criminal investigation, crisis management, mobile command posts, and field operations.

SATELLITE COMMUNICATIONS:

Vislink’s satellite solutions are supported by more than 30 years of technical expertise. They ensure robust, secure communications while delivering low transmission costs for any organization that needs high quality, reliable satellite transmission. Vislink offers turnkey solutions that begin with a state of the art coding, compression, and modulation engines and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively across the globe, with over 2000 systems deployed by governments, militaries, and broadcasters alike.

Results of Operations

Comparison of the three and six months ended June 30, 2020, and 2019

Revenues

Revenues for the three months ended June 30, 2020, and 2019 were $6.0 million and $7.4 million, respectively, representing a decrease of $1.4 million or 19%. The reduction of $1.4 million can be attributed to a decline in sales of $1.4 million in Asia, $0.3 million in North America, and $0.1 million in South America. The decrease was offset by an increase in sales of $0.5 million in Europe, and there were significant one-time orders in 2019 not repeated in the fiscal year 2020.

Revenue for the six months ended June 30, 2020, and 2019 were $11.4 million and $15.6 million, representing a decrease of $4.2 million or 27%. The reduction of $4.2 million can be attributed to a decline in sales of $2.8 million in Asia and $2.2 million in North America. The decrease was offset by an increase in sales of $0.7 million in the Rest of the World and $.1 million in Europe. There were significant one-time orders in 2019 not repeated in the fiscal year 2020.

The reduction in revenue is owing to customer circumstances currently existing in the international marketplace because of the COVID-19 pandemic. It has created a slowdown in new orders in the first and second quarters of 2020 compared to 2019.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and six months ended June 30, 2020, were $2.4 million and $5.2 million, respectively, compared to $3.5 million and $7.6 million for the three and six months ended June 30, 2019, representing decreases of $1.1 million or 31% and $2.4 million or 32%. The reduction is primarily in proportion to the decline of revenue in the first six months of 2020, coupled with an increase in inventory levels.

General and Administrative Expenses

General and administrative expenses are costs incurred in the daily operations of the business, including salary and benefit expenses such as stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel and expenses associated with being a public company. For the three and six months ended June 30, 2020, the Company incurred aggregate expenses of $3.3 million and $9.5 million, respectively, compared to $5.6 million and $10.7 million for the three and six months ended June 30, 2019, representing decreases of $2.3 million or 41% and $1.2 million or 11% respectively.

The three-month decrease of $2.3 million is primarily attributable to reductions of $1.3 million in salaries and benefits, $0.4 million in stock-based compensation, $0.3 million in advertising and, $0.2 million each in consulting and office expense. This reduction was offset by an increase of $0.5 million in legal and professional fees and $0.1 million each in warrants costs and insurance expenses.

The six-month decrease of $1.2 million is primarily attributable to reductions of $1.2 million of salaries and benefits, $0.7 million stock-based compensations, $0.3 million in consulting, and $0.2 million each for travel and entertainment, advertising, severance expenses, rent and utilities, and employee costs. This reduction was offset by an increase of $0.7 million foreign exchange costs and $0.2 million each in office expenses, legal fees, professional fees, and miscellaneous expenses.

Due to the worldwide economic effect that COVID-19 has made in the business community, the Company has been implementing plans to reduce any adverse impact caused by this pandemic. The Company cannot determine the effectiveness of its mitigation plans. We can give no assurance that the adverse effects from COVID-19 will subside, or that the severity of resultant interruptions will not increase. The Company faces significant uncertainty in light of the COVID-19 pandemic and may face additional risks if the COVID-19 pandemic does not improve, or if economic trends, supply chain health, and other vital inputs impacted by the coronavirus do not normalize as the crisis continues in duration, increases in severity, or both, particularly in the United States.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation and payroll taxes, as well as costs for prototypes, facilities, and travel. For the three and six months ended June 30, 2020, the Company incurred aggregate expenses of $0.6 million and $1.2 million, respectively, compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2019, representing decreases of $0.3 million or 33% and $0.6 million or 33% respectively.

The three-month decrease of $0.3 million is primarily attributable to reductions of $0.3 million in consulting and $0.2 million of research costs offset by an increase of $0.2 million of salaries and benefits.

The six-month decrease of $0.6 million is primarily attributable to reductions of $1.1 million of research costs offset by an increase of $0.5 million in salaries and benefits.

The Company cannot predict the consequences the COVID-19 pandemic may have on future research and development expenses.

Amortization and Depreciation

Amortization and depreciation expenses for the three and six months ended June 30, 2020, were $0.3 million and $0.8 million, respectively, compared to $0.6 million and $1.2 million, respectively for the three and six months ended June 30, 2019, representing decreases of $0.3 million or 50% and $0.4 million or 33% respectively. The decline is attributable to an increase in fully depreciated long-lived assets.

Other (expense) income

Changes in Fair Value of Derivative Liabilities

The fair value of derivative liabilities for the three and six months ended June 30, 2020, were a $0.1 million loss compared to a $0.7 million gain, each respectively, representing a decrease of $0.8 million or 114%. This fluctuation is due to the changes in our stock price and volatility rates of longer-term warrants.

Gain on settlement of related party obligations

Gain on settlement of related party obligations for the three and six months ending June 30, 2020, was $-0- and $0.3 million, respectively, compared to none for the three and six month periods ending June 30, 2019, representing a decrease of $-0- and $0.3 million or 100% respectively.

This change is attributable to the final negotiated settlement of amounts due to MGMG for less than face value.

Interest Expense

Interest expense for the three and six months ended June 30, 2020, was $-0-and $0.1 million, respectively, compared to $1.1 million and $1.4 million, respectively, for the three and six months ended June 30, 2019, representing a decrease of $1.1 million or 100% and $1.3 million or 93%. The decline is attributable to the payoff of approximately $6.3 million of convertible promissory notes in the fiscal year 2019.

Net (Loss) Income

For the three and six months ended June 30, 2020, the Company had a net loss of $0.7 million and $5.2 million, respectively, compared to a net loss of $3.6 million and $6.6 million, respectively, for the three and six months ended June 30, 2019, or a decrease in a net loss of $2.9 million or 81% and $1.4 million or 21%, respectively. The reduction in the Company’s net loss has been due in part to the Company’s implementation of cost-saving strategic initiatives put in place in response to uncertainties of the economic climate brought on by the COVID-19 pandemic toward the end of the first quarter of the fiscal year 2020.

Liquidity and Capital Resources

The Company incurred a loss from operations of approximately $5.4 million and cash used in operating activities of $7.7 million for the six months ended June 30, 2020. The Company had approximately $11.2 million in working capital, $258 million in accumulated deficits, and $5.1 million of cash on hand as of June 30, 2020.

The COVID-19 pandemic and related economic repercussions have created significant uncertainty. To mitigate any concern that the Company may not have the ability to continue as a going concern, the Company began taking liquidity preservation actions designed to dismiss doubt about our potential to fund operations for the next 12 months amply.

Strategic Initiatives

The Company began taking liquidity preservation actions in late March and early April including:

●	Implementation of proactive spending reductions to improve liquidity, including a partial workforce reduction, the furlough of employees, reduced discretionary spending, resulting in a projected annual savings of approximately $5.0 million in fiscal 2020.

●	Effective May 1, 2020, the Company entered into new lease arrangements at two new locations in Hackettstown, NJ, on a 90-day cycle for each site, effectively lowering rental fees by approximately 81%.

Paycheck Protection Program (“PPP”) and Liquidity

Further, we benefited from the support afforded to us under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which has provided temporary relief related to maintaining payroll and some overhead expenses through the period of emergency. The stated goal is to keep workers paid and employed during the period of the crisis. The Company received approximately $1.2 million on April 10, 2020, under the sponsorship of PPP, in the form of a promissory note, as discussed further in Note 5.

Capital-raising events

During the past six months, the Company has been able to raise funds as follows successfully:

●	On February 14, 2020, the Company closed on an equity financing and received gross proceeds of approximately $5,998,000, less offering costs of $560,000 for net proceeds of $5,438,000. The Company issued 12,445,000 shares of common stock, 12,445,000 warrants to purchase 9,333,750 shares of Common Stock, 14,827,200 pre-funded warrants with each pre-funded warrant exercisable for one share of Common Stock, together with 14,827,200 Warrants to purchase 11,120,400 shares of Common Stock.

●	On May 5, 2020, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”). On June 5, 2020, under such registration statement, the company issued 8,000,000 shares of common stock and received gross proceeds of approximately $3,481,000.

Together, with the capital raises, the PPP loan, and the Company-wide protocols invoked as a result of the worldwide consequences encountered from the COVID-19 health emergency, we have sufficient funds to continue our operations for at least twelve months from the date of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. There may be a material influence in our asset’s carrying value if we are unable to close on some revenue-producing opportunities in the near term. The achievement of our efforts to maintain adequate liquidity is not assured, given the significant uncertainty arising from the COVID-19 pandemic and the related economic repercussions.

Cash Flows

The following table sets forth the significant components of our statements of cash flows data for the periods presented.

For the Six Months Ended

(In Thousands)

	June 30, 2020	June 30, 2019
Net cash used in operating activities	$(7,723)	$(1,207)
Net cash used in investing activities	(158)	(249)
Net cash provided by (used) in financing activities	11,204	(141)
Effect of exchange rate changes on cash	5	8
Net increase (decrease) in cash	$3,328	$(1,589)

Operating Activities

Net cash used in operating activities of approximately $7.7 million during the six months ended June 30, 2020, was principally attributable to a $3.1 million decrease in accounts payable, a decrease of $2.0 million in accounts receivable, a decrease of $1.5 million of deferred revenue and customer deposits. The reductions were offset by increases of $0.9 million of inventory, $0.8 million of deprecation and amortization, and $0.6 of stock-based compensation.

Net cash used in operating activities of approximately $1.2 million during the six months ended June 30, 2019, was principally attributable decreases of $2.4 million of accounts receivable, $1.7 million in amortization of debt discount, $1.4 million in payments made in stock for payroll and consultants, $1.3 million in stock-based compensation, $0.7 million of depreciation, amortization and impairments, $0.4 million in deferred revenue and customer deposits. The reductions were offset by increases in $3.2 million of accounts payable, $1.9 million of inventory, $1.8 million of accrued expenses and interest expense, $1.0 million of the change in fair value of derivative liabilities, and $0.2 million of due to related parties.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2020, and 2019 were $0.2 million each, respectively, and principally relate to the capital expenditures for furniture and computer equipment.

Financing Activities

Net cash provided by financing activities of approximately $11.2 million during the six months ended June 30, 2020, was principally attributable to net proceeds of $10.1 million from equity raises and the exercise of common stock warrants, plus $1.2 million of proceeds from a PPP governmental loan. This was offset by $0.1 million of principal payment in connection with the working capital financing note.

Net cash used by financing activities of approximately $0.1 million during the six months ended June 30, 2019, was principally attributable to payments made on a convertible promissory note.

Nasdaq Compliance

See Note 10 for a discussion of our Reverse Stock Split and efforts to regain compliance with Nasdaq’s Price-based Requirements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and the chief financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2020, management has not completed an adequate assessment of the Company’s design and operation of our disclosure controls. Management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the periods specified in the SEC’s rules and forms due to lack of segregation of duties.

The Company remains committed to addressing this issue despite the effects on the worldwide economy caused by the COVID-19 pandemic. Part of the Company’s efforts to remediate the ineffectiveness of our disclosure controls and procedures includes enhancements to the Company’s accounting function, given our current reliance on our essential accounting personnel, who continue to work from home. We are materially dependent upon our limited number of experienced staff, in addition to a third-party consultant, to provide us with the accounting services needed and for the foreseeable future. Until we can remediate this situation, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. The Company expects improvements, as resources permit, on the integration of information issues in the fiscal year 2020 and 2021 as we plan to move towards one accounting and enterprise resource planning system.

In our Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting as a result of not appropriately performing an adequate risk assessment or monitoring of our internal controls over financial reporting. As of June 30, 2020, we concluded that some of these material weaknesses continued to exist.

The Company is continuing to remediate further the material weakness identified above as its resources permit. Despite the existence of these material weaknesses, the Company believes that the condensed consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with the U.S. generally accepted accounting principles.

Changes in Internal Controls

During the six months ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to affect our internal control over financial reporting materially.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights.

As of June 30, 2020, the Company has no pending litigation matters that it views as material.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

DIRECTOR RESTRICTED SHARES AGREEMENT

Item 6. Exhibits

Exhibit Number	Description
10.1	Non-Employee Director Compensation Policy
10.2	Form of Non-Employee Director Restricted Shares Agreement
31.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC. Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: August 13, 2020	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Michael Bond
Michael Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC. Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

