Form 10-Q
period 2020-09-30
Vislink Technologies, Inc.
filed 2020-11-12
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of the registrants’ common stock outstanding as of November 12, 2020, is 20,878,780.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	2
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss Income for the three and nine months ended September 30, 2020, and 2019	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020, and 2019	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$3,123	$1,737
Accounts receivable, net	4,063	6,714
Inventories, net	9,532	7,674
Prepaid expenses and other current assets	964	660
Total current assets	17,682	16,785
Right of use assets, operating leases	1,616	1,925
Property and equipment, net	1,849	1,972
Intangible assets, net	2,155	2,922
Total assets	$23,302	$23,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,339	$6,784
Accrued expenses	1,873	1,912
Notes payable	96	339
Current portion of PPP loan	424	—
Operating lease obligations, current	324	821
Due to related parties	—	505
Customer deposits and deferred revenue	1,593	2,821
Derivative liabilities	29	30
Total current liabilities	7,678	13,212
Long-term portion of PPP loan	744	—
Operating lease obligations, net of current portion	1,279	1,163
Total liabilities	9,701	14,375
Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of September 30, 2020, and December 31, 2019; -0- shares issued and outstanding as of September 30, 2020, and December 31, 2019	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 17,160,808 and 3,594,548 shares issued and 17,158,149 and 3,591,889 outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	274,187	261,871
Accumulated other comprehensive income	264	207
Treasury stock, at cost – 2,659 shares at September 30, 2020, and December 31, 2019, respectively	(277)	(277)
Accumulated deficit	(260,573)	(252,572)
Total stockholders’ equity	13,601	9,229
Total liabilities and stockholders’ equity	$23,302	$23,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$4,778	$5,007	$16,138	$20,565

Cost of revenue and operating expenses
Cost of components and personnel	3,257	2,968	8,505	10,611
Inventory valuation adjustments	195	223	244	312
General and administrative expenses	3,200	5,329	12,721	16,062
Research and development expenses	616	799	1,831	2,591
Gain on lease termination	—	—	(21)	—
Amortization and depreciation	337	586	1,094	1,763
Total cost of revenue and operating expenses	7,605	9,905	24,374	31,339
Loss from operations	(2,827)	(4,898)	(8,236)	(10,774)

Other income (expense)
Changes in fair value of derivative liabilities	82	281	1	954
Gain (loss) on conversion of debentures	—	15	—	(33)
Gain on settlement of related party obligations	—	—	331	—
Other income (expense)	5	—	5	—
Interest expense, net	(53)	(393)	(102)	(1,807)
Total other income (expense)	34	(97)	235	(886)

Net loss	$(2,793)	$(4,995)	$(8,001)	$(11,660)

Basic and diluted loss per share	$(0.17)	$(2.41)	$(0.61)	$(12.77)
Weighted average number of shares outstanding:
Basic and diluted	16,296	2,070	13,084	913
Comprehensive loss:
Net loss	$(2,793)	$(4,995)	$(8,001)	$(11,660)
Unrealized gain (loss) on currency translation adjustment	(192)	81	57	82
Comprehensive loss	$(2,985)	$(4,914)	$(7,944)	$(11,578)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(IN THOUSANDS, EXCEPT SHARE DATA)

For the Three Months Ended September 30, 2020
						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, June 30, 2020	—	$—	16,103,613	$—	$272,727	$456	$(277)	$(257,780)	$15,126
Net loss	—	—	—	—	—	—	—	(2,793)	(2,793)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(192)	—	—	(192)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	1,056,838	—	1,407	—	—	—	1,407
Exercise of common stock warrants	—	—	44	—	—	—	—	—	—
Exercise of cashless common stock warrants	—	—	313	—	—	—	—	—	—
Stock issuance commitments	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	53	—	—	—	53
Balance, September 30, 2020	—	$—	17,160,808	$—	$274,187	$264	$(277)	$(260,573)	$13,601

For the Nine Months Ended September 30, 2020
						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2020	—	$—	3,594,548	$—	$261,871	$207	$(277)	$(252,572)	$9,229
Net loss	—	—	—	—	—	—	—	(8,001)	(8,001)
Unrealized loss on currency translation adjustment	—	—	—	—	—	57	—	—	57
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	4,464,338	—	11,571	—	—	—	11,571
Exercise of common stock warrants	—	—	3,829,885	—	11	—	—	—	11
Exercise of cashless common stock warrants	—	—	5,225,913	—	—	—	—	—	—
Stock issuance commitments	—	—	46,124	—	65	—	—	—	65
Stock-based compensation	—	—	—	—	669	—	—	—	669
Balance, September 30, 2020	—	$—	17,160,808	$—	$274,187	$264	$(277)	$(260,573)	$13,601

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(IN THOUSANDS, EXCEPT SHARE DATA)

For the Three Months Ended September 30, 2019
						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, June 30, 2019	—	$—	375,955	$—	$246,190	$276	$(22)	$(241,190)	$5,254
Net loss	—	—	—	—	—	—	—	(4,995)	(4,995)
Unrealized loss on currency translation adjustment	—	—	—	—	—	81	—	—	81
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	258,333	—	10,803	—	—	—	10,803
Exercise of common stock warrants	—	—	749,950	—	174	—	—	—	174
Exercise of cashless common stock warrants	—	—	999,317	—	—	—	—	—	—
Conversion of principal and accrued interest on convertible promissory notes	—	—	5,641	—	30	—	—	—	30
Reclassification of derivative liabilities in connection with the exercise of common stock warrants	—	—	—	—	24	—	—	—	24
Purchase of treasury stock	—	—	—	—	—	—	(255)	—	(255)
Stock-based compensation	—	—	—	—	794	—	—	—	794
Balance, September 30, 2019	—	$—	2,389,196	$—	$258,015	$357	$(277)	$(246,185)	$11,910

For the Nine Months Ended September 30, 2019
						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2019	—	$—	312,950	$—	$244,562	$275	$(22)	$(234,525)	$10,290
Net loss	—	—	—	—	—	—	—	(11,660)	(11,660)
Unrealized loss on currency translation adjustment	—	—	—	—	—	82	—	—	82
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	258,333	—	10,803	—	—	—	10,803
Exercise of common stock warrants	—	—	749,950	—	174	—	—	—	174
Exercise of cashless common stock warrants	—	—	999,317	—	—	—	—	—	—
Payments made in stock (payroll and consultants)	—	—	8,474	—	66	—	—	—	66
Compensation awards previously accrued	—	—	3,272	—	123	—	—	—	123
Conversion of amounts due to related parties	—	—	2,078	—	31	—	—	—	31
Conversion of principal and accrued interest on convertible promissory notes	—	—	54,822	—	529	—	—	—	529
Reclassification of derivative liabilities in connection with the exercise of common stock warrants	—	—	—	—	24	—	—	—	24
Purchase of treasury stock	—	—	—	—	—	—	(255)		(255)
Stock-based compensation	—	—	—	—	1,703	—	—	—	1,703
Balance, September 30, 2019	—	$—	2,389,196	$—	$258,015	$357	$(277)	$(246,185)	$11,910

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Nine months Ended September 30,
	2020	2019
Cash flows used in operating activities
Net loss	$(8,001)	$(11,660)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on lease termination	(21)	—
Gain on settlement of related party obligations	(331)	—
Stock-based compensation	669	1,703
Payment made in stock (payroll and consultants)	—	66
Stock issuance commitments	65	190
Provision for bad debt	294	120
Inventory valuation adjustments	244	312
Amortization of right of use assets, operating assets	404	586
Depreciation and amortization	1,094	1,763
Change in fair value of derivative liabilities	(1)	(954)
Loss on conversion of debentures	—	33
Amortization of debt discount	—	63
Changes in assets and liabilities
Accounts receivable	2,295	1,152
Inventory	(2,208)	(285)
Prepaid expenses and other current assets	(103)	(189)
Accounts payable	(3,255)	(81)
Accrued expenses and interest expense	(12)	452
Operating lease liabilities	(454)	(533)
Deferred revenue and customer deposits	(1,203)	945
Due to related parties	(174)	173
Net cash used in operating activities	(10,698)	(6,144)
Cash flows used in investing activities
Payment for purchase of treasury stock	—	(24)
Cash used in for property and equipment	(227)	(357)
Net cash used in investing activities	(227)	(381)
Cash flows provided in financing activities
Proceeds received from equity financings	12,584	11,996
Costs incurred in connection with equity financing	(1,013)	(1,193)
Proceeds from the exercise of common stock warrants	11	174
Principal payments in connection with working capital financing note	(108)	—
Principal payments made on convertible promissory notes	—	(5,951)
Principal payments made on D&O notes payable	(348)	—
Proceeds received from PPP loan	1,168	—
Net cash provided in financing activities	12,294	5,026
Effect of exchange rate changes on cash	17	(1)
Net increase (decrease) in cash	1,386	(1,500)
Cash, beginning of period	1,737	2,005
Cash, end of period	$3,123	$505

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$104	$1,756
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of non-cash information:
Notes payable recognized on D&O Insurance policy (Note 4)	$213	$—
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	—	24
Financing encumbered in treasury stock purchased	—	249
Common stock issued in connection with:
Services previously accrued	$—	$123
Settlement of amounts due to related parties	—	31
Settlement of principal and interest due on convertible promissory notes	—	529
ROU assets and operating lease obligations recognized (Note 5):
Operating lease assets recognized	$628	2,899
Less: non-cash changes to operating lease assets amortization
amortization	(404)	—
lease termination	(533)	—
	$(309)	$2,899

Operating lease liabilities recognized	$628	$2,955
Less: non-cash changes to operating lease liabilities
amortization	(454)	—
lease termination	(553)	—
	$(379)	$2,955

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

SATELLITE COMMUNICATIONS:

Vislink’s satellite solutions are supported by more than 30 years of technical expertise. These solutions aim to ensure robust, secure communications while delivering low transmission costs for any organization that needs high quality, reliable satellite transmission. Vislink offers turnkey solutions that begin with a state-of-the-art coding, compression, and modulation engines and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively across the globe, with over 2,000 systems deployed by governments, militaries, and broadcasters alike.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared under the United States generally accepted accounting principles (“US GAAP”) for interim financial information and following the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements. They should be read in conjunction with the consolidated financial statements as filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2020. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2020, the results of its operations and cash flows for the nine months ended September 30, 2020, and 2019. Such adjustments are of a routine recurring nature. The results of operations for the nine months ended September 30, 2020, may not be indicative of results for a full year, any other interim period or any future year period.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions, including the impact of COVID-19, could have a significant effect on either the fair value of the reporting units and indefinite-lived intangibles, including right-of-use operating lease assets and indefinite-lived intangible impairment charges. These estimates can be affected by several factors including, but not limited to, the impact of COVID-19, its severity, duration and its impact on global economies, general economic conditions as well as its impact on our operating results and financial conditions. The Company will continue to monitor these potential impacts, including the effects of COVID-19 and economic, industry and market trends and the impact these may have on our operations. The Company did not note any impairment for the three and nine months ended September 30, 2020, and 2019.

Inventories

The Company records inventory at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory valuation adjustments are on the face of the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020, and 2019.

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

The Company determines revenue recognition through the following steps:

1. Identification of the contract, or contracts, with a customer.

2. Identification of the performance obligations in the contract.

3. Determination of the transaction price.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date, to estimate the IBR under ASC 842. There were no capital leases, which are now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of September 30, 2020.

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

The Company reports loss per share under ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. The calculation of basic loss per share of common stock divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. The diluted loss per share calculation adjusts the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Nine months Ended
	September 30,
	2020	2019
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	178	97
Warrants	61	192
	239	289

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities, there are no fair valued assets or liabilities classified under Level 1 as of September 30, 2020.

Level 2 –	Observable prices that are based on inputs not quoted on active markets but corroborated by market data, there are no fair valued assets or liabilities classified under Level 2 as of September 30, 2020.

Level 3 –	Unobservable inputs are used when little or no market data is available; the fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 9).

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

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net foreign exchange transactions:
Gains (Losses)	$414,000	$(315,000)	$(245,000)	$(356,000)
Accumulated comprehensive income:
Unrealized gains (losses) on currency translation adjustment	$(192,000)	$81,000	$57,000	$82,000

The Company uses OANDA, a Canadian-based foreign exchange company and website providing currency conversion, as a source of quotes of exchange rates adopted for the foreign exchange transactions. Below are the applicable translation rates applied on amounts from British Pounds into United States dollars for the respective periods:

●	As of September 30, 2020 – British Pounds $1.287060 to US Dollars $1.00.

●	The average rate for the nine months ended September 30, 2020 – British Pounds $1.270846 to US Dollars $1.00.

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

2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a loss from operations of approximately $8.2 million and cash used in operating activities of $10.7 million for the nine months ended September 30, 2020. The Company had approximately $10.0 million in working capital, $260.6 million in accumulated deficits, and $3.1 million of cash on hand as of September 30, 2020. Additionally, as of November 9, 2020, our cash on hand is approximately $6.7 million.

The COVID-19 pandemic and related economic repercussions have created significant uncertainty. To mitigate any concern that the Company may not have the ability to continue as a going concern, the Company began taking liquidity preservation actions designed to dismiss doubt about our potential to fund operations.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2 — LIQUIDITY AND FINANCIAL CONDITION (continued)

Capital-raising events

During the past nine months, the Company has been able to raise funds as follows successfully:

●	On February 14, 2020, the Company closed on an equity financing and received gross proceeds of approximately $5,998,000, less offering costs of $560,000 for net proceeds of $5,438,000. The Company issued 2,074,167 shares of common stock, 2,074,167 warrants to purchase 1,555,625 shares of Common Stock, 2,471,200 pre-funded warrants with each pre-funded warrant exercisable for one share of Common Stock, together with 2,471,200 Warrants to purchase 1,853,400 shares of Common Stock.

●	On May 5, 2020, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) and declared effective on May 13, 2020. For the nine months ending September 30, 2020, the Company issued 2,390,171 shares of common stock and received gross proceeds of approximately $6,586,000, less offering costs of $301,000 for net proceeds of $6,285,000.

●	As described in Note 14 (Subsequent Events), the Company raised approximately $5,274,000 between October 1, 2020, and November 12, 2020.

Together, with the capital raises, the PPP loan, and the Company-wide protocols invoked as a result of the worldwide consequences encountered from the COVID-19 health emergency, and based on forward-looking estimates of our business operations and results, we believe we will have sufficient funds to continue our operations for at least twelve months from the date of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. There may be material impairments in our asset’s carrying value if we are incapable of closing on planned revenue-producing opportunities in the near term.

3 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2019	$12,378,000	$(10,504,000)	$1,450,000	$(690,000)	$2,880,000	$(2,592,000)	$2,922,000
Additions	—	—	—	—	—	—	—
Amortization	—	(502,000)	—	(168,000)	—	(97,000)	(767,000)
Balance as of September 30, 2020	$12,378,000	$(11,006,000)	$1,450,000	$(858,000)	$2,880,000	$(2,689,000)	$2,155,000

Patents and Licenses:

The Company amortizes filed patents and licenses over their useful lives, ranging between 19.8 to 20 years. The amortization of the costs incurred by processing provisional patents and pending applications begins after determining it is successfully reviewed and filed.

Other Intangible Assets:

The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years. The prior acquisition of the Company’s subsidiaries, IMT and Vislink, created these intangible assets of trade names, technology, and customer lists.

3 — INTANGIBLE ASSETS (continued

The Company has recognized net capitalized intangible costs as follows:

	September 30,	December 31,
	2020	2019
Patents and Licenses	$1,372,000	$1,874,000
Trade Names and Technology	592,000	760,000
Customer Relationships	191,000	288,000
	$2,155,000	$2,922,000

The Company has recognized the amortization of intangible assets as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Patents and Licenses	$169,000	$168,000	$502,000	$500,000
Trade Names and Technology	57,000	56,000	168,000	167,000
Customer Relationships	10,000	221,000	97,000	656,000
	$236,000	$445,000	$767,000	$1,323,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 3.3 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending September 30,
2021	$707,000
2022	881,000
2023	184,000
2024	119,000
2025	119,000
Thereafter	145,000
$2,155,000

NOTE 4 — NOTES PAYABLE

The table below represents the Company’s notes payable as of September 30, 2020, and December 31, 2019:

	Principal
	9/30/20	12/31/19
Effective as of September 27, 2019, the Board of Directors of the Company consented to assume the remaining balance of a note held by a former related party MB Technology Holdings, LLC (“MBTH”). MBTH originally borrowed funds for the benefit of the Company with the proceeds forwarded to the Company reflecting due to a related party, ultimately converted into shares. The note matures on September 18, 2020, with an annual interest rate of 8.022% and it was satisfied in full on September 21, 2020. Interest expense for the three months and nine months ending September 30, 2020, is approximately $4,000 and $18,500, respectively. Interest expense for the three months and nine months ending September 30, 2019 was $-0-.	$—	$231,000
On October 2, 2019, the Company’s subsidiary, Integrated Microwave Technology (“IMT”), incurred a working capital loan of $150,000, with an annual interest rate of 1.9%, maturing on April 24, 2020. IMT has made approximately $108,000 in principal payments and the working capital loan has been satisfied in full. Interest expense for the three months and nine months ending September 30, 2020, was approximately $6,000 and $37,000, respectively. Interest expense for the three months and nine months ending September 30, 2019, was $-0-.	—	108,000
On April 13, 2020, the Company entered into a D & O insurance policy agreement for a $250,000 premium less a down payment of approximately $38,000, financing the remaining balance of approximately $230,000. The loan’s terms are for nine months at a 5.95% annual interest rate at a monthly principal and interest payment of approximately $25,000. The Company has made principal payments of approximately $70,000, and interest expense for the three months and nine months ending September 30, 2020, is $3,400- and $4,600. Interest expense for the three months and nine months ending September 30, 2019, $-0-.	96,000	-0-
	$96,000	$339,000

NOTE 5 – PAYROLL PROTECTION PROGRAM LOAN

On April 5, 2020, we entered into a promissory note with Texas Security Bank, according to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 5, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for nine months after the date of disbursement, commencing on November 5, 2020. On April 10, 2020, we received approximately $1,168,000 in loan proceeds. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the Small Business Administration and (3) an amount up to the full principal amount may qualify for loan forgiveness following the terms of CARES Act. The amount to be forgiven is indeterminate as of the issuance date of these financial statements. As of September 30, 2020, the Company was in full compliance with all covenants concerning the PPP Loan.

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

The summary of the principal balance of the PPP Loan as of September 30, 2020, is as follows:

	9/30/20	12/31/19
Total PPP Loan	$1,168,000	$—
Less: current portion	(744,000)	—
Long-term portion	$394,000	$—

NOTE 6 — LEASES

The Company’s leasing arrangements include office space, deployment sites, and storage warehouses, both domestically and internationally. The operating leases contain various terms and provisions, with one month to 4.5 years remaining. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. We recognize rent expense for these types of contracts on a straight-line basis over the minimum lease term. Additionally, the Company sublets a portion of its space under operating leases with a remaining lease term of approximately one month at our Hemel location.

The following represents lease activity for the nine months ending September 30, 2020:

Billerica, MA

On January 20, 2020, the Company terminated its former lease agreement and removed approximately $904,000 of Right-Of-Use Assets; $553,000 of Operating Lease Liabilities;$371,000 of Accumulated Amortization on the Operating Lease from the Consolidated Balance Sheet; and recognized a lease termination gain of approximately $21,000 in the Consolidated Statement of Operations and Comprehensive Loss as of September 30, 2020, under ASC Topic 842.

On January 24, 2020, the Company negotiated a new lease agreement with the landlord at our Billerica location, decreasing square footage required to 8,204 from 39,327 square feet or approximately 79%. The new lease agreement’s effective date is on March 24, 2020, with a reduced monthly obligation expiring on December 31, 2026. The new lease resulted in approximately $15,300 (62%) in savings per month. The Company recognized approximately $546,000 of Right of Use Assets and Operating lease obligations, respectively, for the new lease under ASC Topic 842.

Hackettstown, New Jersey

On April 28, 2020, the Company negotiated two new leases for office and storage space, which expired on April 29, 2020. We negotiated the previous multi-year lease agreement to a one-year term with the new lease agreement’s effective date stated as May 1, 2020, expiring on April 30, 2021.

Singapore

On July 3, 2020, the Company negotiated a new lease agreement with the landlord, maintaining 950 square feet. The new lease agreement’s effective date is August 10, 2020, with a reduced monthly obligation expiring on August 9, 2023. The new lease resulted in approximately $400 (14%) in saving per month. The Company recognized approximately $82,000 of Right of Use Assets and Operating lease obligations, respectively, for the new lease under ASC Topic 842.

As of September 30, 2020, ROU Assets and lease liabilities were approximately $1.62 million, net, and $1.61 million ($0.33 million of which is current), respectively. The weighted-average remaining term for lease contracts was 4.7 years on September 30, 2020, with maturity dates ranging from October 2020 to December 2026. The weighted-average discount rate was 9.4% on September 30, 2020.

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

NOTE 6 — LEASES (continued)

The following table illustrates specific operating lease data for the three months and nine months ending September 30, 2020, and 2019:

The following table illustrates approximate specific operating lease data for the three months and nine months ending September 30, 2020, and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$159,000	$245,000	$524,000	$847,000
Short-term lease cost	218,000	—	362,000	53,000
Variable lease cost	—	—	—	—
Sublease income	(22,000)	(78,000)	(89,000)	(178,000)
Total lease cost	$355,000	$167,000	$797,000	$722,000
Cash paid for amounts in lease liabilities:
Operating cash flows from operating leases			$579,000	$850,000
Right-of-use assets obtained in exchange for new operating lease liabilities			$628,000	$2,899,000
Weighted-average remaining lease term—operating leases			4.7 years	3.6 years
Weighted-average discount rate—operating leases			9.4%	9.3%

Maturities of our operating lease liabilities were as follows as of September 30, 2020:

Amount
2021	$458,000
2022	421,000
2023	384,000
2024	362,000
2025	235,000
Thereafter	135,000
Total undiscounted operating lease payments	1,995,000
Less: amount representing an imputed interest	389,000
Total present value of operating lease liabilities	1,606,000
Less: Current operating lease liabilities	325,000
Non-current operating lease liabilities	$1,281,000
Sublets:
2020	$7,000
2021	—
$7,000

The table below lists the location and lease expiration date from 2020 through 2026:

Location	Lease-End Date		Approximate Future Payments
Colchester, UK – Waterside House	Mar	2025	$1,170,000
Hemel, UK	Oct	2020	14,000
Singapore	Aug	2023	87,000
Anaheim, CA	Jul	2021	26,000
Sarasota, FL	Sep	2022	69,000
Billerica, MA	Dec	2026	629,000
Sublets:
Hemel, UK	Oct	2020	$7,000

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

The following table represents a summary of related party transactions for the three and nine months ended September 30, 2020, and 2019:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020		2019
Consulting fees incurred, recurring	$—	$150,000		$200,000	$450,000
Consulting fees incurred, non-recurring	$—	$239,911		$120,000	$274,504
Common stock issued in satisfaction of amounts due:
Quantity of shares issued	—	—		—	12,469
Value of shares issued	$—	$—		$—	$31,466
Amounts repaid to MBMG in cash	$—	$250,000	$	*825,000	$551,000

*includes a final settlement in the amount of $230,000

The Company recorded fees incurred from related-party transactions in general and administrative expenses on the accompanying Consolidated Statements of Operations and included such payments due to related parties on the Consolidated Balance Sheet. The balances outstanding to MBMG on September 30, 2020, and December 31, 2019, were $-0- and $505,000, respectively.

NOTE 8 — DERIVATIVE LIABILITIES

Under the guidance of ASC 815, Accounting for Derivative Instruments and Hedging Activities, the Company, identified common stock warrants in various offerings containing a net cash settlement provision whereby, upon certain fundamental events, the holders could put these warrants back to the Company for cash. We identified and classified the following transactions as derivative liabilities: warrants issued in connection with the August 2015 underwritten offering, the February 2016 Series B Preferred Stock Offering, the May 2016 financing, the July 2016 financing, the August 2017 underwritten offering, and the May 2018 Financing.

The Company records derivative liabilities on its consolidated balance sheet at their fair value on the issuance date. We revalue the derivative liabilities on each subsequent balance sheet until exercised or expired, with any changes in the fair value between reporting periods recorded as other income or expense. The Company uses option pricing models and assumptions based upon the instruments’ characteristics on the valuation date. We use assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate to estimate these liabilities’ fair value.

NOTE 8 — DERIVATIVE LIABILITIES (continued)

The following are the key assumptions that were used in connection with the valuation of the warrants exercisable into common stock as of September 30, 2020, and 2019:

	September 30,
	2020	2019
Number of shares underlying the warrants	75,891	77,082
The fair market value of stock	$1.36	$3.72
Exercise price	$0.906 to $ 827.78	$6.00 to $ 144,000.00
Volatility	147% to 184%	136% to 151%
Risk-free interest rate	0.12% to 0.15%	1.53% to 1.78%
Expected dividend yield	—	—
Warrant life (years)	0.6 to 2.7	0.3 to 3.7

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant in measuring the liabilities’ fair value. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department. The Chief Financial Officer approves them.

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$111,000	$445,000	$30,000	$1,118,000
Re-classification to equity upon warrants exercised	—	(24,000)	—	(24,000)
Change in fair value of derivative liabilities	(82,000)	(281,000)	(1,000)	(954,000)
Ending balance	$29,000	$140,000	$29,000	$140,000

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock Issuances

On February 14, 2020, the Company closed on an equity financing for 2,074,167 shares of common stock, 2,074,167 warrants to purchase 1,555,625 shares of Common Stock, 2,471,200 pre-funded warrants, with each Pre-Funded Warrant exercisable for one share of Common Stock, and together with 2,471,200 Warrants to purchase 1,853,400 shares of Common Stock. The holders of these warrants are limited to settlement in shares of common stock; there is no provision for net cash settlement alternatives; therefore, the Company classified these warrants as equity. The Company received gross proceeds of approximately $5,998,000, less offering costs of $712,000 for net proceeds of $5,286,000. The Company has earmarked the net proceeds from equity financing for working capital and general corporate purposes.

During the nine months ended September 30, 2020, the Company:

●	Issued 2,390,171 shares of common stock and received gross proceeds of approximately $6,586,000, less offering costs of $301,000 for net proceeds of $6,285,000 under the Company’s shelf registration filed on May 5, 2020.

●	Issued 3,829,885 shares of common stock upon warrant holders exercising 3,996,553 common stock warrants, receiving approximately $11,000 in net proceeds.

●	Issued 5,225,913 shares of common stock upon warrant holders exercising 6,967,883 public common stock warrants.

●	Issued 46,124 shares of common stock in satisfaction of amounts deferred for consultant agreements in the amount of $65,000. The determination of the fair value of the common stock is at the time of issuance.

●	Recognized approximately $669,000 of compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset as a credit to additional paid-in capital.

Common stock warrants

The Company granted 7,016,567 common stock warrants, warrant holders exercised 10,964,436 of their warrants, and 896 warrants expired during the nine months ended September 30, 2020. The weighted average exercise prices of warrants outstanding at September 30, 2020, is $83.40 with a weighted average remaining contractual life of 1.38 years. As of September 30, 2020, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of September 30, 2020:

	Weighted Quantity of Warrants (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	4,188,075	$6.60
Warrants granted	7,016,567	$0.90
Warrants exercised	(10,964,436)	$(1.00)
Warrants canceled/expired	(896)	$(2,244.10)
Outstanding, September 30, 2020	239,310	$83.40
Exercisable, September 30, 2020	239,310	$83.40

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

The following tables illustrates approximate stock-based compensation data for the three months and nine months ending September 30, 2020, and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation expense:
Total amortization of stock options issued	$19,000	$578,000	$592,000	$1,703,000

The following additional information represents employees plans on September 30, 2020:

Weighted average remaining contractual life — options outstanding	6.79 years

Weighted average remaining contractual life — options exercisable	6.69 years

Remaining expense of stock-based compensation	$45,000

Remaining amortization period	1.3 years

Intrinsic value per share	$-0-

The Company used the U.S. Treasury note’s rate over the expected term of the option for the risk-free rate. The expected term for employees represents the period that options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The weighted average fair value of options granted during the nine months ended September 30, 2020, and 2019 was $-0- and $22.20, respectively. As of September 30, 2020, the weighted average remaining contractual life was 6.79 years for options outstanding and 6.69 years for options exercisable, respectively. The intrinsic value of options exercisable on September 30, 2020, was $-0- per share.

The compensation cost is measured based on an award’s fair value at the grant’s date for each option award. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC. Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. In determining the award’s grant-date fair value, the following assumptions were used (all in weighted averages):

	For the nine months ended
	September 30,
	2020	2019
Exercise price	$—	$22.20
Volatility	—	149.22%
Risk-free interest rate	—	2.68%
Expected dividend yield	—	0%
Expected term (years)	—	6

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

A summary of the status of the Company’s stock option plans on September 30, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	84,175	$88.98
Options granted	—	$—
Options exercised	—	$—
Options canceled/expired	(23,083)	$(90.60)
Outstanding, September 30, 2020	61,092	$88.33

Exercisable, September 30, 2020	57,065	$92.24

Common Stock Options — CEO Inducement Awards

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

Time Vested Options

On January 22, 2020, as part of the CEO’s employment agreement, an inducement award of a ten-year, non-statutory option to purchase 359,247 shares of the Company stock was granted. The award has an exercise price of $0.285, vesting commencement date of January 22, 2020, expiration date of January 22, 2030, and the options vest as follows: 25% of such option shares shall vest on January 22, 2021; and, the remaining 75% will vest in substantially equal monthly installments over the thirty-six (36) month period after that, subject to the CEO’s continued employment by the Company on the applicable vesting date.

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

	For the nine months ended
	September 30,
	2020	2019
Exercise price	$1.71	$—
Volatility	153.02%	—
Risk-free interest rate	1.57%	—
Expected dividend yield	0%	—
Expected term (years)	6.3	—

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

Common Stock Options — CEO Inducement Awards (continued)

Time Vested Options (continued)

The Company used the US Treasury note’s rate over the expected term of the option for the risk-free rate. The expected term for employees represents the period that options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on US Treasury zero-coupon issues over the options’ equivalent lives. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The weighted average fair value of options granted during the nine months ended September 30, 2020, and 2019 was $1.47 and $-0-, respectively. As of September 30, 2020, the weighted average remaining contractual life was 9.32 years for options outstanding and options exercisable, respectively. The intrinsic value of options exercisable on September 30, 2020, was $-0- per share.

During the three and nine months ended September 30, 2020, the Company recorded approximately $24,000 and $65,000, respectively, as stock compensation expense from the amortization of time vested stock options. The Company did not recognize any costs during the fiscal year 2019. As of September 30, 2020, the remaining stock compensation expense is approximately $526,000, with 3.31 years remaining for the amortization period.

A summary of the status of the Company’s time vested stock options for Mr. Miller on September 30, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	359,247	$1.65
Options exercised	—	$—
Options canceled/expired	—	$—
Outstanding, September 30, 2020	359,247	$1.47

Exercisable, September 30, 2020	—	$—

Performance-Based Options

On January 22, 2020, as part of Mr. Miller’s employment agreement, an inducement award of a ten year, non-statutory, option to purchase 250,000 shares of the Company stock was granted. The award has an exercise price of $0.285, vesting commencement date of January 22, 2020, and the expiration date of January 22, 2030. The Option Shares will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche, provided that the CEO remains in continuous employment with the Company through the applicable date of achievement of the performance conditions:

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

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

Common Stock Options — CEO Inducement Awards (continued)

Performance-Based Options

For the performance-based options award, the compensation cost is measured based on the fair value of an award at the date of the grant. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC. Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. In determining the award’s grant-date fair value, the following assumptions were used (all in weighted averages):

	For the nine months ended
	September 30,
	2020	2019
Exercise price	$1.71	$—
Volatility	153.02%	—
Risk-free interest rate	1.57%	—
Expected dividend yield	0%	—
Expected term (years)	6.5	—

The Company used the US Treasury note’s rate over the expected term of the option for the risk-free rate. The expected term for employees represents the period that options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on US Treasury zero-coupon issues over the options’ equivalent lives. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The weighted average fair value of options granted during the nine months ended September 30, 2020, and 2019 was $1.65 and $-0-, respectively. As of September 30, 2020, the weighted average remaining contractual life was 9.32 years for both options outstanding and options exercisable. The intrinsic value of options exercisable on September 30, 2020, was $-0-.

The probability of achieving any required metrics for vesting is inconclusive as of September 30, 2020. The unrecognized stock-based compensation expense for the performance-based award was approximately $414,000 as of September 30, 2020. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any un-recognized costs over the remaining requisite service period of the awards.

A summary of the status of the Company’s performance-based stock options for Mr. Miller on September 30, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	250,000	$1.65
Options exercised	—	$—
Options canceled/expired	—	$—
Outstanding, September 30, 2020	250,000	$1.65

Exercisable, September 30, 2020	—	$—

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

Common Stock Options — CFO Inducement Awards

Time Vested Options

On February 27, 2020, the Company entered into an employment agreement with Michael Bond in connection with his appointment as Chief Financial Officer of the Company, effective as of April 1, 2020.

The Company granted an inducement award of a ten-year, non-statutory option to purchase 135,168 shares of the Company stock as part of the CFO’s employment agreement. The award has an exercise price of $0.96, vesting commencement date of April 1, 2020, expiration date of April 1, 2030, and the options vest as follows: 25% of such option shares shall vest on April 1, 2021; and, the remaining 75% will vest in substantially equal monthly installments over the thirty-nine (36) month period after that, subject to the CEO’s continued employment by the Company on the applicable vesting date.

For the time vested option award, the compensation cost is measured based on an award’s fair value at the grant’s date. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC. Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. In determining the award’s grant-date fair value, the following assumptions were used (all in weighted averages):

	For the nine months ended
	September 30,
	2020	2019
Exercise price	$0.96	$—
Volatility	155%	—
Risk-free interest rate	0.62%	—
Expected dividend yield	0%	—
Expected term (years)	6.3	—

The Company used the US Treasury note’s rate over the expected term of the option for the risk-free rate. The expected term for employees represents the period that options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on US Treasury zero-coupon issues over the options’ equivalent lives. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The weighted average fair value of options granted during the nine months ended September 30, 2020, and 2019 was $0.84 and $-0-, respectively. As of September 30, 2020, the weighted average remaining contractual life was 9.51 years for options outstanding and options exercisable, respectively. The intrinsic value of options exercisable on September 30, 2020, was $0.52 per share.

During the three and nine months ended September 30, 2020, the Company recorded approximately $10,000 as stock compensation expense. The Company did not recognize any costs during the fiscal year 2019. As of September 30, 2020, the remaining stock compensation expense is approximately $113,000, with 3.5 years remaining for the amortization period.

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

Common Stock Options — CFO Inducement Awards (continued)

Time Vested Options (continued)

A summary of the status of the Company’s time vested stock options for Mr. Bond on September 30, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	135,168	$0.91
Options exercised	—	$—
Options canceled/expired	—	$—
Outstanding, September 30, 2020	135,168	$0.84

Exercisable, September 30, 2020	—	$—

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Legal:

From time to time, the Company is subject to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. Under ASC Topic 450, the Company must accrue a loss contingency if the information is available before the financial statements’ issuance.

A lawsuit filed by Hale Capital Partners, LP (“Hale”) against the Company on July 19, 2019 had alleged liability by the Company for Hale’s professional fees in connection with a canceled financing transaction in the amount of $140,000. The $140,000 was accrued and included in accrued expenses in the condensed consolidated balance sheet of September 30, 2020. As further described in Note 14, this matter with respect to Hale was settled in the amount of $50,000, and the Company does not expect to have further liability with respect to this matter. As of September 30, 2020, no other legal actions were pending that the Company expects to be material.

Pension:

At its discretion, the Company may make a matching contribution to the 401(k) plan in which its employees participate. We also have a Group Personal Plan in our UK Subsidiary, investing funds with Royal London. UK employees are entitled to join the plan to which the Company contributes varying amounts subject to status. Additionally, the Company operates a stakeholder pension scheme in the UK.

The table below represents the Company’s matching contributions as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Company matching contributions - 401K Plan	$-0-	$-0-	$-0-	$-0-

Company matching contributions - Group Personal Pension Plan, UK	$(34,000)	$142,000	$44,000	$165,000

Nasdaq Compliance:

On August 17, 2020, the Company received a letter from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Nasdaq staff determined that the Company regained compliance with the Nasdaq Capital Market minimum bid price requirement for continued listing outlined in Nasdaq Listing Rule 5550(a)(2).

NOTE 11 — CONCENTRATIONS

Customer concentration risk

During the three and nine months ended September 30, 2020, no customer accounted for more than 10% of the Company’s total consolidated sales. During the three and nine months ended September 30, 2019, the Company did record sales of approximately $769,000 (14%) and $2,154,000 (11%), respectively, to a single customer above 10% of the Company’s total consolidated sales.

For the period ended September 30, 2020, no customer accounted for more than 10% of the Company’s total accounts receivable. On September 30, 2019, one customer for approximately $1,075,000 (19%) accounted for more than 10% of the Company’s total accounts receivable.

Vendor concentration risk

During the three months ended September 30, 2020, one vendor has generated approximately $1,532,000 (76%) of the Company’s inventory purchases. During the nine months ended September 30, 2020, one vendor has generated approximately $2,615,000 (34%) of the Company’s consolidated inventory purchases, respectively.

During the three months ended September 30, 2019, two vendors generated approximately $942,000 (21%) and $1,605,000 (35%) of the Company’s consolidated inventory purchases, respectively. During the nine months ended September 30, 2019, two vendors generated approximately $3,547,000 (29%) and $2,003,000 (16%) of the Company’s consolidated inventory purchases, respectively.

On September 30, 2020, the Company recorded two vendor balances of approximately $821,000 (25%), and $494,000 (15%) of accounts payable over 10% of the Company’s consolidated accounts payable. On September 30, 2019, the Company recorded one vendor balance of approximately $1,380,000 (20%) of accounts payable over 10% of the Company’s consolidated accounts payable.

NOTE 12 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, revenue is disaggregated by primary geographical markets and revenue sources.

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2020	2019	2020	2019

Primary geographical markets:
North America	$2,698,000	$2,273,000	$6,853,000	$8,677,000
South America	11,000	97,000	79,000	185,000
Europe	1,169,000	1,248,000	5,912,000	5,877,000
Asia	731,000	927,000	1,567,000	4,465,000
Rest of World	169,000	462,000	1,727,000	1,361,000
	$4,778,000	$5,007,000	$16,138,000	$20,565,000

Primary revenue source:
Equipment sales	$4,554,000	$4,702,000	$14,171,000	$18,290,000
Installation, integration, and repairs	162,000	276,000	1,478,000	1,685,000
Warranties	61,000	36,000	149,000	150,000
Other (See Note 13)	1,000	**(7,000)	340,000	440,000
	$4,778,000	$5,007,000	$16,138,000	$20,565,000

Long-Lived Assets:
United States			$3,813,000	$5,136,000
United Kingdom			1,807,000	2,333,000
			$5,620,000	$7,469,000

** This $7,000 decrease represents the weakening in the translation rate from British Pounds to U.S. dollars and a loss from the original recognition of $447,000 in the 2nd quarter of fiscal 2019.

NOTE 13 — REBATES

The amounts generated in Note 11 as part of Primary revenue source “other” resulted from rebates issued to the Company’s filing appropriate governmental forms related to the research costs incurred by our U.K. subsidiary in prior fiscal years. The Company expects to continue filing applicable rebate forms for the 2020 fiscal year but can provide no assurances that such rebates will be available in future financial periods at similar levels, or at all.

NOTE 14 — SUBSEQUENT EVENTS

From October 1, 2020, to November 12, 2020, the Company:

On October 23, 2020, the Company entered into a settlement agreement with Hale Capital Partners regarding an original obligation of $140,000 now settled for payment of $50,000, resulting in a gain on settlement of debt in the amount of $90,000.

The Company issued 3,221,693 shares of common stock and received gross proceeds of approximately $5,274,000, less offering costs of $166,000 for net proceeds $5,108,000 under the May 5, 2020 shelf registration.

The Company issued 48,148 shares of common stock as part of consulting agreements valued at $65,000. The determination of the fair value of the common stock is at the time of issuance.

In November 2020, the Company implemented further reductions to its workforce and other operating expenditures. Management believes these efforts will improve the Company's current financial position and enhance its ability to meet future working capital requirements. Additional other cost-cutting measures are as follows:

●	elimination of inventory related to discontinued product lines,
●	the reduced usage and or the closure of individual facilities, and
●	miscellaneous operational expenditures.

During the fourth quarter of the fiscal year 2020, we expect further charges related to employee payroll, asset impairments, and facility expenses.

On or about October 27, 2020, Harmony Licensing LLC (“Harmony”) filed a lawsuit in the United States District Court for the District of Delaware, alleging infringement by the Company of U.S. Patent No. RE42,219, entitled “MULTIPLE-INPUT MULTIPLE-OUTPUT (MIMO) SPREAD SPECTRUM SYSTEM AND METHOD.” The Company disputes Harmony’s claims and intends to defend the matter vigorously. Given the uncertainty of litigation and the preliminary stage of the proceeding, the Company cannot estimate the reasonably possible loss or range of losses, if any, that may result from this action. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from an unfavorable outcome from this proceeding, and there can be no assurance that this matter will not result in material defense costs and/or judgments against the Company. In the event that a court ultimately determines that the Company infringes the asserted patent, the Company may be subject to substantial damages, which may include enhanced damages and/or an injunction against the Company.

On or about October 30, 2020, the Company received notice that Macnica GmbH filed a lawsuit in Ingolstadt District Court in Germany, alleging that IMT Ltd., the UK subsidiary of the Company, had failed to pay for certain quantities of semiconductor products and seeking damages of approximately $1.043 million, plus interest and attorneys’ fees. The Company disputes these claims and intends to defend the matter vigorously. Given the uncertainty of litigation and the preliminary stage of the proceeding, the Company cannot estimate the reasonably possible loss or range of losses, if any, that may result from this action. Accordingly, the Company has not established an accrual for potential losses, if any, that could result from an unfavorable outcome from this proceeding, and there can be no assurance that this matter will not result in material defense costs and/or judgments against the Company or any of its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or had access to the discussion and analysis contained in our Annual Report on Form 10-K for the fiscal year-end December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2020. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following results of Company operations include a discussion of the nine months ended September 30, 2020, compared to the comparable periods in the prior year.

Cautionary Note About Forward-Looking Statements

This report includes forward-looking statements that, although based on assumptions that we consider reasonable, are subject to risks and uncertainties, which could cause actual events or conditions to differ materially from those currently anticipated and expressed or implied by such forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. You should also review the factors and risks we describe in the reports we will file or submit from time to time with the SEC after the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

Results of Operations for the Year-To-Date

The following significant factors affected our results of operations for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019:

COVID-19 Update

A novel strain of coronavirus, now known as COVID-19 (“COVID-19”), was first reported in December 2019, and it persists having noteworthy response upon the global health and economic environment, such as the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. The COVID-19 virus has spread to nearly all regions globally, sustaining weighty uncertainties and disruption in the global economy.

Beginning at the end of the first quarter of 2020 and through this filing date, customer ordering behavior during the COVID-19 pandemic has not significantly affected the Company’s worldwide sales. We did not experience interruptions in our ability to provide our products, services, and support to our customers. Additionally, our supply chain experienced minimal disruptions, and we continue to look beyond first-tier and second-tier suppliers to meet our customers’ requirements. All while ensuring the health and safety of our employees and consumers.

The Company formed an incident management team [in the first quarter of 2020] in response to the COVID-19 pandemic and executed a business continuity plan in the late first quarter of 2020, in order to respond to the COVID-19 pandemic and continue to deliver to our customers the Company’s products, services, and support while aiming to maintain the safety of our employees, and suppliers.

As the COVID-19 pandemic progresses, the directives required by Federal, state, and local government authorities in the United States and abroad continue to evolve. Current or future directives may materially impair the Company’s ability to adequately staff and maintain our operations. We continue monitoring governmental and regulatory requirements and determine their relevance to the Company’s operations, cautiously conducting the Company’s operations triumphantly through the COVID-19 pandemic. The Company’s internal policies are aimed at mitigating risks from COVID-19, and include the encouragement of employees to wear cloth face coverings in the workplace as appropriate and the maintenance of social distancing protocols. Most of the Company’s employees continue to work remotely, and we have implemented global travel restrictions for our employees until further notice. These evolutions in our business culture have been rewarding with a negligible effect on our financial results. While there have been minimal disruptions in our capacity to deliver our products, services, and support to our customers, we have experienced some COVID-19 related headwinds during the nine months ending September 30, 2020. During the third fiscal quarter of 2020, the economic downturn related to COVID-19 has decreased our order intake, particularly in the live production market. We also experienced nominal supply chain limitations, and occasionally replaced existing suppliers for select orders in order to fulfill them. Any continued weakening in order intake or limitations in the robustness of our supply chain will depend on future developments, which are highly uncertain and cannot be predicted.

We continue to work closely with our customers to provide consistent access to our products and services and have remained flexible to achieve their priorities as many implement their own contingency plans. Additionally, the Company continually evaluates its supply chain to iron out critical product urgencies and look beyond first-tier and second-tier suppliers.

Governmental action in response to the COVID-19 pandemic may influence the Company’s ability to sustain it’s financial liquidity and operations results. The Company may continue to endure difficulties in meeting delivery requirements and commitments due to the impacts of the COVID-19 pandemic and the resultant health emergency. The ability of the Company’s customers to make timely remittances may be adversely affected as well.

As the primary drivers of an economic impact remain beyond the Company’s knowledge and control, the Company cannot assess the cumulative effects, both in terms of severity and duration, that COVID-19 may have on its operating results, cash flows, and financial condition. We will continue to monitor the situation actively, and we may take further actions that alter our business operations as required by federal, state, or local authorities to further our employees, customers, suppliers, and stockholder’s best interests. The continued spread of the coronavirus in areas that have previously eased quarantine requirements, or the occurrence of any other catastrophic events, may impact the Company’s sales revenue for the balance of 2020, possibly and future periods.

We believe that we remain well positioned to adjust to market conditions to assist our customers as they work to manage their supply chain and inventories. We cannot give assurance that economic headwinds, whether due to COVID-19 or otherwise, will abate, or that these will not have a material impact on the Company’s financial condition or our ability to adequately staff and maintain our operations. The uncertain handling of COVID-19 by the United States government makes it difficult to determine future economic risks, including but not limited to those germane to COVID-19. Economic uncertainty from the COVID-19 pandemic may also mask or worsen other economic risks, such as levels of uncertainty germane to general economic conditions and supply chain health, among others. If the economic disruptions from the COVID-19 pandemic do not normalize, if the COVID-19 pandemic continues or increases in severity, or any combination thereof occurs, particularly in the United States, our operations, liquidity, capital resources, and financial conditions may be materially impacted as we continue to be affected by the COVID-19 pandemic, and its unpredictability now and in future periods.

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

SATELLITE COMMUNICATIONS:

Vislink’s satellite solutions are supported by more than 30 years of technical expertise. These solutions aim to ensure robust, secure communications while delivering low transmission costs for any organization that needs high quality, reliable satellite transmission. Vislink offers turnkey solutions that begin with a state-of-the-art coding, compression, and modulation engines and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively across the globe, with over 2,000 systems deployed by governments, militaries, and broadcasters alike.

Results of Operations

Comparison of the three and nine months ended September 30, 2020, and 2019

Revenues

Revenues for the three months ended September 30, 2020, and 2019 were $4.8 million and $5.0 million, respectively, representing a decrease of $0.2 million or 4%. The reduction of $0.2 million can be attributed to a decline in sales of $0.2 million in Asia, $0.1 million in South America, and $0.3 million in the Rest of the World. The decrease was offset by an increase in sales of $0.4 million in Europe, and there were significant one-time orders in 2019 not repeated in the fiscal year 2020.

Revenue for the nine months ended September 30, 2020, and 2019 were $16.1 million and $20.6 million, representing a decrease of $4.5 million or 22%. The reduction of $4.5 million can be attributed to a decline in sales of $2.9 million in Asia, $1.9 million in North America, and $0.1 million in South America. The decrease was offset by an increase in sales of $0.4 million in the Rest of the World.

There were meaningful one-time customer contracts in 2019 not duplicated in the fiscal year 2020. Additionally, we evidenced a sluggishness in sales due to customer circumstances prevailing in the international marketplace because of the COVID-19 pandemic, such as “shelter-in-place” mandates, school closures, consumer behavior changes (like social distancing), and other government intervention. These circumstances could have a prolonged negative impact on an entity’s financial condition and results.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

Cost of components and personnel for the three and nine months ended September 30, 2020, were $3.3 million and $8.5 million, respectively, compared to $3.0 million and $10.6 million for the three and nine months ended September 30, 2019, representing an increase of $0.3 million or 10% and a decrease of $2.1 million or 20%. The reduction is primarily in proportion to the decline of revenue in the first nine months of 2020, coupled with an increase in inventory levels.

General and Administrative Expenses

General and administrative expenses are costs incurred in the daily operations of the business, including salary and benefit expenses such as stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, and travel and expenses associated with being a public company. For the three and nine months ended September 30, 2020, the Company incurred aggregate expenses of $3.2 million and $12.7 million, respectively, compared to $5.3 million and $16.1 million for the three and nine months ended September 30, 2019, representing decreases of $2.1 million or 40% and $3.4 million or 21% respectively.

The three-month decrease of $2.1 million is generally attributable to reductions of $0.8 million in foreign exchange gain and losses, $0.5 million each in freight and postage along with salaries and benefits, and $0.4 million of commissions. This reduction was offset by an increase of $0.5 million in rent and utilities and $0.4 million in other external services.

The nine-month decrease of $3.4 million is primarily contributed by reductions of $1.4 million of salaries and benefits, $1.1 million stock-based compensation, and $0.4 million each of freight and postage in addition to commissions. This reduction was offset by an increase of $0.4 million of other external services and $0.3 million in miscellaneous expense plus professional fees.

We executed a business continuity plan in the late first quarter of 2020 to respond to the COVID-19 pandemic. The program included proactive spending reductions to improve liquidity, including a partial workforce reduction, the furlough of employees, reduced discretionary spending, revealing notable savings in the Company’s general and administrative costs illustrated above.

We can give no assurance that the detrimental effects of COVID-19 will diminish or that the severity of resultant interruptions will not increase. The Company faces significant uncertainty in light of the COVID-19 pandemic and may face additional risks if the COVID-19 pandemic does not improve or if economic trends, supply chain health, and other vital inputs impacted by COVID-19 do not normalize as the crisis continues in duration, increases in severity, or both, particularly in the United States.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation and payroll taxes and costs for prototypes, facilities, and travel. For the three and nine months ended September 30, 2020, the Company incurred aggregate expenses of $0.6 million and $1.8 million, respectively, compared to $0.8 million and $2.6 million for the three and nine months ended September 30, 2019, representing decreases of $0.2 million or 25% and $0.8 million or 31% respectively.

The three-month decrease of $0.2 million is primarily attributable to reductions of $1.0 million in salaries and benefits, $0.1 million each for office expense, consulting and dues, and subscriptions. The drop was offset by an increase of $1.0 million in research and $0.1 in freight and postage.

The nine-month decrease of $0.8 million is primarily attributable to reductions of $0.7 million in salaries and benefits, $0.1 million each for research and office expense, offset by an increase of $0.1 of freight and postage.

We executed a business continuity plan in the late first quarter of 2020 to respond to the COVID-19 pandemic. The program included proactive spending reductions to improve liquidity, including a partial workforce reduction, the furlough of employees, reduced discretionary spending, revealing notable savings in the Company’s research and development expenses illustrated above.

We can give no assurance that the detrimental effects of COVID-19 will diminish or that the severity of resultant interruptions will not increase. The Company faces significant uncertainty in light of the COVID-19 pandemic and may face additional risks if the COVID-19 pandemic does not improve or if economic trends, supply chain health, and other vital inputs impacted by COVID-19 do not normalize as the crisis continues in duration, increases in severity, or both, particularly in the United States.

Amortization and Depreciation

Amortization and depreciation expenses for the three and nine months ended September 30, 2020, were $0.3 million and $1.1 million, respectively, compared to $0.6 million and $1.8 million, respectively for the three and nine months ended September 30, 2019, representing decreases of $0.3 million or 50% and $0.7 million or 39% respectively. The decline is attributable to an increase in fully depreciated long-lived assets.

Other (expense) income

Changes in Fair Value of Derivative Liabilities

The fair value of derivative liabilities for the three and nine months ended September 30, 2020, were a gain of $0.1 million and $-0- million, respectively, compared to gain of $0.3 million and $1.0 million for the three and nine months ended September 30, 2019, representing a decrease of $0.2 million or 67% and a decrease of $0.1 million or 100%, respectively. This fluctuation is due to the changes in our stock price and volatility rates of longer-term warrants.

Interest Expense

Interest expense for the three and nine months ended September 30, 2020, was $0.1 million each, respectively, compared to $0.4 million and $1.8 million, respectively, for the three and nine months ended September 30, 2019, representing a decrease of $0.3 million or 75% and $1.7 million or 94%. The decline is attributable to the payoff of approximately $6.3 million of convertible promissory notes in the fiscal year 2019.

Net (Loss) Income

For the three and nine months ended September 30, 2020, the Company had a net loss of $2.8 million and $8.0 million, respectively, compared to a net loss of $5.0 million and $11.7 million, respectively, for the three and nine months ended September 30, 2019, or a decrease in a net loss of $2.2 million or 44% and $3.7 million or 32%, respectively. The reduction in the Company’s net loss has been due in part to the Company’s implementation of cost-saving strategic initiatives put in place in response to uncertainties of the economic climate brought on by the COVID-19 pandemic toward the end of the first quarter of the fiscal year 2020.

Liquidity and Capital Resources

The Company incurred a loss from operations of approximately $8.2 million and cash used in operating activities of $10.7 million for the nine months ended September 30, 2020. The Company had approximately $10.0 million in working capital, $260.6 million in accumulated deficits, and $3.1 million of cash on hand as of September 30, 2020. Additionally, as of November 9, 2020, our cash on hand is approximately $6.7 million.

The COVID-19 pandemic and related economic repercussions have created significant uncertainty. Beginning in March and April of 2020, the Company began taking the following liquidity preservation actions aimed at funding our operations for the next 12 months :

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

Capital-raising events

During the past nine months, the Company has been able to raise funds as follows successfully:

●	On February 14, 2020, the Company closed on an equity financing and received gross proceeds of approximately $5,998,000, less offering costs of $560,000 for net proceeds of $5,438,000. The Company issued 12,445,000 shares of common stock, 12,445,000 warrants to purchase 9,333,750 shares of Common Stock, 14,827,200 pre-funded warrants with each pre-funded warrant exercisable for one share of Common Stock, together with 14,827,200 Warrants to purchase 11,120,400 shares of Common Stock.

●	On May 5, 2020, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) and declared effective on May 13, 2020. For the nine months ending September 30, 2020, the Company issued 2,390,171 shares of common stock and received gross proceeds of approximately $6,586,000, less offering costs of $301,000 for net proceeds of $6,285,000.

●	As described in Note 14 (Subsequent Events), the Company raised approximately $4,673,000 between October 1, 2020, and November 12, 2020.

Together, with the capital raises, the PPP loan, and the Company-wide protocols invoked as a result of the worldwide consequences encountered from the COVID-19 health emergency, and based on forward-looking estimates of our business operations and results, we believe that we will have sufficient funds to continue our operations for at least twelve months from the date of these financial statements. The ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. There may be a material influence in our asset’s carrying value if we are unable to close on some revenue-producing opportunities in the near term. The achievement of our efforts to maintain adequate liquidity is not assured, particularly in light of the significant uncertainty arising from the COVID-19 pandemic and the related economic downturn in the United States and abroad.

Cash Flows

The following table sets forth the significant components of our statements of cash flows data for the periods presented.

For the Nine Months Ended

(In Thousands)

	September 30, 2020	September 30, 2019
Net cash used in operating activities	$(10,698)	$(6,144)
Net cash used in investing activities	(227)	(381)
Net cash provided in financing activities	12,294	5,026
Effect of exchange rate changes on cash	17	(1)
Net increase (decrease) in cash	$1,386	$(1,500)

Operating Activities

Net cash used in operating activities of approximately $10.7 million during the nine months ended September 30, 2020, was principally attributable to decreases in: accounts payable of $3.3 million, accounts receivable of $2.3 million, and deferred revenue and customer deposits of $1.2 million. The reductions were substantially offset by increase in inventory of $2.2 million.

Net cash used in operating activities of approximately $6.1 million during the nine months ended September 30, 2019, was principally attributable to decreases in: accounts receivable of $1.2 million, and operating lease liabilities of $0.5 million. The reductions were substantially offset by an increase in $0.9 million of deferred revenue and customer deposits, and $0.5 million of accrued expenses and interest expense.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2020, and 2019 were $0.2 and $0.4 million each, respectively, and principally relate to the capital expenditures for furniture and computer equipment.

Financing Activities

Net cash provided by financing activities of approximately $12.3 million during the nine months ended September 30, 2020, was principally attributable to net proceeds of $11.6 million from equity raises and $1.2 million of proceeds from a PPP governmental loan. This was offset by $0.4 million of principal payments in connection with the working capital financing and notes payable.

Net cash provided by financing activities of approximately $11.0 million during the nine months ended September 30, 2019, was principally attributable to net proceeds received from equity raises. This was offset by $6.0 million of principal payments in connection with the convertible promissory notes.

Nasdaq Compliance

Not Applicable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and the chief financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2020, management has not completed an adequate assessment of the Company’s design and operation of our disclosure controls. Management has identified control deficiencies regarding the lack of segregation of duties. These shortcomings influence the recording, processing, summarizing, and reporting information required to be disclosed within the periods specified in the SEC’s rules and forms due to lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The staff size measure may prevent the implementation of adequate controls in the future, such as segregation of duties, in effectuating a system of disclosure controls and procedures.

The Company remains committed to addressing this issue despite the effects on the worldwide economy caused by the COVID-19 pandemic. To mitigate the current circumstances, we rely heavily on direct management oversight of transactions, along with the use of highly experienced external legal and accounting professionals, including our limited number of essential accounting personnel, who continue to work from home. The Company expects to implement adequate segregation of duties within the internal control framework as the Company grows.

Until we can remediate this situation, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. The Company expects improvements, as resources permit, on the integration of information issues in the fiscal year 2020 and 2021 as we plan to move towards a more unified accounting and enterprise resource planning system.

Our Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting due to not appropriately performing an adequate risk assessment or monitoring of our internal controls over financial reporting. As of September 30, 2020, we concluded that some of these material weaknesses continued to exist.

The Company is continuing to remediate further the material weakness identified above as its resources permit. Despite the existence of these material weaknesses, the Company believes that the condensed consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with the U.S. generally accepted accounting principles.

Changes in Internal Controls

During the nine months ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to affect our internal control over financial reporting materially.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights.

As of September 30, 2020, the Company has no pending litigation matters that it views as material.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
10.1	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020)
10.2	Form of Non-Employee Director Restricted Shares Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020)
31.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC. Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: November 12, 2020	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Michael Bond
Michael Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020)
10.2	Form of Non-Employee Director Restricted Shares Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020)
31.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC. Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

