Form 10-K
period 2020-12-31
Vislink Technologies, Inc.
filed 2021-04-15
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

Commission File Number: 001-35988

Vislink Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5856795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Bilby Rd, Suite 15, Bldg. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $59.9 million based on the closing price of $3.72 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 45,652,249 shares of its common stock outstanding as of April 13, 2021.

VISLINK TECHNOLOGIES, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2020

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) (the “Report”) contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar words and phrases are intended to identify forward-looking statements. However, this is not an all-inclusive list of words or phrases that identify forward-looking statements in this Report. Also, all information concerning future matters is forward-looking statements.

Although forward-looking statements in this Report reflect our management’s good faith judgment, such information can only be based on facts and circumstances currently known by us. Forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed elsewhere in this Report.

We file reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.vislinktechnologies.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the Public Reference Room’s operation by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report. We urge you to carefully review and consider all the disclosures made in this Report.

EXPLANATORY NOTE

On July 31, 2020, the Board of Directors approved a 1-for-6 reverse stock split. Upon effectiveness of the reverse stock split, every six shares of an outstanding common stock decreased to one share of common stock. We have retroactively applied the reverse split throughout this report to all periods presented.

PART I

Item 1. Business

Overview

Vislink, incorporated in 2006, is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the scene of the action to the viewing screen. Vislink provides solutions for the collection of live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

LIVE BROADCAST:

Vislink delivers an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions encompass the video collection, transmission, management, and distribution of content, via microwave, satellite, cellular, I.P., and MESH networks. With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions.

Industry-wide contributors acknowledge Vislink’s live broadcast solutions. The transmission of a vast majority of all outside wireless broadcast video content uses our equipment, with over 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Vislink wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

MILITARY AND GOVERNMENT:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet the operational and industry challenges of surveillance and defense markets. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing a standard international protocol, I.P., platform, and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to the law enforcement and public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas that include established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

SATELLITE COMMUNICATIONS:

Over 30 years of technical expertise supports Vislink’s satellite solutions. These solutions aim to ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters alike.

Cost Reduction Initiatives

The Company began taking liquidity preservation actions in late March 2020 and early April 2020, including:

● Implementation of proactive spending reductions to improve liquidity, including a partial workforce reduction, the furlough of employees, reduced discretionary spending, resulting in a projected annual savings of approximately $5.0 million.

● Effective May 1, 2020, the Company entered into new lease arrangements at two recent locations in Hackettstown, NJ, on a 90-day cycle for each site, effectively lowering rental fees by approximately 81%.

In November 2020, the Company implemented further reductions to its workforce and other operating expenditures. Management believes these efforts will improve the Company’s current financial position and enhance its ability to meet future working capital requirements. Additional other cost-cutting measures are as follows:

● elimination of inventory related to discontinued product lines, and

● the reduced usage and or the closure of individual facilities.

Our Strategy

Our participation in the Live Production, Mil/Gov, and Satellite sectors allow us to offer a broad array of end-to-end, high-reliability, high-data-rate, long-range wireless video transmission solutions.

Applications in growing market segments, including in-game sports, video mobile feeds, real-time capture and display of footage from drones and other aerial platforms, and rapid-response electronic newsgathering operations, use our solutions.

We have incorporated the following key sector strategies to expand various markets for miniature wireless video products, including the educational sector, videographers, and video service providers. Additionally, introducing comprehensive end-to-end I.P. technology into traditional broadcast and media markets provides complete end-to-end solutions for the video surveillance market and turnkey satellite communications solutions to address the need for communications in challenging environments.

The successful integration of the IMT and Vislink product lines and subsequent rebranding as a single entity has allowed the Company to leverage its traditional strengths. We can now offer an expanded suite of products and services in the worldwide markets we operate. Integrating the IMT and Vislink product lines has enabled the Company to take advantage of the limited overlap in previous product offerings, sales channels, and market coverage between the two brands. For example, there was a substantial Vislink client base in international markets where IMT products had a limited presence. The IMT product portfolio, which was very strong among U.S. federal law enforcement and high-end sports broadcasting customers, has been augmented with additional solutions based on enhanced product configurations. Finally, Vislink has traditionally focused on licensed spectrum solutions where IMT has pioneered non-licensed spectrum for many applications. Combining Vislink Technologies’ shared spectrum and interference mitigation intellectual property with the expanded product lineup may provide an opening into new customer bases that currently do not have access to licensed spectrum.

Market Overview and Outlook

Our services and product offerings broadly address three markets: Live Production, Mil/Gov, and Satellite.

The general focus on applying more agile wireless video systems is through the Live Production market’s sports and entertainment sector. Drivers in this market include small, lightweight, easy-to-use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market reduce the size further and improve the wireless video systems’ agility as users are demanding higher link reliabilities at longer ranges. There is also an increased desire to provide audiences with new views and camera angles to enhance the viewing experience. The Company addresses this need through its solutions incorporating 4K, HDR, and other emerging video technologies. Among the new subsections of the sports and entertainment market, the Company has identified the burgeoning e-sports live streaming applications markets as ones where our solutions have applicability.

The Live Production market’s broadcast news sector looks to improve operational efficiencies in gathering, producing, and transmitting wireless content. Recent trends in the market include a movement towards I.P. connectivity over point-to-point links for infrastructure, high-definition upgrades of remote newsgathering vehicles, and continued pressure to reduce expenses by improving operational efficiencies. Vislink focuses on the specific ways these customers create and gather content wirelessly. As the wireless communications industry begins transitioning to fifth-generation (5G) networks, the speed increases they will usher in, expecting to augment the availability of on-demand live streaming, where Vislink equipment is already in use.

The Mil/Gov market consists of key segments, including state and local law enforcement agencies, federal agencies, and military system integrators. The market looks to improve video content’s reliability and quality without adding complexity, omitting technical intervention while operating the video systems. State and local agencies benefit from the Department of Homeland Security grant programs to improve overall security. Recent trends within these segments include improved interoperability within agencies and demand for fully integrated systems, including robust microwave combined with ubiquitous I.P. networks. As the wireless video systems are becoming more reliable and straightforward to deploy, the wireless systems’ option rate is increasing. Customers within this market include state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice, and the Department of Homeland Security.

The drive to experience more and better visual communication systems impacts the Satellite market. Live T.V. broadcasting over satellite, and other connectivity types continue to be driven by cost per bit economics. Uplink operators are keen to reduce their OPEX costs by investing in greater transmission efficiency via compression and modulation approaches. There is also an interest in products offering high-rate I.P. connectivity and the desire for fully integrated solutions that enable remote live content capture, production, broadcast, and distribution.

Our Products and Solutions: Overview

We offer a full spectrum of wireless video products that are built around providing complete solutions. We have traditionally focused on developing core product technologies that have the potential for application in final assembled products that cross-market segments. Such technology focus areas include R.F., Live Streaming and microwave component development spanning the frequency range from D.C. to 18GHz, waveform modulation, advanced video encoding (HEVC) and decoding, 4K UHD (Ultra High Definition) camera systems, and digital signal processing. Through these products, we are positioned with significant technology I.P. and an established reputation for rapidly and economically delivering complex, bespoke engineering products and solutions to customers that are expertly managed to tight deadlines. Production of these products can quickly be scaled to respond to changes in market demand.

Live Production Products and Solutions

Vislink Live Production Solutions include high-definition communication links that reliably capture, transmit, and manage live event footage. We offer a line of high-margin wireless camera transmitter and receiver products that may be interconnected over I.P. networks, expanding and simplifying their widespread use and significantly reducing deployment cost. HCAM is a 4K Ultra HD-capable on-camera wireless system designed to cover significant events among our transmitter products. MicroLite 3 is a compact wireless H.D. transmitter designed for midmarket applications and smaller event coverage. It enables broadcast news operators to eliminate the use of coaxial cables in their remote news operations. This significantly reduces labor costs in operations and increases the cameramen’s speed and agility to capture engaging content. IMTDragonFly is an ultra-compact H.D. solution designed for body-worn applications, including live-action sports. Our Flagship receiver product is the newly released (Q1 2021) Quantum. The Quantum is ultra-low latency, waveform agnostic central receiver that is the Vislink premier receiver in all market verticals, including MilGov. Features include HEVC quad signal decode, seamless geographical coverage, and an I.P. stream engine with cloud integration possibilities, OTT, and social media platforms. Other essential receiver products include the ViewBack, CRx6, and CIRAS-X6. ViewBack is a lightweight, low power, low latency, dual-channel diversity receiver-decoder that enables quicker production, more efficient editing, and more effective collaboration between camera operators and studio teams. We also offer ultra-compact onboard solutions that integrate our MDR (Multi-Channel Diversity Receive System) technology with ruggedized support components designed to capture video from high-speed motorsports.

Quantum

MicroLite 3

Mil/Gov Products and Solutions

In the Mil/Gov sector, Vislink has focused on supplying miniature transmitters and handheld receivers for tactical surveillance and benefits from limited competition in this area. We design the IMTDragonFly transmitter to capture real-time, high-quality video from UAV/UGV/Body Cams/Concealments and other covert surveillance applications for display on fixed or mobile receive applications. The HHT3 and Mobile Commander are handheld receivers/monitors designed for tactical situations.

The Airborne Video Downlink System (AVDS) is a comprehensive aerial-based video transmission solution that delivers real-time surveillance to enhance law enforcement, emergency, and critical infrastructure operations. It includes an integrated suite of downlink transmitters, receivers, and antennas that capture real-time, reliable high-definition video from drones, helicopters, and other aircraft for display at command centers, mobile units, and video management systems. AVDS allows an unlimited number of observers to view the video over any network connection, including wired Ethernet, Wi-Fi, I.P. satellite, and I.P. cellular.

HHT3

Satellite Products and Solutions

The Vislink Satellite product line features terminals that range from 65cm man-portable systems to 2.4m flyaway and driveaway systems, with all being available in multiple satellite band configurations. The essential product is MSAT, a highly portable tri-band satellite antenna system designed for rapid deployment in challenging environments. Other Vislink Satellite products include the DVE5100 encoder and IRD6200 decoder electronics units that complement our satellite terminals. They support 4k UHD transmissions and deliver significant bandwidth efficiencies to satellite communications.

MSAT

Competition and Competitive Positioning

Vislink’s primary competitors are Domo Tactical Communications (formerly a division of Cobham), Silvus Technologies, Persistent Systems, Troll Systems, and several smaller market-specific businesses.

The union of the legacy IMT and Vislink brands, we believe, created one of the market share leaders in the professional broadcast and media video transmission sector. We believe that our products solve a growing market need for regular, high-definition, wireless video communications. We have successfully leveraged our history of broadcast industry leadership, reputation for advanced technology, and the ability to provide end-to-end solutions to maintain and increase our customer base and continue delivering highly competitive offerings. Our product offerings address applications in growing market segments, including in-game sports-video mobile feeds, real-time capture and display of footage from drones and other aerial platforms, and rapid-response electronic newsgathering operations.

Our advantage grew by completing the global rebranding of our solutions under the single Vislink entity. We believe we now offer an expanded range of product offerings, additional services, and enhanced capabilities. We believe this expansion of product offerings will position us for continued growth in Live Production markets, and we expect near-term growth in the Mil/Gov and Satellite markets. As we continue to refine our production processes, we hope to improve margins and better control product quality and competitive agility.

Sales and Marketing

Our sales team comprises sales managers responsible for defined regional areas, inside sales personnel, and business development representatives focused on targeted sectors and or regions, supported by solution engineers trained in technical sales with a given market focus. The sales team focuses on helping our current customers and nurturing relationships with prospective customers in key domestic and international markets. We employ a combination of sales channels, including direct-to-end customer sales, network group sales, reseller/integrators, and Original Equipment Manufacturer (“OEM”) sales channels to use the most efficient means of reaching customers depending on the market segment. Marketing and public relations activities, digital and print marketing initiatives, the creation of support materials, trade shows, and other event appearances support our sales efforts.

As of December 31, 2020, our business development, sales, and marketing team consisted of 26 (a) full-time employees and (b) contractors.

Customers

Vislink has developed a significant following based on our product offerings’ reputation for performance, reliability, and advanced technology use. We have developed a diverse and stable customer base for repeat product purchases from blue-chip, tier-1 clients in Live Production markets, as well as among high-profile agencies and organizations in Mil/Gov and Satellite markets.

Manufacturing and Suppliers

We utilize a combination of external contract manufacturers and internal resources to manufacture, test, assure the quality of, and ship our products, providing us the opportunity to develop optimal supply chains tailored to our needs on a per-product and per-solution basis. As we advance, we anticipate that we will focus on our core strengths: innovation and technology design and the development and creation and exploitation of our intellectual property.

We may continue to rely upon, particularly in the short term, third-party components and technology to build our products, as we procure components, subassemblies, and products necessary to manufacture our products based upon our design, development, and production needs. While parts and supplies are generally available from various sources, we currently depend on a single or limited number of suppliers for several components for our products. We rely on purchase orders rather than long-term contracts with our suppliers. We do not currently stockpile enough parts to mitigate any potential supply disruption if required to re-engineer our products to use alternative components.

Intellectual Property

We have developed a broad portfolio of intellectual property that covers wired and wireless communications systems. As of December 31, 2020, we have 36 patents granted in the U.S., no patent applications pending, no provisional applications pending, and one disclosure. Internationally, we have 12 patents granted, no patent applications pending, and no Patent Cooperation Treaty (PCT) applications.

Areas of our development activities that have culminated in filings and/or awarded patents include:

●	Self-Organizing Networks;
●	R.F. Modulation;
●	Compression (protocols, payload, signaling, etc.);
●	Modulators/Demodulators;
●	Antennas/Shielding;
●	Wired and Wireless Networks;
●	Media Access Control Protocols;
●	Interference Mitigation;
●	Cognition enabling over the air protocols (MAC layer);
●	Wireless data compression;
●	Dynamic Spectrum Access (DSA);
●	Quality of Service; and
●	Digital Broadcasting over Microwave Links.

We protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties. We also actively engage in monitoring activities concerning infringing uses of our intellectual property by third parties.

In addition to these contractual arrangements, we also rely on a combination of the trade secret, copyright, trademark, trade dress, domain name, and patents to protect our products and other intellectual property. We own a substantial portion of the copyright interests in the software code used in connection with our products, as well as the brand or title name trademark under our marketed products. We pursue our domain names, trademarks, and service marks in the United States and locations outside the United States. Our registered trademarks in the United States include “xG,” “IMT,” “Vislink,” and the names of our products, among others.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, adequate intellectual property protection may not be available in the United States or other countries where our products are sold or distributed. Also, the efforts we have taken to protect our proprietary rights may not be enough or adequate. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results.

Companies in mobile wireless communications technology and other industries may own large numbers of patents, copyrights, and trademarks. They may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. We may face third-party claims, including our competitors and non-practicing entities, that we have infringed their trademarks, copyrights, patents, and other intellectual property rights. As our business grows, we might face more claims of infringement.

Company Information

Effective February 11, 2019, xG Technology, Inc. changed its name to Vislink Technologies, Inc. Our executive offices’ location is 101 Bilby Rd., Suite 15, Bldg. 2, Hackettstown, NJ 07840, and (908) 852-3700 is the telephone number. Our website address is www.vislink.com. Our website’s information does not form part of the report and is for informational purposes only.

Human Capital

Overall

As of December 31, 2020, we employed 109 full-time employees, contractors, or consultants, including 18 in development, two officers, 15 in general and administrative, 3 in business development, 45 in operations, and 26 in sales and marketing. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. As a global industrial technology company, many of our employees are engineers or trained trade or technical workers focusing on advanced manufacturing, and many of them possess advanced college degrees. No labor union represented our employees at any of our worldwide facilities as of December 31, 2020.

The Company emphasizes several measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation. These targeted ideals vary by country/region, and may include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare, and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance. We also provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

We consider our employee relations to be rewarding.

Covid-19

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in our employees’ best interest and comply with government orders in all the states and countries. We have implemented several health-related measures to keep our employees safe and maintain operations during the pandemic. The Company has established procedures adopting the following policies:

●	wear face-masks at all times while on company property,
●	implemented temperature taking protocols,
●	increased hygiene, cleaning, and sanitizing procedures at all locations,
●	implemented social-distancing,
●	implemented restrictions on visitors to our facilities,
●	and limiting in-person meetings and other gatherings.

The safety of our employees is a paramount value for us. Further, the health and wellness of our employees are critical to our success. We provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

Item 1A. Risk Factors

In addition to the other information in this Form 10-K, readers should carefully consider the following essential factors. These factors, among others, in some cases, have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this Form 10-K or that we have made or will make elsewhere.

Risk Factor Summary

The following summarizes certain essential factors that may make an investment in our Company speculative or risky. You should carefully consider the full risk factor disclosure outlined in this Annual Report, in addition to the other information herein, including the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

●	Our financial statements included a disclosure regarding our liquidity and financial condition due to our recurring operating losses and cash used from operations.
●	If we cannot comply with Nasdaq’s applicable continued listing requirements or standards, Nasdaq could delist our Common Stock.
●	We face risks related to COVID-19, which could significantly disrupt our operations and have a material adverse impact on us and our business.
●	At several of our annual stockholder meetings, including our 2019 Annual Meeting of Stockholders, we failed to obtain ratification by our stockholders of specific proposals submitted for approval of our stockholders at prior annual meetings, which could be deemed to be defective corporate acts.
●	We may require additional capital in the future to develop and market new products. If we do not obtain any such additional financing, our business prospects, financial condition, and operating results will be adversely affected if required.
●	Our industry is highly competitive, and we may not be able to compete effectively.
●	Defects or errors in our products and services or products made by our suppliers could harm our brand and relations with our customers and expose us to liability. If we experience product recalls, we may incur significant expenses and experience decreased demand for our products.
●	We acknowledge material weaknesses in the controls and procedures of our financial reporting. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations, including timeliness, or result in material misstatements of our financial statements.
●	We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.
●	We purchase some components, subassemblies, and products from a limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.
●	Our intellectual property protections may be insufficient to safeguard our technology appropriately.
●	We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred concerning monitoring, protecting, and defending our intellectual property rights could adversely affect our business.
●	Enforcement of our intellectual property rights abroad, particularly in China, is limited, and it is often difficult to protect and enforce such rights.
●	The intellectual property rights of others may prevent us from developing new products or entering new markets.
●	We may be subject to infringement claims in the future.
●	If our technology did not work and planned or are unsuccessful in developing and selling new products or penetrating new markets, our business and operating results would suffer.
●	Demand for our defense-related products and products for emergency response services depends on government spending.
●	Regulation of the telecommunications industry could harm our operating results and impending prospects.
●	New regulations or standards or changes in existing laws or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations, and future sales, and could place additional burdens on the operations of our business.
●	Our industry is subject to rapid technological change, and we must make substantial investments in new products, services, and technologies to compete successfully.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has unfavorably affected the Company’s business, financial condition, and operating results and could affect the Company’s liquidity. We cannot predict, with any certainty, how future events may affect our operations in the near and long-term in the COVID-19 pandemic environment.

The COVID-19 pandemic and the continued measures engaged globally to reduce its spread have negatively impacted the global economy, disrupted consumer/customer demand and global supply chains, and created significant volatility and financial markets disruption. These measures and the continued volatility of the worldwide economy adversely affected our results of operations for 2020.

The extent to which COVID-19 will impact our business remains uncertain and will depend on various changing factors on a day-to-day basis. We may not be able to predict such items accurately as:

●	the duration and scope of the pandemic,
●	the disruption of the national and global economy,
●	the span of the economic downturn,
●	the laws, programs, and actions governments will enact or take,
●	the possibility to which our clients’ businesses contract or fail,
●	the applicability to which new regulations intended to help small and medium-sized businesses,
●	the extent to which our operations are impacted by facility closures, remote work and/or infections,
●	and how quickly and to what time normal economic and operating conditions can resume.

Any of these factors could exacerbate the risks and uncertainties related to the COVID-19 pandemic.

The Company fully implemented a strategic initiative plan during the first quarter of 2020. We executed spending reductions to improve liquidity, a partial workforce reduction, the furlough of employees, and discretionary spending reduction. The Company continued its focus in November 2020, further reducing the workforce, eliminating inventory related to discontinued product lines, reducing individual facilities usage, and reducing operations expenditures.

Risks Related to the Company and Our Business

Our financial statements have included disclosures regarding our liquidity and financial condition due to our recurring operating losses and cash used from operations.

The Company incurred a loss from operations of approximately $17.9 million and cash used in operating activities of $14.4 million for the year ended December 31, 2020. The Company had $7.7 million in working capital, $270.1 million in accumulated deficits, and $5.2 million of cash on hand as of December 31, 2020. Additionally, as of April 14, 2021, our cash on hand is approximately $59.3 million.

We prepare our consolidated financial statements assuming we can continue as a going concern, which contemplates continuity of operations by realizing assets and settling liabilities in the ordinary course of business. Notwithstanding the receipt of the proceeds from previous capital raises, reduction of debt, and our cost-reduction initiatives, we may lack adequate financial resources to generate cash from operations because, among other reasons, our ability to recognize revenue and ultimately cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services.

If we cannot comply with Nasdaq’s applicable continued listing requirements or standards, Nasdaq could delist our Common Stock.

We currently list our Common Stock on Nasdaq. To maintain such a listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and specific corporate governance requirements.

As previously disclosed in our Current Report on Form 8-K, filed with SEC on March 5, 2020, we received a letter from the Staff on March 4, 2020, notifying us that the Staff has determined that we did not comply with Listing Rule 5635(d) because our February 2020 offering did not meet the Nasdaq definition of a public offering under Listing Rule IM-5635-3. The Staff’s determination was based on (i) the extent of the offering’s distribution, (ii) the existence of a prior relationship between the investors in such offering and us, and (iii) the significant discount to the minimum price, as defined in Nasdaq rules. On March 18, 2020, we submitted a plan to regain compliance with Nasdaq Listing Rule 5635. On April 30, 2020, we received another letter from the Staff notifying us that the Staff has determined not to delist our Common Stock for such non-compliance and that the Staff has closed this matter by issuing us a letter of reprimand under Nasdaq Listing Rule 5810(c)(4).

There can be no assurances that we will be able to regain compliance with Nasdaq’s listing standards, or if we do later regain compliance with Nasdaq’s listing standards, we will be able to continue to comply with the applicable listing standards. Also, there can be no assurance that, if and when we regain compliance with such listing standards, we may, again, in the future, fall out of compliance with such standards, and there can be no assurance that any proposed offering that we conduct will comply with Nasdaq’s listing standards. If we cannot maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from Nasdaq.

We face risks related to COVID-19, which could significantly disrupt our operations and have a material adverse impact on us and our business.

The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity, and financial condition will depend on future developments. With the current Presidential administration working towards “herd immunity,” a target date is unpredictable with any confidence. The timing and efficacy of the vaccination programs in the jurisdictions in which the Company operates, and the actions implemented to contain the impact of COVID-19 by Federal and local governments, limit determining the foreseeable resulting economic effects with any level of predictability.

At several of our annual stockholder meetings, including our 2019 Annual Meeting of Stockholders, we failed to obtain ratification by our stockholders of specific proposals submitted for approval of our stockholders at prior annual meetings, which could be deemed to be defective corporate acts.

At our 2015 Annual Meeting of Stockholders, our Board submitted to our stockholders for their approval (i) a proposal to approve our 2015 Employee Stock Purchase Plan and (ii) a proposal to approve our 2015 Incentive Compensation Plan. At our 2016 Annual Meeting of Stockholders, our Board submitted to our stockholders for their approval (i) a proposal to approve our 2016 Employee Stock Purchase Plan and (ii) a proposal to approve our 2016 Incentive Compensation Plan. At our 2017 Annual Meeting of Stockholders, our Board submitted to our stockholders, for their approval, (i) a proposal to approve an amendment to our 2016 Employee Stock Purchase Plan to increase the number of shares of Common Stock available for sale under such plan; (ii) a proposal to approve an amendment to our 2016 Incentive Compensation Plan to increase the number of shares of Common Stock available for sale under such plan; and (iii) a proposal to approve our 2017 Incentive Compensation Plan.

At each of these annual meetings, our inspector of elections determined that the applicable proposal received the requisite stockholder approval under our amended and restated bylaws (“Bylaws”) and certified that the proposal passed, which was subsequently disclosed in an applicable Current Report on Form 8-K. Questions have been raised about whether the votes on such proposals were tabulated following our Bylaws’ provisions and whether the requisite number of votes were obtained to approve each of these proposals.

According to the provisions of Section 204 of the General Corporation Law of the State of Delaware (“DGCL”) and to continue to remain in compliance with Nasdaq’s Listing Rules, we submitted all of these proposals, again, to our stockholders at our 2019 Annual Meeting of Stockholders for ratification to resolve any defects in the corporate acts relating to the approval of these proposals by our stockholders at the prior meetings. We were unable to obtain ratification by our stockholders for any of these proposals submitted to them at the 2019 Annual Meeting of Stockholders. Although we intend to resubmit these proposals to our stockholders for ratification, there can be no assurance that any of these proposals will be ratified. Suppose we cannot secure such ratifications secured or are not deemed adequate, among other consequences. In that case, this could result in a determination that none of the shares issued by us under these plans were duly authorized and validly issued, which could create accounting issues, affect our liquidity and capital structure, and expose us to claims from recipients of any stock awards granted according to such plans, any of which could have a material adverse effect on our business and results of operations.

We may require additional capital in the future to develop and market new products. If we do not obtain any such additional financing, our business prospects, financial condition, and results of operations will be adversely affected if required.

We may require additional capital in the future to develop new products. We may not be able to secure adequate additional financing when needed on acceptable terms or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at discounts to the current or future market price of our Common Stock. If we cannot secure sufficient additional funding, we may be forced to forego strategic opportunities or delay, scale back and eliminate future product development.

Our industry is highly competitive, and we may not be able to compete effectively.

The communications industry is highly competitive, rapidly evolving, and subject to constant technological change. We expect that new competitors are likely to join existing competitors. Many of our competitors may be larger and have more excellent financial, technical, operational, marketing, and other resources and experience than we do. If a competitor expends significant resources, we may not be able to compete successfully. Also, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide products. If our competitors were to offer better and more cost-effective products than our products, we might not be able to capture any significant market share.

Defects or errors in our products and services or products made by our suppliers could harm our brand and relations with our customers and expose us to liability. If we experience product recalls, we may incur significant expenses and experience decreased demand for our products.

Our products are inherently complex and may contain defects and errors that are only detectable when the products are in use. Because our products are used for personal and business purposes, such faults or errors could have a severe impact on our end customers, damaging our reputation, harming our customer relationships, and exposing us to liability. Defects or impurities in our components, materials or software, equipment failures, or other difficulties could adversely affect our ability and that of our customers, ship products on a timely basis, and customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Our customers may also experience component or software failures or defects that could require significant product recalls, rework, and/or repairs that are not covered by warranty reserves.

According to the Paycheck Protection Program (the “PPP”), our loan could be audited by U.S. regulatory authorities. An adverse finding thereunder could require us to return the full amount of the loan and potentially subject us to fines and penalties.

In April 2020, we concluded in good faith that the economic uncertainty and negative impact on us and the economy as a whole due to the COVID-19 pandemic made an application for a loan under the PPP, under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), necessary for the support of our ongoing operations in the current economic environment.

On April 5, 2020, we entered into a PPP loan with Texas Security Bank in an aggregate principal amount of approximately $1.2 million. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy concerning public companies applying for and receiving loans. On April 23, 2020, the Small Business Administration, or SBA, issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. Subsequently, on April 28, 2020, the Secretary of the Treasury and SBA announced that the government would review all PPP loans above $2 million in principal for which the borrower applies for forgiveness. On May 13, 2020, the SBA issued further guidance relating to the required necessity certification, which provides a limited safe harbor for companies that received PPP loans having less than $2 million in principal to the effect that they will be deemed to have made the required certification concerning the necessity of the loan request in good faith.

Nonetheless, should we be audited or reviewed by the U.S. Department of the Treasury due to applying for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP loan and pay interest at a higher rate than 1.000% per annum, reducing our liquidity and potentially subject us to fines and penalties. Official guidance and interpretations of the program’s requirements have been limited and have been changing over time. Despite our good-faith belief that we properly satisfied all eligibility requirements for the PPP loan and the recently published, limited safe-harbor, there has been increasing scrutiny of public companies that received loans. There can be no assurance that we will not become subject to regulatory or another scrutiny by the SBA, the Department of the Treasury, or any other regulatory, administrative, legislative, or governmental authority, including a request or requirement for repayment of some or all of the loan, or otherwise incur adverse publicity and damage to our reputation.

Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of qualifying expenses and the Company maintaining its payroll levels over certain required thresholds. Although we intend to apply for forgiveness of the PPP loan, no assurance can be provided that we will obtain such forgiveness in whole or in part.

We acknowledge material weaknesses in the controls and procedures of our financial reporting. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations, including timeliness, or result in material misstatements of our financial statements. If we continue to fail to remediate our material weaknesses or fail to implement effective controls and procedures for our financial reporting, our ability to accurately and timely report our financial results could be adversely affected, which would likely adversely affect the value of our Common Stock.

The Company’s management is responsible for establishing and maintaining internal controls over financial reporting. Internal Control Over Financial Reporting is a process designed by and under the supervision of the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes under generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements following generally accepted accounting principles and that receipts and expenditures of the Company are being made only by authorizations of its management and Board; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and our chief financial officer, has not completed an effective assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2020, our internal control over financial reporting was not effective in detecting U.S. GAAP’s inappropriate application.

Management identified the following material weaknesses set forth below in our internal control over financial reporting:

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	With the acquisitions of IMT and Vislink, there are risks related to the timing and accuracy of integrating information from various accounting and ERP systems. The Company has experienced delays in receiving information promptly from its subsidiaries.

3.	The COVID-19 pandemic delayed integrating the accounting and finance functions, enacted workforce reduction, and resulted in the limitation of essential accounting personal.

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

The Company is continuing to remediate further the material weakness identified above as its resources permit. Despite the existence of these material weaknesses, the Company believes that the consolidated financial statements included in the period covered by this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with the U.S. generally accepted accounting principles.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. According to the SEC’s rules, the management’s report was not subject to attestation by the Company’s registered public accounting firm that permits the Company to provide only the management’s report in this Report.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our Common Stock.

Our amended and restated certificate of incorporation, as amended (“Certificate of Incorporation”), and our Bylaws contain provisions that could delay or prevent a change in our Company’s control. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	authorizing the Board to issue, without stockholder approval, preferred stock with rights senior to those of our Common Stock;
●	limiting the persons who may call special meetings of stockholders; and
●	requiring advance notification of stockholder nominations and proposals.

Also, the provisions of Section 203 of the DGCL govern us. These provisions may prohibit large stockholders, particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us for a specific time without our Board’s consent. These and other provisions in our Certificate of Incorporation and our Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our Common Stock and result in the market price of our Common Stock being lower than it would be without these provisions.

Although our products may not cause users technical issues, our business and reputation may be harmed if users perceive our solutions as the cause of a slow or unreliable network connection or a high-profile network failure.

We expect that our products will be in many different locations and user environments and can provide transmission of video, mobile broadband connectivity, and interference mitigation, among other applications. Our products’ ability to operate effectively can be negatively impacted by many different elements unrelated to our products. Although our products may not cause users technical issues, users often may perceive the underlying cause of our technology’s poor performance. This perception, even if incorrect, could harm our business and reputation. Similarly, a high-profile network failure may be caused by improper operation of the network or failure of a network component that we did not supply. Still, other service providers may perceive that our products were implicated, which, even if incorrect, could harm our business, operating results, and financial condition.

Our ability to sell our products will be highly dependent on the quality of our support and service offerings, and our failure to offer high-quality support and services would have a material adverse effect on our sales and results of operations.

Once our products are deployed, our channel partners and end-customers will depend on our support organization to resolve any issues relating to our products. A high level of support will be necessary for the successful marketing and sale of our products. In many cases, our channel partners will likely provide support directly to our end-customers. We will not have complete control over the quality of the support supplied by our channel partners. These channel partners may also support other third-party products, potentially distracting resources from support for our products. If our channel partners and we do not effectively assist our end-customers in deploying our products, succeed in helping our end-customers quickly resolve post-deployment issues or provide adequate ongoing support, our ability to sell our products to existing end-customers could be adversely affected, and our reputation with potential end-customers could be harmed. In some cases, we guarantee a certain performance level to our channel partners and end-customers, which could prove resource-intensive and expensive for us to fulfill if unforeseen technical problems were to arise.

We may fail to recruit and retain qualified personnel.

We expect to rapidly expand our operations and grow our sales, development, and administrative functions. This expansion is expected to place a significant strain on our management and require hiring a considerable quantity of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies for qualified personnel in the areas of our activities. Suppose we fail to identify, attract, retain and motivate this highly skilled personnel. In that case, we may be unable to continue our marketing and development activities, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our executive officers because of their expertise and experience in the telecommunications industry. We have agreements with our executive officers containing customary non-disclosure, non-compete, confidentiality, and assignment of inventions provisions. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results.

We purchase some components, subassemblies, and products from a limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.

We sometimes rely on third-party components and technology to build and operate our products, and, until full integration with IMT and VCS, we may rely on our contract manufacturers to obtain the components, subassemblies, and products necessary for the manufacture of our products. Shortages in components that we use in our products are possible, and our ability to predict such components’ availability is limited. While components and supplies are generally available from various sources, our contract manufacturers and we currently depend on a single or limited number of suppliers for several components for our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us, and we were unable to replace them cost-effectively, or at all, our ability to provide our products would be impaired. Our contract manufacturers and we generally rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, our contract manufacturers and we may not secure sufficient components at reasonable prices or acceptable quality to build our products on time. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results, and financial condition.

We do not have long-term contracts with our existing contract manufacturers. The loss of any of our current contract manufacturers could have a material adverse effect on our business, operating results, and financial condition.

We do not have long-term contracts with our existing contract manufacturers. If any of our current contract manufacturers are unable or unwilling to manufacture our products in the future, the loss of such contract manufacturers could have a material adverse effect on our business, operating results, and financial condition.

Our intellectual property protections may be insufficient to safeguard our technology adequately.

Our success and ability to compete effectively are, in large part, dependent upon proprietary technology that we have developed internally. Given the rapid pace of innovation and technological change within the wireless and broadband industries, our personnel, consultants, and contractors’ technical and creative skill and ability to develop, enhance, and market new products and upgrades to existing products are critical to continued success. We rely primarily on patent laws to protect our proprietary rights. As of March 1, 2021, in the United States, we have 36 patents granted, no patent applications pending, and no provisional applications pending. Internationally, we have 12 patents granted and no patent applications pending. There can be no assurance that patents awaiting, or future patent applications will be issued or that we would have the resources to protect any such issued patent from infringement if issued.

Further, we cannot patent much of the technology that is important to our business. To date, we have relied on copyright, trademark, and trade secret laws, as well as confidentiality procedures, non-compete and/or work for hire invention assignment agreements, and licensing arrangements with our employees, consultants, contractors, customers, and vendors, to establish and protect our rights to this technology and, to the best extent possible, control the access to and distribution of our technology, software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is challenging. There can be no assurance that the steps we take will prevent misappropriation of or prevent unauthorized third parties from obtaining or using the technology we rely upon. Also, adequate protection may be unavailable or limited in some jurisdictions. Litigation may be necessary for the future to enforce or protect our rights.

We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred for monitoring, protecting, and defending our intellectual property rights could adversely affect our business.

Competitors and others may infringe on our intellectual property rights or allege that we have infringed on theirs. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses in protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could hurt our future cash flows and results of operations. If we are found to infringe on others’ rights, we could be required to discontinue offering certain products or systems, pay damages, or purchase a license to use the intellectual property in question from its owner. Litigation can also distract management from the day-to-day operations of the business.

Enforcement of our intellectual property rights abroad, particularly in China, is limited, and it is often difficult to protect and enforce such rights.

Patent protection outside the United States is generally not as comprehensive as in the United States and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if patents are granted outside the United States, effective enforcement in those countries may not be available. Many companies have encountered substantial intellectual property infringement in countries where we sell, or intend to sell, products or have our products manufactured.

In particular, the legal regime relating to China’s intellectual property rights is limited, and it is often difficult to protect and enforce such rights. The regulatory scheme for implementing China’s intellectual property laws may not be as developed as other countries’ regulatory schemes. Any advancement of an intellectual property enforcement claim through China’s regulatory system may require an extensive amount of time, allowing intellectual property infringers to continue mostly unimpeded, to our commercial detriment in the Chinese and other export markets. Also, rules of evidence may be unclear, inconsistent, or difficult to comply with, making it difficult to prove infringement of our intellectual property rights. As a result, enforcement cases involving technology, such as copyright infringement of software code, or unauthorized manufacture or sale of products containing patented inventions, may be difficult or not possible to sustain.

These factors may make it increasingly complicated for us to enforce our intellectual property rights against parties misappropriating or copying our technology or products without our authorization, allowing competing enterprises to harm our business in the Chinese or other export markets by affecting the pricing for our products, reducing our sales and diluting our brand or product quality reputation.

The intellectual property rights of others may prevent us from developing new products or entering new markets.

The telecommunications industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products and expand into new markets that may be created. Therefore, our success depends on our ability to continually adapt our products and systems to incorporate new technologies and expand into markets that new technologies may create. If technologies are protected by others’ intellectual property rights, including our competitors, we may be prevented from introducing new products or expanding into new markets created by these technologies. If others’ intellectual property rights prevent us from taking advantage of innovative technologies, our financial condition, operating results, or prospects may be harmed.

We may be subject to infringement claims in the future.

We may be unaware of filed patent applications and issued patents that could include claims covering our products. Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell or supply our products or license our technology and could cause us to pay substantial royalties, licensing fees, or damages. The defense of any lawsuit could divert management’s efforts and attention from ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. These outcomes may (i) require us to stop selling products or using technology that contains the allegedly infringing intellectual property; (ii) need us to redesign those products that have the allegedly infringing intellectual property; (iii) require us to pay substantial damages to the party whose intellectual property rights we may be found to be infringing; (iv) result in the loss of existing customers or prohibit the acquisition of new customers; (v) cause us to attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all; (vi) materially and adversely affect our brand in the market place and cause a substantial loss of goodwill; (vii) cause our stock price to decline significantly; (viii) materially and adversely affect our liquidity, including our ability to pay debts and other obligations as they become due; or (ix) lead to our bankruptcy or liquidation.

We rely on the availability of third-party licenses. If these licenses are available to us only on less favorable terms or not at all in the future, our business and operating results would be harmed.

We have incorporated third-party licensed technology into our products. It may be necessary to renew licenses relating to various aspects of these products or seek additional licenses for existing or new products. There can be no assurance that the required licenses will be available on acceptable terms or at all. The inability to obtain specific licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in product releases until such time, if ever, as equivalent technology could be identified, licensed or developed and integrated into our products and might have a material adverse effect on our business, operating results and financial condition. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.

Our customers could also become the target of litigation relating to others’ patents and other intellectual property rights.

Any litigation relating to others’ intellectual property rights could trigger technical support and indemnification obligations in-licenses or customer agreements that we may enter. These obligations could result in substantial expenses, including the payment by us of costs and damages relating to intellectual property infringement claims. In addition to the time and expense required for us to provide support or indemnification to our customers, any such litigation could disrupt our customers’ businesses, which could hurt our relationships with such customers and cause the sale of our products to decrease. No assurance can be given that indemnification claims will not be made or that if made, such claims would not have a material adverse effect on our business, operating results, or financial conditions.

We expect to base our inventory purchasing decisions on our forecasts of customers’ demand, and if our forecasts are inaccurate, our operating results could be materially harmed.

As our customer base increases, we expect to place orders with our contract manufacturers based on our customers’ demand forecasts. Our forecasts will be based on multiple assumptions, each of which may cause our estimates to be inaccurate, affecting our ability to provide products to our customers. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to rush the manufacture and delivery of other products. If we underestimate customers’ demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may purchase more inventory than we can sell at any given time or at all. Also, we grant our distributors stock rotation rights, which require us to accept stock back from a distributor’s inventory, including obsolete inventory. As a result of our failure to correctly estimate the demand for our products, we could have excess or obsolete inventory, resulting in a decline in our inventory value, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage inventory relative to demand would adversely affect our operating results.

If our technology did not work and planned or are unsuccessful in developing and selling new products or penetrating new markets, our business and operating results would suffer.

Our success and ability to compete depend on technology that we have developed or may develop in the future. There is a risk that the technology that we have developed or may develop may not work as intended or that the marketing of the technology may not be as successful as anticipated. Further, the markets in which our customers and we compete or plan to compete are characterized by regularly and rapidly changing technologies and technological obsolescence. Our ability to compete successfully depends on our ability to design, develop, manufacture, assemble, test, market, and support new products and enhancements on a timely and cost-effective basis to keep pace with market needs and satisfy customers’ demands. A fundamental shift in technologies in any of our target markets could harm our competitive position within these markets. Our failure to anticipate these shifts, develop new technologies, or react to changes in existing technologies could materially delay our development of new products, resulting in product obsolescence, decreased revenue, and a loss of customer wins to our competitors. New technologies and products generally require substantial investment and require long development and testing periods before they are commercially viable. We intend to continue to make significant investments in developing new technologies and products, and it is possible that we may not successfully be able to build or acquire new products or product enhancements that compete effectively within our target markets or differentiate our products based on functionality, performance or cost and that our latest technologies and products will not result in meaningful revenue. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers. Any technical flaws in product releases could diminish our products’ innovative impact and harm customer adoption and our reputation. If we fail to introduce new products that meet our customers’ demands or target markets or do not achieve market acceptance, or fail to penetrate new markets, our revenue will not increase over time, and our operating results and competitive position would suffer.

Computer malware, viruses, hacking, and phishing attacks could harm our business and operations results.

Computer malware, viruses, computer hacking, and phishing attacks have become more prevalent in our industry and may occur in our future systems. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to attract and retain customers.

If we do not effectively manage our business changes, these changes could significantly strain our management and operations.

Our ability to grow successfully requires an effective planning and management process. Our business’s expansion and growth could significantly strain our management systems, infrastructure, and other resources. To manage our growth successfully, we must continue improving and expanding our systems and infrastructure quickly and efficiently. Our controls, systems, procedures, and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, this could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Our exposure to our customers’ credit risks may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

We may encounter difficulty collecting accounts receivable in our sales to customers and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions may impact some of our customers’ ability to pay their accounts payable. While we will attempt to monitor these situations carefully and try to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur.

Demand for our defense-related products and products for emergency response services depends on government spending.

The U.S. military market is mainly dependent upon government budgets, particularly the defense budget. The funding of government programs is subject to Congressional appropriation. Although multi-year contracts may be authorized in connection with significant procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, programs are often only partially funded, and additional funds are committed as Congress makes further appropriations. No assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business. A decrease in levels of defense spending or the government’s termination of, or failure to fully fund, one or more of the contracts for which our products may be utilized could have a material adverse effect on our financial position and results of operations.

Our products’ sale to local municipalities for emergency response services depends on government spending allocated to such areas. There can be no assurance that government spending will be assigned to emergency response services at a level that would benefit our business. A decrease in levels of government spending for emergency response services, or the government’s termination of, or failure to fully fund, one or more of the contracts for which our products may be utilized concerning emergency response services, could have a material adverse effect on our financial position and results of operations.

Our failure to obtain and maintain required certifications could impair our ability to bid on defense contracts.

To participate in specific government programs, we could be required to obtain and maintain quality certification and specific standards for Department of Defense wireless security, such as certification by the Joint Interoperability and Test Command and meet production standards to be eligible to bid on government contracts. If we fail to maintain these certifications or any additional certification that may be required, we will be ineligible to bid for contracts that may impair our financial operations and, consequently, our ability to continue the business.

Regulation of the telecommunications industry could harm our operating results and future prospects.

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on intellectual property networks, but future regulations could include sales taxes and tariffs in previously unregulated areas and provider access charges. We could be adversely affected by regulation of intellectual property networks and commerce in any country where we market equipment and services to service or content providers. Rules governing the range of services and business models that service providers or content providers can offer could adversely affect those customers’ needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission (“FCC”) has issued regulations governing aspects of fixed broadband networks and wireless networks. These regulations might impact service provider and content provider business models and providers’ needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing regulations relating to cybersecurity, privacy, and data protection, which could affect the market and requirements for networking and security equipment.

Environmental regulations relevant to electronic equipment manufacturing or operations may adversely impact our business and financial condition. For instance, the European Union has adopted electronic waste, e-waste, e-scrap, or waste electrical and electronic equipment, Restriction of the Use of Certain Hazardous Substances and Registration, Evaluation, Authorization, and Restriction of Chemicals. Furthermore, some governments have regulations prohibiting government entities from purchasing security products that do not meet specified indigenous certification criteria even though those criteria may conflict with accepted international standards. Similar regulations are in effect or under consideration in several jurisdictions where we do business.

The adoption and implementation of such regulations could decrease demand for our products, increase the cost of building and selling our products and impact our ability to ship products into affected areas, and recognize revenue on time. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Industry

Our industry is subject to rapid technological change, and we must make substantial investments in new products, services, and technologies to compete successfully.

New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make significant investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. Our future success will depend on our ability to continue developing and introducing new products, technologies, and enhancements on a timely basis. Our future success will also depend on our ability to keep pace with technological developments, protect our intellectual property, satisfy customer requirements, meet customer expectations, price our products and services competitively, and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technologies, and products and technologies currently under development, obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements or experience any significant delays in development, introduction, or shipment of our products and technologies in commercial quantities, demand for our products and our customers’ and licensees’ products that use our technologies could decrease, and our competitive position could be damaged.

Our stock price may be volatile, and you may not be able to resell shares of our Common Stock at or above the price you paid.

Our Common Stock trading price could be highly volatile and could be subject to wide fluctuations in response to various factors, including factors beyond our control. These factors include those discussed in the other “Risk Factors” section of this Report on Form 10-K.

Also, the stock markets in general and the markets for telecommunication stocks have experienced volatility. These broad market fluctuations may adversely affect the trading price or liquidity of our Common Stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the case, and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

New regulations or standards or changes in existing laws or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations, and future sales, and could place additional burdens on the operations of our business.

Our products may be subject to governmental regulations in a variety of jurisdictions. To achieve and maintain market acceptance, our technology and products will have to comply with these regulations and a significant number of industry standards. In the United States, our technology and products will have to comply with various FCC rules and others. We may also have to comply with similar international regulations. For example, our wireless communication products operate through the transmission of radio signals, and radio emissions are subject to regulation in the United States and other countries in which we intend to do business. In the United States, various federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the FCC, the Occupational Safety and Health Administration, and various state agencies, have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions and chemical substances and use standards.

As these regulations and standards evolve, and if new regulations or standards are implemented, we may be required to modify our technology or products or develop and support new versions of our technology or products. Our compliance with these regulations and standards may become more burdensome. The failure of technology or our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay the introduction of our technology or products, which could harm our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or end-customers may require us, or we may otherwise deem it necessary or advisable, to alter our technology or products to address actual or anticipated changes in the regulatory environment. Our inability to change our technology or products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results, and financial condition.

Regulation of Voice over Internet Protocol (“VoIP”) services is developing and therefore uncertain, and future legislative, regulatory or judicial actions could adversely affect our business.

VoIP services have developed in an environment mostly free from government regulation. However, the United States and other countries have begun to assert regulatory authority over VoIP and evaluate how VoIP will be regulated in the future. Both the application of existing rules to us and our prospective customers and the effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could hurt our business. Also, future regulatory developments could increase our cost of doing business and limit its growth.

Compliance with environmental, health, and safety laws and regulations, including new regulations requiring higher standards, may increase our costs, limit our ability to utilize supply chains, and force design changes to our products.

Our operations are subject to various environmental, health, and safety laws and regulations and equivalent local, state, and regulatory agencies in each jurisdiction we currently operate or may operate in the future. Our products’ manufacturing uses substances regulated under various federal, state, local laws and regulations governing the environment and worker health and safety. If we, including any contract manufacturers that we may employ, do not comply with these laws, including any new regulations, such non-compliance could reduce our products’ net realizable value, which would result in an immediate charge to our income statements. Our non-compliance with such laws could also negatively impact our operations and financial position as a result of fines, penalties that may be imposed on us, and increase the cost of mandated remediation or delays to any contract manufacturers we may utilize; thus, we may suffer a loss of revenues, be unable to sell our products in specific markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Costs to comply with current laws and regulations and/or similar future laws and regulations, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs, and insurance costs. We cannot assure you that the costs to comply with these new laws or with current and future environmental and worker health and safety laws will not have a material adverse effect on our business, operating results, and financial condition.

Governmental regulations affecting the import or export of products or affecting products containing encryption capabilities could negatively affect our revenues.

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export some technologies, especially encryption technology. Also, governmental agencies have proposed additional regulation of encryption technology from time to time, such as requiring certification, notifications, review of source code, or the escrow and governmental recovery of private encryption keys. For example, Russia and China recently have implemented new requirements relating to products containing encryption, and India has imposed special warranties and other obligations associated with technology deemed critical. Governmental regulation of encryption or IP networking technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales prospects and adversely affect our revenue expectation. Failure to comply with such regulations could result in penalties, costs, and restrictions on import or export privileges or adversely affect sales to government agencies or government-funded projects.

If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products and our licensees and customers may decrease.

Concerns over the effects of radiofrequency emissions, even if unfounded, may have the effect of discouraging the use of wireless devices, which may decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radiofrequency emissions from radio equipment, including wireless phones and other wireless devices. Interest groups have also requested that the FCC investigate claims that wireless communication technologies pose health concerns and cause interference with airbags, hearing aids, and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with wireless devices while driving. Any legislation that may be adopted in response to these expressions of concern could reduce demand for our products and those of our licensees and customers in the United States and foreign countries.

General Risk Factors

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our Common Stock to decline in value.

From time to time, we provide preliminary financial results or forward-looking financial guidance to our investors. Such statements are based on our current views, expectations, and assumptions. They involve known, unknown risks and uncertainties that may cause actual results, performance, achievements, or share prices to be materially different from any future results, performance, achievements, or share prices expressed or implied by such statements. Such risks and uncertainties include, among others, changes to the assumptions used to forecast or calculate such guidance or expectations or the occurrence of risks related to our performance and our business, including those discussed in these risk factors, among others. Any failure to meet any financial guidance or expectations regarding our future performance could harm our reputation and cause our stock price to decline.

The requirements of being a U.S. public company may strain our resources and divert management’s attention.

As a U.S. public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports concerning our business and operating results.

As a result of the disclosure of information filing, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to fix them, could divert resources of our management and harm our business and operating results.

If our Common Stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted several rules to regulate “penny stock” that restrict transactions involving stock deemed penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if the exchange or system provides current price and volume information concerning transactions in such securities). Our shares of Common Stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares of Common Stock and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth above $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction before a sale unless the broker-dealer or the transaction is otherwise exempt. Also, the “penny stock” regulations require the U.S. broker-dealer to deliver, before any transaction involving a “penny stock,” a disclosure schedule prepared under SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information concerning the “penny stock” held in a customer’s account and information for the limited market in “penny stocks.”

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such practices include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to the desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to dictate the market’s behavior or broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established concerning our securities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Common Stock adversely, our share price and trading volume could decline.

The trading market for our shares of Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our Common Stock adversely or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which could cause our Common Stock price or trading volume to decline.

Future impairment charges could have a material adverse effect on our financial condition and results of operations.

We are required to test our finite-lived intangible assets for impairment if events occur, or circumstances change that would indicate the remaining net book value of the finite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a considerable portion of our business, potential government actions and other factors. If our finite-lived intangible assets’ fair value is less than their book value in the future, we could be required to record impairment charges. The amount of any future impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with the U.S. generally accepted accounting principles requires our management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts, and the valuation of the assets and liabilities acquired by us.

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, stock incentive plans and upon the exercise of outstanding securities exercisable for shares of our Common Stock, could result in substantial additional dilution of our stockholders, cause our stock price to fall and adversely affect our ability to raise capital.

We will require additional capital to continue to execute our business plan and advance our research and development efforts. To the extent that we raise additional capital through the issuance of additional equity securities and the exercise of outstanding warrants, our stockholders may experience substantial dilution. We may sell shares of preferred stock or Common Stock in one or more transactions at prices that may be at a discount to the then-current market value of our Common Stock and on such other terms and conditions as we may determine from time to time. Any such transaction could result in substantial dilution of our existing stockholders. If we sell shares of our Common Stock in more than one transaction, stockholders who purchase our Common Stock may be materially diluted by subsequent sales. Such sales could also cause a drop in the market price of our Common Stock. The issuance of shares of our Common Stock in connection with public or private financing, in connection with our compensation programs, and upon exercise of outstanding warrants will have a dilutive impact on our other stockholders, and the issuance, or even potential issuance, of such shares, could hurt the market price of our Common Stock.

The exercise of stock options, warrants, and other securities could also cause our stockholders to experience substantial dilution. In addition to warrants issued in 2018, 2019, and 2020, in February 2021, we issued warrants to purchase up to 9,090,910 shares of our common stock. Moreover, holders of our stock options and warrants are likely to exercise them, if ever, at a time when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants. Such exercises, or the possibility of such exercises, may impede our efforts to obtain additional financing by selling additional securities or making such financing more costly. It may also reduce the price of our Common Stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Hackettstown, New Jersey

The location of our headquarters is in Hackettstown, New Jersey. On April 28, 2020, the Company negotiated two new leases for office and storage space, which expired on April 29, 2020. We negotiated the previous multi-year lease agreement to a one-year term with the new lease agreement’s effective date stated as May 1, 2020, expiring on April 30, 2021. The total annual rent under these leases is approximately $239,000.

Billerica, MA

On January 20, 2020, the Company terminated its former lease agreement. On January 24, 2020, the Company negotiated a new lease agreement with the landlord at our Billerica location, decreasing square footage required to 8,204 from 39,327 square feet or approximately 79%. The new lease agreement’s effective date is on March 24, 2020, expiring on December 31, 2026. The total annual rent under this lease is approximately $95,000.

Singapore

On July 3, 2020, the Company negotiated a new lease agreement with the landlord, maintaining 950 square feet. The new lease agreement’s effective date is August 10, 2020, expiring on August 9, 2023. The total annual rent under this lease is approximately $30,500.

Hemel, United Kingdom

Under the original lease agreement dated April 28, 2017, a “break clause” signifying a “break date” of October 28, 2020, sighted the following: the Company may terminate this lease on the “break date” by giving the landlord such notice within six months of the “break date.” At the lease’s commencement, it was not reasonably sure if the Company will exercise its right by the break clause’s date. These measures upheld the determination of the lease’s noncancellable period upon the adoption of ASC 842 on January 1, 2019. The remaining lease term of 22 months helped facilitate calculating the remaining lease payments’ net present value assigned to the right-of-use asset and operating lease liability upon the adoption date. Neither party exercised their unilateral termination rights by the “break date,” triggering a lease extension. Both parties’ inaction creates new enforceable rights and obligations in the extended period ending on the lease agreement term of October 27, 2023. The total annual rent under this lease is approximately $175,000.

Colchester, UK

The original lease agreement was assigned to the Company on February 2, 2017, for 16,000 square feet, with the initial lease commencing on March 25, 2007, and expiring on March 24, 2025. The total annual rent under this lease is approximately $275,000.

Item 3. Legal Proceedings

We are not currently a party to any material litigation, nor are we aware of any pending or threatened litigation against us that we believe would materially affect our business, operating results, financial condition, or cash flows. Our industry’s characterization faces frequent claims and litigation, including securities litigation, claims regarding patent and other intellectual property rights, and other liability claims. As a result, we may be involved in various legal proceedings from time to time in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

The listing of our common stock shares is on the Nasdaq Capital Market under the symbol “VISL.”

Holders

As of March 29, 2021, there were 45,652,249 shares of common stock outstanding and approximately 39 shareholders of record.

The number of beneficial holders of our shares is substantially larger than the number of stockholders of record. The common stock shares held by depositories, brokers, and other nominees substantially exceed the number of stockholders of record. The Company’s transfer agent and registrar are Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2020, and to date in the current fiscal year, we sold the following unregistered securities:

Issuances	# Of Shares	Date

Grant of time-based options to Carleton M. Miller, made outside of the Company’s existing equity compensation plans, in connection with his appointment as Chief Executive Officer of the Company	359,247 (upon exercise of options)	January 22, 2020

Grant of performance-based options to Carleton M. Miller, made outside of the Company’s existing equity compensation plans, in connection with his appointment as Chief Executive Officer of the Company	250,000 (upon exercise of options)	January 22, 2020

Grant of time-based options to Michael Bond, made outside of the Company’s existing equity compensation plans, in connection with his appointment as Chief Financial Officer of the Company	135,168 (upon exercise of options)	February 27, 2020

Grant of restricted stock performance-based units to Michael Bond, made pursuant to the Company’s 2013 Long-Term Incentive Plan	368,715 (upon exercise of units)	December 31, 2020

Grant of restricted stock time-based/performance-based units to Carleton M. Miller, made pursuant to the Company’s 2013 Long-Term Incentive Plan	1,497,330 (upon exercise of units)	March 3, 2021

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The recipients of securities in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and option agreements issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Item 6. Selected Financial Data

There is no requirement to include the disclosures required under Item 6 as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to various factors, including the impact of the COVID-19 pandemic and those other factors discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year-end is December 31.

Overview

Vislink is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the scene of the action to the viewing screen. Vislink provides solutions for the collection of live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

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

Industry-wide contributors acknowledge Vislink’s live broadcast solutions. The transmission of a vast majority of all outside wireless broadcast video content uses our equipment, with over 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Vislink wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

MILITARY AND GOVERNMENT:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet the operational and industry challenges of surveillance and defense markets. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing a standard international protocol, I.P., platform, and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to the law enforcement and public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas that include established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

SATELLITE COMMUNICATIONS:

Over 30 years of technical expertise supports Vislink’s satellite solutions. These solutions aim to ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters alike.

COVID-19 Update

In early March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, reaching nearly all countries and territories worldwide with confirmed cases of COVID-19 in addition to a high concentration of cases in the United States and many other countries in which we and our customers, vendors, and partners operate. Also, in early 2021, new potentially more contagious variants of the virus have emerged. The rapid spread of the virus and the new variants has given rise to authorities worldwide periodically implementing and relaxing several measures to contain the virus, such as travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures. These containment actions have been in effect from time to time in various countries and territories. Prospects are that a substantial negative impact on businesses around the world and global, regional, and national economies will endure.

We are carefully monitoring the influence of the ongoing COVID-19 pandemic on all aspects of our business. In conjunction with the ongoing impact of pre-pandemic vendor supply chain constraints and liquidity issues, we believe that the COVID-19 pandemic has an adverse effect on our business and operations, financial condition, and cash flow, which management has attempted to mitigate through its strategic initiative plan as described elsewhere in this Report. However, the progression of the pandemic is uncertain, rapidly changing, and hard to predict. For example, after the pandemic’s initial spread during the spring of 2020, many countries began loosening containment measures in the summer. Still, the rapid escalation of infection rates, as well as the discovery of new variants of the virus, in North America, Europe, South Africa, and other regions during the fall and winter of 2020 and early 2021, has led and is expected to continue to lead, to an increase in containment measures in certain of those countries and territories. As a result, the broader implications of the COVID-19 pandemic on our business and operations and our financial results continue to be uncertain. The extent and sternness of the economic dip from the ongoing COVID-19 pandemic may undesirably affect our business and operations, results of operations, financial condition, and cash flows.

To date, the COVID-19 pandemic has impacted our employees, our network, and our customers in several ways, and this impact could worsen if and to the extent the pandemic continues or becomes more severe.

● Our Employees. Our top priority during the COVID-19 pandemic is protecting our employees’ health and safety around the world. As the COVID-19 pandemic expanded globally during the spring of 2020, we activated our strategic initiative plan and transitioned a significant number of our employees to a fully remote working environment in nearly all of our locations worldwide and restricted almost all business travel. Throughout the pandemic, our goal has been to ensure that our employees feel safe and secure while having the flexibility and resources necessary to perform their jobs effectively. These efforts have included providing additional equipment to employees for working remotely and providing various benefits to promote our employees’ physical and mental well-being. We believe our employees have been able to remain productive during the COVID-19 pandemic and that our operations have not been materially impacted by our employees primarily working on a remote basis. Still, the continuation of the pandemic will place strains on our employees. As the pandemic’s progression continues, we will continue to monitor and follow guidance from authorities and health officials in the locations where we operate and modify our working environments around the world appropriately. Our financial condition and operating results could be materially and adversely affected, decrease productivity, harm our company cultures, or negatively affect our business, to the extent of current or future actions.

● Our Network. The change in everyday behavior caused by the COVID-19 pandemic during the year ended December 31, 2020, has resulted in an increased reliance on the Internet, increased Internet traffic, and a geographic migration of Internet traffic from office-focused areas (like city centers and business parks) to more residential areas (like suburbs and outlying towns). We believe that traffic on the Internet and on our network that we use to provide our products to our customers worldwide will remain elevated while the isolation mandates across the globe stay in place or where significantly greater numbers of workers continue remote work than was the case before the pandemic. The periodically lifting of isolation mandates impose an uncertainty about the impact on Internet traffic levels and work locations as more workers begin to return to working in office environments instead of remotely.

● Our Customers. The COVID-19 pandemic and the measures taken by governments worldwide to contain the spread of COVID-19 are materially and adversely impacting many of our current and potential customers. This impact has negatively impacted our business operations, results of operations, financial condition, and cash flows. Depending on the pandemic’s future progression, we may experience a future slowing in our collections of outstanding accounts receivables from some of our customers. We will work harmoniously with our existing customer base to ameliorate any negative impacts. The concentration of our sales efforts on industries that are more insulated from the fiscal impact is an option of our marketing strategy. However, there can be no assurance that these efforts will be successful.

For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, and otherwise, please refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth the items in the consolidated statements of operations of the financial statements included herewith for the fiscal years ended December 31, 2020, and 2019 (in thousands).

	For the Years Ended
	December 31,
	2020	2019
Revenue	$22,882	$28,942
Cost of revenue and operating expenses
Cost of components and personnel	13,867	15,741
Inventory valuation adjustments	415	4,705
General and administrative expenses	17,024	20,099
Gain on lease termination	(21)	—
Research and development	2,698	3,232
Loss on abandonment of property and equipment	680	—
Impairment of inventory	3,801	—
Impairment of right-of-use assets	895	—
Amortization and depreciation	1,411	2,365
Total cost of revenue and operating expenses	40,770	46,142
Loss from operations	(17,888)	(17,200)
Other income (expenses)
Changes in fair value of derivative liabilities	8	1,064
Gain (loss) on conversion of debentures	—	(33)
Gain on settlement of related party obligations	331	—
Gain on settlement of debt	90	—
Other income	5	—
Interest expense, net	(121)	(1,878)
Total other income (expenses)	313	(847)
Net loss	$(17,575)	$(18,047)

Revenue

The revenues ended December 31, 2020, and 2019 were $22.9 million and $28.9 million, respectively, representing a $6.0 million or 21% decrease. The Company experienced a decline in revenue of approximately $3.9 million in North America, $2.2 million in Asia, and $0.3 million in South America. Revenue increased approximately $0.2 million for Europe and $0.2 million for the rest of the world market, respectively, offsetting these declines.

During the year ended December 31, 2020, we witnessed a slide in sales due to our customer’s experiencing the consequences in the international marketplace because of the COVID-19 pandemic, such as “shelter-in-place” mandates, school closures, consumer behavior changes (like social distancing), and other government intervention. These conditions could have a sustaining undesirable influence on an entity’s financial condition and results.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

The cost of components and personnel for the years ended December 31, 2020, and 2019 were $13.9 million and $15.7 million, respectively, representing a decrease of $1.8 million or 12%. The decline is in correlation with the reduction of revenue. Anticipated results in 2021, under the Company’s product rationalization program, should minimize volatility.

Inventory Valuation Adjustments

Inventory valuation adjustments are tools used to determine inventory measurement at lower-of-cost-or-market or lower-of-cost-and-net realizable value. For the years ended December 31, 2020, and 2019 inventory valuation adjustments amounted to $0.4 million and $4.7 million, representing a decrease of $4.3 million or 92%. The decline is attributable discontinuance of specific product lines under the Company’s strategic initiative plan.

General and Administrative Expenses

General and administrative expenses are costs incurred in operating the business daily and include salary and benefit expenses, including stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, travel and expenses associated with being a public company.

For the years ended, general and administrative expenses ended December 31, 2020, and 2019 were $17.0 million and $20.1 million, respectively, representing a decrease of $3.1 million or 15%.

The reduction is primarily attributable to a decline of $1.8 million of salaries and benefits, $1.5 million of stock-based compensation, and $0.5 million each for rent and utilities, travel and management, and management fees. An increase of $0.6 million in miscellaneous expenses, $0.5 million in legal fees, and $0.5 million in costs in maintaining a publicly held company offset the reduction.

We executed a strategic initiative in early 2020 in mitigation of the potential impact of the COVID-19 pandemic. The program included proactive spending reductions to improve liquidity, including a partial workforce reduction, the furlough of employees, reduced discretionary spending, revealing notable savings in the Company’s general and administrative expenses illustrated above.

We remain uncertain of the extent of the COVID-19 pandemic’s future impact on our operations or whether it will result in business disruptions and the possible severity. It is indeterminable to assess the duration or lasting impact the pandemic will have on the economy. With vaccinations underway, new vaccines receive emergency approval from the FDA, emphasizing workforce safety and security, cost management, and enterprise agility will continue.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation and payroll taxes and prototypes, facilities, and travel costs.

For the years ended, research and development expenses ended December 31, 2020, and 2019 were $2.7 million and $3.2 million, respectively, representing a decrease of $0.5 million or 16%. The reduction is primarily attributable to a reduction of $0.7 million in salaries and benefits, offset by an increase of $0.2 of miscellaneous research costs.

We executed a strategic initiative in early 2020 in mitigation of the potential impact of the COVID-19 pandemic. The program included proactive spending reductions to improve liquidity, including a partial workforce reduction, the furlough of employees, reduced discretionary spending, revealing notable savings in the Company’s research and development expenses illustrated above.

We remain uncertain of the extent of the COVID-19 pandemic’s future impact on our operations or whether it will result in business disruptions and the possible severity. It is indeterminable to assess the duration or lasting impact the pandemic will have on the economy. With vaccinations underway, new vaccines receive emergency approval from the FDA, emphasizing workforce safety and security, cost management, and enterprise agility will continue.

Impairment

The Company recorded impairments related to inventory and right-of-use assets operating leases in the amounts of $3.8 million and $0.9 million for the years ended December 31, 2020, and none for inventory and right-of-use assets operating leases each for the year ended December 31, 2019, respectively. It included discontinuing product lines and evaluating existing leased facilities selecting to vacate and fuse specific sites.

Amortization and Depreciation

Amortization and depreciation expenses for the years ended December 31, 2020, and 2019 were $1.4 million and $2.4 million, respectively, representing a decrease of $1.0 million or 42%. The reduction is primarily due to Company assets being impaired or fully depreciated in current and prior years.

Loss on the abandonment of property and equipment

The loss on property and equipment abandonment for the years ended December 31, 2020, and 2019 were $0.7 million and $-0-, respectively, representing an increase of $0.7 million or 100%. The increase is primarily due to management’s strategic initiative plan of vacating and consolidating specific facilities.

Other (Expense) Income

Significant Other (Expense) Income items for the years ended December 31, 2020, and 2019, respectively, were:

Changes in Fair Value of Derivative Liabilities

The measurement of the change in fair value of derivative liabilities for the years ended December 31, 2020, and 2019 were $-0- million and $1.1 million, respectively, representing a decrease of $1.1 million or 100%. This fluctuation is mainly a lower quantity of outstanding warrants and the volatility of our stock price.

Interest expense

Interest expense for years ended December 31, 2020, and 2019 were $0.1 million and $1.9 million, respectively, representing a decrease of $1.8 million or 95%. The decline is attributable to the payoff of approximately $6.3 million of convertible promissory notes in the fiscal year 2019.

Net Loss

Net losses for the years ended December 31, 2020, and 2019 were $17.6 million and $18.0 million, respectively, representing a decrease of $0.4 million or 2%.

The reduction in the Company’s net loss has been due in part to the Company’s implementation of cost-saving strategic initiatives in response to uncertainties of the economic climate brought on by the COVID-19 pandemic. Even with vaccinations underway, new vaccine development, and approval, management is uncertain about the predictability of future events caused by the pandemic. The Company will continue to attempt to mitigate unexpected conditions brought by the future influence of the COVID-19 pandemic, domestically and worldwide.

Liquidity and Capital Resources

The Company incurred a loss from operations of approximately $17.9 million and cash used in operating activities of $14.4 million for the year ended December 31, 2020. The Company had $7.7 million in working capital, $270.1 million in accumulated deficits, and $5.2 million of cash on hand as of December 31, 2020. Additionally, as of April 14, 2021, our cash on hand is approximately $59.3 million.

The COVID-19 pandemic and interrelated economic uncertainties continue to create significant volatility. To mitigate any concern that the Company may not have the ability to continue as a going concern, the Company activated liquidity preservation arrangements intended to alleviate uncertainty about our potential to fund operations.

Strategic Initiatives

The Company activated liquidity preservation actions in late March and early April of the fiscal year 2020, including:

● Implementation of proactive spending reductions to improve liquidity, including a partial workforce reduction, the furlough of employees, reduced discretionary spending, resulting in a projected annual savings of approximately $5.0 million.

● Effective May 1, 2020, the Company entered into new lease arrangements at two recent locations in Hackettstown, NJ, on a 90-day cycle for each site, effectively lowering rental fees by approximately 81%.

Paycheck Protection Program (“PPP”) and Liquidity

Further, we benefited from the support afforded to us under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provided temporary relief related to maintaining payroll and some overhead expenses through the period of emergency. The stated goal is to keep workers paid and employed during the period of the crisis. The Company received approximately $1.2 million on April 10, 2020, under the PPP sponsorship, in the form of a promissory note, as discussed further in Note 10.

Capital-raising events

The Company has been able to raise funds as follows successfully:

●	On February 14, 2020, the Company closed on an equity financing and received gross proceeds of approximately $5,998,000, less offering costs of $712,000 for net proceeds of $5,286,000. The Company issued 2,074,167 shares of common stock, 2,074,167 warrants to purchase 1,555,625 shares of Common Stock, 2,471,200 pre-funded warrants with each pre-funded warrant exercisable for one share of Common Stock, together with 2,471,200 Warrants to purchase 1,853,400 shares of Common Stock.

●	On May 5, 2020, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) and declared effective on May 13, 2020. During the year ended December 31, 2020, the Company’s access to the shelf registration features effected the issuance of 6,508,860 shares of common stock, receiving gross proceeds of approximately $12,548,000, less offering costs of $488,000 for net proceeds of $12,060,000.

●	As described in Note 20 (Subsequent Events), the Company raised approximately $12,663,000, less offering costs of 392,000 for net proceeds of $12,271,000 between January 1, 2021, and April 14, 2021 under the May 5, 2020 shelf registration. Furthermore, on February 8, 2021, the Company closed on an equity financing and received gross proceeds of approximately $50,000,000, less offering costs of $3,180,000 for net proceeds of $46,820,000. The Company issued 18,181,120 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share each of common stock.

Together, with the capital raises, the PPP loan, and the Company-wide protocols invoked as a result of the worldwide consequences encountered from the COVID-19 health emergency and based on forward-looking estimates of our business operations and outcome, we believe we will have sufficient funds to continue our operations for at least twelve months from the date of these financial statements. The ability to recognize revenue and cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity, and financial condition will depend on future developments. The timing and efficacy of the vaccination programs in the jurisdictions in which the Company operates, and the actions implemented to contain the impact of COVID-19 by Federal and local governments, limit determining the foreseeable resulting economic effects with any level of predictability.

Our operations primarily have been funded through cash generated by debt and equity financing. Cash consists of cash on hand and demand deposits. Our cash balances were as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash	$5,190	$1,737

Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands).

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash used in operating activities	$(14,354)	$(8,355)
Net cash used provided by in investment activities	(258)	(425)
Net cash provided by financing activities	17,998	8,519
Effect of exchange rate changes on cash	67	(7)
Net increase (decrease) in cash	$3,453	$(268)

Operating Activities

Net cash used in operating activities of approximately $14.4 million during the year ended December 31, 2020, was principally attributable to our net loss of $17.6 million, a decrease of $2.7 million of accounts payable, a decrease of $1.9 million in deferred revenue and customer deposits, a decrease of $1.3 million of inventory, partially offset by an increase of $1.5 million of accounts receivable, and $1.4 million of depreciation and amortization.

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

Investing Activities

Net cash used in investing activities of $0.3 million during the year ended December 31, 2020, was primarily due to equipment purchases.

Net cash used in investing activities of $0.4 million during the year ended December 31, 2019, was primarily due to equipment purchases.

Financing Activities

Net cash provided by financing activities of $18.0 million during the year ended December 31, 2020, was primarily due to the net proceeds received from an equity financing of $18.5 million, principally offset by principal payments made on convertible promissory notes of $0.5 million.

Net cash provided by financing activities of $8.5 million during the year ended December 31, 2019, was primarily due to the net proceeds received from an equity financing of $14.4 million, principally offset by principal payments made on convertible promissory notes of $6.0 million.

Nasdaq Compliance

On August 17, 2020, the Company received a letter from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Nasdaq staff determined that the Company regained compliance with the Nasdaq Capital Market minimum bid price requirement for continued listing outlined in Nasdaq Listing Rule 5550(a)(2).

Off-Balance Sheet Arrangements

As of December 31, 2020, and 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies, Estimates, and Judgments

Our consolidated financial statements are prepared under the United States generally accepted accounting principles (“U.S. GAAP”), which require us to make estimates and assumptions. Specific critical accounting policies affect the more significant accounts, particularly those that involve judgments, assessments, and assumptions used in the preparation of our consolidated financial statements. Our management has determined the development and selection of these critical accounting policies. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain of the assumptions used in these policies, other parties may choose different assumptions and reach different conclusions. We consider our policies relating to the following matters to be critical accounting policies.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IMT and Vislink. We have eliminated all intercompany accounts and transactions upon the consolidation of our subsidiaries.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from estimates, and any such differences may be material to our financial statements.

Risks and Uncertainties

The Company’s operations will be subject to significant risks and uncertainties, including financial, operational, regulatory, and other risks associated, including the potential risk of business failure. The COVID-19 pandemic and related economic repercussions have created significant uncertainty. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic and information continues to evolve. Policymakers worldwide have responded with fiscal policy actions to support their industries and economies, but the magnitude and overall effectiveness of these interventions remain uncertain. Although capital markets and economies worldwide improved during the second and third quarters from the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries, which could cause a local or global economic recession. Such economic disruption could have a material adverse effect on our business.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on several factors. The duration and severity of the pandemic and identical concerns on the Company’s customers are a few factors. All of which is not all-inclusive or predictable. The delay in payments of outstanding receivable amounts beyond standard payment terms, uncertain demands, implementation of Company-wide initiatives or programs addressing financial and operational functions can unfavorably impact our customers, influencing the Company’s future operations and liquidity. Any economic disruption could have a disadvantageous material effect on our business and reduce our capital resources and access to capital, with possible ominous ramifications on our financial condition and operating results. As of the date of issuance of these Consolidated Financial Statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or operating results remains uncertain.

Segment Reporting

The Company identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision-makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision-making group is the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as one operating segment with different product offerings. All long-lived assets of the Company reside in the U.S. and U.K.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the ordinary course of business. Further, the Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customer’s ability to make required payments, prevailing economic conditions, previous experience, and other factors. As these factors’ financial situation changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for credit losses, and losses have been within its expectations.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition less depreciation. Depreciation is computed using the straight-line method over estimated useful asset lives, ranging from 1 to 14 years. The costs of the day-to-day servicing of property and equipment and repairs and maintenance are recognized in expenses as incurred.

Intangible Assets

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled $671,000 and $669,000 for the years ended December 31, 2020, and 2019, respectively.

Other intangible assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT and Vislink. A third-party appraiser determined the value of these acquired assets for these business combinations. Absent an indication of fair value from a potential buyer or similar specific transactions; we have determined using the methods employed provided a reasonable estimate in reporting the values assigned.

The Company amortizes intangible asset costs over their useful lives of 3 to 15 years with its net book value reported on the balance sheet. Amortization totaled 330,000 and $1,100,000 for the years ended December 31, 2020 and 2019, respectively

Revenue Recognition

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

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes under ASC 718 “Compensation-Stock Compensation,” which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the issuance date.

The expansion of Topic 718 fell under ASU 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. The measurement date for equity-classified nonemployee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of nonemployee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new ASU aligns the accounting for nonemployee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term for the measurement of the nonemployee share-based payment awards. The new ASU allows entities to make an award-by-award election to use either the expected duration (consistent with employee share-based payment awards) or the contractual term for nonemployee awards.

Impairment of inventory

Under the Company’s strategic initiative plan, management recognized certain items were not moving due to the diminishing consumer demand and lack of profitability. As part of our product rationalization program, a decision to eliminate specific product lines resulted in recognizing an impairment loss of approximately $3.8 million and $-0- for the years ending December 31, 2020, and 2019.

Impairment of long-lived assets

Management reviews long-lived assets, including property, plant, equipment, other intangible assets with definite lives, and right-of-use operating lease assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. We conduct the Company’s long-lived asset impairment analyses under ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. The contemplation of measuring an impairment charge occurs if the undiscounted cash flows do not indicate the asset’s carrying amount is recoverable by which the asset group’s carrying amount exceeds its fair value based on discounted cash flow analysis appraisals. Under Topic 360, consideration is given to asset impairment, for intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if and when events or changes in circumstances indicate. In the performance of the impairment tests, management utilizes a considerable amount of judgment and assumptions.

As part of the Company’s strategic initiative plan, including the consolidation and elimination of specific facilities, it was determined specific property and equipment were no longer useful, concluding they held no future economic benefit. We abandoned approximately $1.7 million of property and equipment. For the years ended December 31, 2020, and 2019, the Company recognized a loss on property and equipment abandonment of approximately $0.7 million and $-0-respectively.

Right-of-use operating lease abandonment

As part of the Company’s consolidating effort, management decided to vacate specific locations and scaled-down square footage usage on another. The economic environment of these locations precluded the action of sub-letting unused sites and determining them abandoned. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease ROU assets for impairment. The Company considered approximately $1.05 million of right-of-use operating assets impaired. For the years ending December 31, 2020, and 2019, we recognized a loss on impairment of right-of-use assets of approximately $0.9 million and $-0-.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other freestanding financial instruments as equity if the contracts (i) require physical settlement or net-share settlement in common stock or (ii) give the Company a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement). The Company classifies the following contracts as either an asset or a liability: contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement) or (iii) contain reset provisions. The Company assesses the classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

There is no requirement to include the disclosures required under this Item 7A as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The Company’s audited financial statements and notes that appear in this report begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and our Chief Financial Officer, is responsible for establishing the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), our management has not completed an adequate assessment of the Company’s design and operation of our disclosure controls. In light of this fact, we performed additional analysis and other post-closing procedures to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Additionally, we engaged accounting consultants to assist in the preparation of our financial statements. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

It is mindful to note that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system’s objectives are met. Also, any control system’s design is based in part upon certain assumptions about the likelihood of future events. We anticipate that management’s assessment of the Company’s design and operation of disclosure controls will begin in the second quarter of the fiscal year 2021.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes under accounting principles generally accepted in the United States of America (US GAAP).

Management recognizes inherent limitations in the effectiveness of any internal control system, and accordingly, even adequate internal controls can provide only reasonable assurance concerning financial statement preparation and may not prevent or detect misstatements. Also, efficient internal controls at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses on December 31, 2020, and 2019:

●	Due to our size and limited resources, we currently do not employ the appropriate number accounting personnel to ensure (a) we maintain proper segregation of duties, (b) conduct a tolerable risk assessment; and

●	Due to our size and limited resources, we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Management believes that the material weaknesses set forth above did not affect the Company’s financial reporting in 2020 and 2019. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we could (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are primarily dependent as resources permit and navigating towards a more unified accounting system. The Company expects to implement adequate segregation of duties within the internal control framework as the Company grows and financial resources allow.

c) Changes in Internal Controls over Financial Reporting

Our management is committed to improving the internal controls over financial reporting and will undertake consistent improvements or enhancements on an ongoing basis. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely materially affect our internal control over financial reporting.

d) Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include our registered public accounting firm’s attestation report regarding internal control over financial reporting. There have not been any changes in our internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020, that have materially affected or are reasonably likely to affect, our internal control over financial reporting materially.

Management identified the following material weaknesses set forth below in our internal control over financial reporting:

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	With the acquisitions of IMT and Vislink, there are risks related to the timing and accuracy of integrating information from various accounting and ERP systems. The Company has experienced delays in receiving information promptly from its subsidiaries.

3.	The COVID-19 pandemic delayed integrating the accounting and finance functions, enacted workforce reduction, and resulted in the limitation of essential accounting personal.

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

The Company is continuing to remediate further the material weakness identified above as its resources permit. Despite the existence of these material weaknesses, the Company believes that the consolidated financial statements included in the period covered by this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in conformity with the U.S. generally accepted accounting principles.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm according to the SEC’s rules that permit the Company to provide only the management’s report in this Report.

c) Changes in Internal Controls over Financial Reporting

The management is committed to improving the internal controls over financial reporting and will undertake consistent improvements or enhancements on an ongoing basis. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Item 11. Executive Compensation

The information required by this Item 11 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2020, and 2019, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, the footnotes thereto, and the report of Marcum LLP, independent registered public accountants, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contains representations and warranties by the parties to the agreements made solely for the parties’ benefit to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates in the agreements and subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description of Exhibit
1.1	Sales Agreement, dated May 5, 2020, by and between Vislink Technologies, Inc. and A.G.P./Alliance Global Partners(1)
3.1(i)	Amended & Restated Certificate of Incorporation (2)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (3)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (26)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (17)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (13)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (18)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (17)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (24)
3.1(i)(h)	Amendment to Certificate of Incorporation filed June 10, 2016 (21)
3.1(i)(i)	Certificate of Designation of Series E Convertible Preferred Stock (25)
3.1(i)(j)	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 11, 2019(41)
3.1(i)(h)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on July 31, 2020(39)
3.1(ii)	Second Amended & Restated Bylaws (4)
4.1	Form of Common Stock Certificate of the Registrant (5)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (6)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (2)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (7)
4.5	Form of Warrant issued in December 30, 2014 Offering (11)
4.6	Form of Warrant issued in February 11, 2015 Offering (12)
4.7	Form of Warrant issued in February 24, 2015 Offering (13)
4.8	Form of 8% Convertible Note (14)
4.9	Form of Series A Warrant for the August 2015 Offering (15)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (15)
4.11	Form of Series C Warrant for the August 2015 Offering (15)
4.12	Form of Series D Warrant for the August 2015 Offering (15)
4.13	Form of 5% Convertible Note (16)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(19)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (19)
4.16	Form of Warrant (20)
4.17	Form of Vislink Promissory Note (28)
4.18	Form of Underwriters’ Warrant for February 2017 Offering (29)
4.19	Form of Warrant for August 2017 Offering (32)
4.20	Form of 6% Senior Secured Convertible Debenture(37)
4.21	Form of Common Stock Purchase Warrant(37)
4.22	Form of Amended and Restated 6% Senior Secured Debenture(38)
4.23	Form of Second Amended and Restated 6% Senior Secured Debenture(40)
4.24	Form of 10% Senior Secured Convertible Debenture(40)
4.25	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering(42)
4.26	Form of Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from November 2019 Offering(43)
4.27	Form of Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from February 2020 Offering(44)
4.28*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	2013 Long Term Incentive Plan (8)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (8)
10.3	2004 Option Plan (8)
10.4	2005 Option Plan (8)
10.5	2006 Option Plan (8)
10.6	2007 Option Plan (8)
10.7	2009 Option Plan (8)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (8)
10.9	Sunrise Office Lease (8)
10.10	Care21 Agreement (8)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (9)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (9)
10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (9)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (10)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (11)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (12)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (13)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (14)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (26)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (16)
10.21	Form of Securities Purchase Agreement (16)

10.22	$1,500,000 Initial Payment Note from the Company to IMT (16)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (20)
10.24	2015 Employee Stock Purchase Plan (22)
10.25	2015 Incentive Compensation Plan (22)
10.26	2016 Employee Stock Purchase Plan (23)
10.27	2016 Incentive Compensation Plan (23)
10.28	Deed of Variation to Business Purchase Agreement by and between the Company, Vislink PLC, Vislink International Limited and Vislink Inc., dated January 13, 2017 (27)
10.29	Settlement Agreement between the Company and the Holders thereto, dated January 13, 2017 (27)
10.30	Security Agreement, dated February 2, 2017, between the Company and the Vislink Sellers (28)
10.31	Service Agreement between James Walton and Vislink International Limited, dated October 19, 2015 (30)
10.32	Purchase Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (31)
10.33	Registration Rights Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (31)
10.34	Securities Purchase Agreement, dated August 15, 2017, between the Company and the Purchasers thereto (32)
10.35	Amendment to 2016 Employee Stock Purchase Plan(34)
10.36	Amendment to 2016 Incentive Compensation Plan(35)
10.37	2017 Incentive Compensation Plan(36)
10.38	Form of Securities Purchase Agreement, dated May 29, 2018, by and among the Company and the purchaser signatories thereto(37)
10.39	Form of Security Agreement, dated Mya 29, 2018, by and among the Company and each of the secured parties thereto(37)
10.40	Form of Subsidiary Guarantee, dated May 29, 2018, by and among the Company, the purchasers under the Securities Purchase Agreement, and each of the Company’s subsidiaries(37)
10.41	Form of Registration Rights Agreement, dated May 29, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement(37)
10.43	Form of Voting Agreement, each dated May 29, 2018, between the Company and each purchaser under the Securities Purchase Agreement (37)
10.44	Form of Securities Purchase Agreement, dated December 3, 2018, by and among the Company and the purchaser signatories thereto(40)
10.45	Form of Security Agreement, dated December 3, 2018, by and among the Company and each of the secured parties thereto(40)
10.46	Form of Subsidiary Guarantee, dated December 3, 2018 executed by each of the Company’s subsidiaries(40)
10.47	Form of Registration Rights Agreement, dated December 3, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement, dated December 3, 2018(40)
10.48	Form of Voting Agreement, each dated December 3, 2018, executed by each purchaser under the Securities Purchase Agreement, dated December 3, 2018(40)
10.49	Employment Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(45)
10.50	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(45)
10.51	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(45)
10.52	Form of Separation Agreement to be executed by the Company and John Payne upon the conclusion of John Payne’s employment(46)
10.53	Employment Agreement by and between the Company and Michael Bond, dated as of February 27, 2020(47)
10.54	Form of Separation Agreement to be executed by the Company and Roger G. Branton upon the conclusion of Roger G. Branton’s employment(47)
10.55	Form of Indemnification Agreement by and between the Company and its officers and directors(51)
10.56	Loan Agreement, dated April 5, 2020, by and between Texas Security Bank and Integrated Microwave Technology, LLC(48)
10.57	Non-Employee Director Compensation Policy(49)
10.58	Form of Non-Employee Director Restricted Shares Agreement(49)
14.1	Code of Ethics(33)
21.1	Subsidiaries of the Registrant(50)
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith
(1)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 5, 2020.
(2)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(3)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(4)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 13, 2020.
(5)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(6)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(7)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(8)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(21)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(22)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(23)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(24)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(25)	Filed as an Exhibit on Current Report on From 8-K with the SEC on December 27, 2016.
(26)	Filed as an Exhibit on Current Report on From 8-K with the SEC on July 20, 2015.
(27)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 19, 2017.
(28)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(29)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 23, 2017.
(31)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 23, 2017.
(32)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(33)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.
(34)	Filed as Appendix D on Definitive Schedule 14A with the SEC on May 22, 2017
(35)	Filed as Appendix E on Definitive Schedule 14A with the SEC on May 22, 2017
(36)	Filed as Appendix F on Definitive Schedule 14A with the SEC on May 22, 2017
(37)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(38)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(39)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 5, 2020.
(40)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 4, 2018.
(41)	Filed an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2019.
(42)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 16, 2019.
(43)	Filed as an Exhibit on Form S-1/A with the SEC on November 22, 2019.
(44)	Filed as an Exhibit on Form S-1/A with the SEC on February 3, 2020.
(45)	Filed as an Exhibit on Current Report on Form 8-K/A with the SEC on January 24, 2020.
(46)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 27, 2020.
(47)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 28, 2020.
(48)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 23, 2020.
(49)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 12, 2020.
(50)	Filed as an Exhibit on Form S-1/A with the SEC on October 30, 2019.
(51)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 1, 2020.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: April 15, 2021	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 15, 2021	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton Miller	Chief Executive Officer	April 15, 2021
Carleton Miller	(Principal Executive Officer)

/s/ Michael C. Bond	Chief Financial Officer	April 15, 2021
Michael C. Bond	(Principal Financial and Accounting Officer)

/s/ Susan Swenson	Chairman of the Board of Directors	April 15, 2021
Susan Swenson

/s/ Jude T. Panetta	Director	April 15, 2021
Jude T. Panetta

/s/ James T. Conway	Director	April 15, 2021
James T. Conway

/s/ Ralph Faison	Director	April 15, 2021
Ralph Faison

/s/ Brian K. Krolicki	Director	April 15, 2021
Brian K. Krolicki

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

December 31, 2020, and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vislink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vislink Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, change in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards

As discussed in Note 3 to the consolidated financial statements, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2019.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Net Realizable Value Adjustments to Inventories for Excess or Obsolescence

As discussed in Notes 3 and 5 to the consolidated financial statements, the allowance for the inventory obsolescence reserve is considered a significant accounting policy. Inventories, consisting principally of raw materials, work-in-process, and finished goods, are recorded at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion and or disposal. Net realizable value and the inventory obsolescence reserves are based on assumptions about future demand and market conditions. The Company evaluates inventory balances at each reporting period. As of December 31, 2020, the Company recorded a reserve of approximately $8 million for slow moving and excess inventory. Additionally, during 2020, the Company eliminated specific product lines and recorded a $3.8 million impairment charge.

We identified the evaluation of net realizable value adjustments to inventories for excess or obsolescence as a critical audit matter. Evaluation of the Company’s estimates regarding forecasted sales and inventory consumption involves a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following:

●	We evaluated the Company’s process for determining net realizable value adjustments for inventory excess or obsolescence, including estimating forecasted sales and inventory consumption;
●	We tested the accuracy and completeness of the Company’s slow moving usage reporting;
●	We evaluated the inventory for excess or obsolescence by comparing the Company’s sales and inventory consumption forecast to historical sales, inventory usage and known customer orders;
●	For product lines eliminated, we evaluated the Company’s process for determining what product lines should be impaired and the completeness of their conclusions by examining historical and future sales forecasts.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

New York, NY

April 15, 2021

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$5,190	$1,737
Accounts receivable, net	4,525	6,714
Inventories, net	5,986	7,674
Prepaid expenses and other current assets	814	660
Total current assets	16,515	16,785
Right of use assets, operating leases	1,077	1,925
Property and equipment, net	1,138	1,972
Intangible assets, net	1,921	2,922
Total assets	$20,651	$23,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,104	$6,784
Accrued expenses	2,340	1,912
Notes payable	25	339
Current portion of PPP loan	905	—
Operating lease obligations, current	475	821
Due to related parties	—	505
Customer deposits and deferred revenue	975	2,821
Derivative liabilities	22	30
Total current liabilities	8,846	13,212
Long-term portion of PPP loan	263	—
Operating lease obligations, net of current portion	1,545	1,163
Total liabilities	10,654	14,375
Commitments and contingencies (See Note 15)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized at December 31, 2020 and 2019; -0- shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, – $0.00001 par value per share, 100,000,000 shares authorized, 21,382,290 and 3,594,548 shares issued and 21,379,631 and 3,591,889 outstanding at December 31, 2020 and 2019, respectively	—	—
Additional paid in capital	280,273	261,871
Accumulated other comprehensive income	148	207
Treasury stock, at cost – 2,659 shares as of December 31, 2020 and 2019, respectively	(277)	(277)
Accumulated deficit	(270,147)	(252,572)
Total stockholders’ equity	9,997	9,229
Total liabilities and stockholders’ equity	$20,651	$23,604

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2020	2019
Revenue, net	$22,882	$28,942
Cost of Revenue and operating expenses
Cost of components and personnel	13,867	15,741
Inventory valuation adjustments	415	4,705
General and administrative expenses	17,024	20,099
Gain on lease termination	(21)	—
Research and development	2,698	3,232
Loss on abandonment of property and equipment	680	—
Impairment of inventory	3,801	—
Impairment of right-of-use assets	895	—
Amortization and depreciation	1,411	2,365
Total cost of revenue and operating expenses	40,770	46,142
Loss from operations	(17,888)	(17,200)
Other income (expenses)
Changes in fair value of derivative liabilities	8	1,064
Loss on conversion of debentures	—	(33)
Gain on settlement of related party obligations	331	—
Gain on settlement of debt	90	—
Other income	5	—
Interest expense, net	(121)	(1,878)
Total other income (expenses)	313	(847)
Net loss	$(17,575)	$(18,047)

Basic and diluted loss per share	$(1.19)	$(12.08)

Weighted average number of shares outstanding:
Basic and Diluted	14,811	1,494

Comprehensive loss:
Net loss	$(17,575)	$(18,047)
Unrealized loss on currency translation adjustment	(59)	(68)
Comprehensive loss	$(17,634)	$(18,115)

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2019	—	$—	312,950	$—	$244,562	$275	$(22)	$(234,525)	$10,290
Net loss	—	—	—	—	—	—	—	(18,047)	(18,047)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(68)	—	—	(68)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	791,867	—	14,184	—	—	—	14,184
Exercise of common stock warrants	—	—	1,372,950	—	178	—	—	—	178
Exercise of cashless common stock warrants	—	—	1,030,254	—	—	—	—	—	—
Payment made in stock (payroll and consultants)	—	—	26,355	—	224	—	—	—	224
Compensation awards previously accrued	—	—	3,272	—	71	—	—	—	71
Conversion of amounts due to related parties	—	—	2,078	—	31	—	—	—	31
Conversion of principal and accrued interest on convertible promissory notes	—	—	54,822	—	528	—	—	—	528
Reclassification of derivative liabilities in connection with the exercise of common stock warrants	—	—	—	—	24	—	—	—	24
Purchase of treasury stock	—	—	—	—	—	—	(255)	—	(255)
Stock-based compensation	—	—	—	—	2,069	—	—	—	2,069
Balance, December 31, 2019	—	$—	3,594,548	$—	$261,871	$207	$(277)	$(252,572)	$9,229

Net loss	—	—	—	—	—	—	—	(17,575)	(17,575)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(59)	—	—	(59)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	8,583,027	—	17,346	—	—	—	17,346
Exercise of common stock warrants	—	—	3,829,885	—	11	—	—	—	11
Exercise of cashless common stock warrants	—	—	5,225,913	—	—	—	—	—	—
Stock issuance commitments	—	—	148,917	—	330	—	—	—	330
Stock-based compensation	—	—	—	—	715	—	—	—	715
Balance, December 31, 2020	—	$—	21,382,290	$—	$280,273	$148	$(277)	$(270,147)	$9,997

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2020	2019
Cash flows used in operating activities
Net loss	$(17,575)	$(18,047)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on lease termination	(21)	—
Gain on settlement of related party obligations	(331)	—
Gain on settlement of debt	(90)	—
Loss on abandonment of property and equipment	680	—
Stock-based compensation	715	2,069
Payment made in stock (payroll and consultants)	—	224
Stock issuance commitments	330	320
Provision for bad debt	794	425
Inventory valuation adjustments	415	4,705
Impairment of inventory	3,801	—
Amortization of right of use assets, operating assets	522	883
Impairment of right-of-use assets	895	—
Depreciation and amortization	1,411	2,365
Change in fair value of derivative liabilities	(8)	(1,064)
Loss on conversion of debentures	—	33
Amortization of debt discount	—	63
Changes in assets and liabilities
Accounts receivable	1,539	(867)
Inventory	(2,450)	841
Prepaid expenses and other current assets	68	142
Accounts payable	(2,747)	(623)
Accrued expenses and interest expense	(315)	(332)
Operating lease liabilities	37	(880)
Deferred revenue and customer deposits	(1850)	1,213
Due to related parties	(174)	175
Net cash used in operating activities	(14,354)	(8,355)
Cash flows used in investing activities
Payment for purchase of treasury stock	—	(24)
Cash used for property and equipment	(258)	(401)
Net cash used in investing activities	(258)	(425)
Cash flows provided in financing activities
Proceeds received from equity financings	18,546	15,983
Costs incurred in connection with equity financing	(1,200)	(1,799)
Proceeds from the exercise of common stock warrants	11	178
Proceeds from working capital financing note		150
Principal payments in connection with working capital financing note	(108)	(42)
Principal payments made on convertible promissory notes	—	(5,951)
Principal payments made on D & O notes payable	(419)	—
Proceeds received from PPP loan	1,168	—
Net cash provided in financing activities	17,998	8,519
Effect of exchange rate changes on cash	67	(7)
Net increase (decrease) in cash	3,453	(268)
Cash, beginning of period	1,737	2,005
Cash, end of period	$5,190	$1,737

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(IN THOUSANDS)

	Years Ended December 31
	2020	2019
Supplemental disclosure of cash payments:
Cash paid during the period for interest	$120	$1,827
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure of non-cash information:
Notes payable recognized on D & O Insurance policy (Note 9)	$213	$—
Reclassification of derivative liabilities to stockholders’ equity upon the exercise of warrants	—	24
Financing encumbered in treasury stock purchased	—	231
Common stock issued in connection with:
Services previously accrued	$330	$71
Settlement of amounts due to related parties	—	31
Settlement of principal and interest due on convertible promissory notes	—	529
ROU assets and operating lease obligations recognized (Note 11):
Operating lease assets recognized	$1,102	$2,991
Less: non-cash changes to operating lease assets amortization
amortization	(522)	(883)
lease termination	(904)	(183)
impairments	(157)	—
	$(481)	$1925

Operating lease liabilities recognized	$1,102	$3,047
Less: non-cash changes to operating lease liabilities
amortization	(512)	(880)
lease termination	(553)	(183)
	$37)	$1,984

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Vislink is a global technology business specializing in collecting, delivering, and managing high quality, live video, and associated data from the scene of the action to the viewing screen. For the broadcast markets, Vislink provides solutions for the collection of live news, sports, and entertainment events. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in a terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

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

Industry-wide contributors acknowledge Vislink’s live broadcast solutions. The transmission of a vast majority of all outside wireless broadcast video content uses our equipment, with over 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Vislink wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

MILITARY AND GOVERNMENT:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet the operational and industry challenges of surveillance and defense markets. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing a standard international protocol, IP, platform, and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to the law enforcement and public safety community, including Airborne, Unmanned Systems, Maritime and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas that include established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the US, Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

SATELLITE COMMUNICATIONS:

Over 30 years of technical expertise supports Vislink’s satellite solutions. These solutions aim to ensure robust, secure communications while delivering low transmission costs for any organization that needs high quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters alike.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a loss from operations of approximately $17.9 million and cash used in operating activities of $14.4 million for the year ended December 31, 2020. The Company had $7.7 million in working capital, $270.1 million in accumulated deficits, and $5.2 million of cash on hand as of December 31, 2020. Additionally, as of April 14, 2021, our cash on hand is approximately $59.3 million.

The COVID-19 pandemic and interrelated economic uncertainties continue to create significant volatility. To mitigate any concern that the Company may not have the ability to continue as a going concern, the Company activated liquidity preservation arrangements intended to alleviate uncertainty about our potential to fund operations.

Strategic Initiatives

The Company activated liquidity preservation actions in late March and early April of the fiscal year 2020, including:

● Implementation of proactive spending reductions to improve liquidity, including a partial workforce reduction, the furlough of employees, reduced discretionary spending, resulting in a projected annual savings of approximately $5.0 million in fiscal 2020.

● Effective May 1, 2020, the Company entered into new lease arrangements at two recent locations in Hackettstown, NJ, on a 90-day cycle for each site, effectively lowering rental fees by approximately 81%.

Paycheck Protection Program (“PPP”) and Liquidity

Further, we benefited from the support afforded to us under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provided temporary relief related to maintaining payroll and some overhead expenses through the period of emergency. The stated goal is to keep workers paid and employed during the period of the crisis. The Company received approximately $1.2 million on April 10, 2020, under the PPP sponsorship, in the form of a promissory note, as discussed further in Note 10.

Capital-raising events

The Company has been able to raise funds as follows successfully:

●	On February 14, 2020, the Company closed on an equity financing and received gross proceeds of approximately $5,998,000, less offering costs of $712,000 for net proceeds of $5,286,000. The Company issued 2,074,167 shares of common stock, 2,074,167 warrants to purchase 1,555,625 shares of Common Stock, 2,471,200 pre-funded warrants with each pre-funded warrant exercisable for one share of Common Stock, together with 2,471,200 Warrants to purchase 1,853,400 shares of Common Stock.

●	On May 5, 2020, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) and declared effective on May 13, 2020. During the year ended December 31, 2020, the Company’s access to the shelf registration features effected the issuance of 6,508,860 shares of common stock, receiving gross proceeds of approximately $12,548,000, less offering costs of $488,000 for net proceeds of $12,060,000.

●	As described in Note 20 (Subsequent Events), the Company raised approximately $12,663,000, less offering costs of 392,000 for net proceeds of $12,271,000 between January 1, 2021, and April 14, 2021 under the May 5, 2020 shelf registration. Furthermore, on February 8, 2021, the Company closed on an equity financing and received gross proceeds of approximately $50,000,000, less offering costs of $3,180,000 for net proceeds of $46,820,000. The Company issued 18,181,120 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share each of common stock.

Together, with the capital raises, the PPP loan, and the Company-wide protocols invoked as a result of the worldwide consequences encountered from the COVID-19 health emergency and based on forward-looking estimates of our business operations and outcome, we believe we will have sufficient funds to continue our operations for at least twelve months from the date of these financial statements. The ability to recognize revenue and cash receipts is contingent upon, but not limited to, acceptable performance of the delivered equipment and services. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity, and financial condition will depend on future developments. The timing and efficacy of the vaccination programs in the jurisdictions in which the Company operates, and the actions implemented to contain the impact of COVID-19 by Federal and local governments, limit determining the foreseeable resulting economic effects with any level of predictability.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IMT and Vislink. We have eliminated all intercompany accounts and transactions upon the consolidation of our subsidiaries.

Segment Reporting

The Company identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision-makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s decision-making group is the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as one operating segment with different product offerings. All long-lived assets of the Company reside in the U.S. and U.K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from estimates, and any such differences may be material to our financial statements.

Risks and Uncertainties

The Company’s operations will be subject to significant risks and uncertainties, including financial, operational, regulatory, and other risks associated, including the potential risk of business failure. The COVID-19 pandemic and related economic repercussions have created significant uncertainty. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic and information continues to evolve. Policymakers worldwide have responded with fiscal policy actions to support their industries and economies, but the magnitude and overall effectiveness of these interventions remain uncertain. Although capital markets and economies worldwide improved during the second and third quarters from the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries, which could cause a local or global economic recession. Such economic disruption could have a material adverse effect on our business.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on several factors. The duration and severity of the pandemic and identical concerns on the Company’s customers are a few factors. All of which is not all-inclusive or predictable. The delay in payments of outstanding receivable amounts beyond standard payment terms, uncertain demands, implementation of Company-wide initiatives or programs addressing financial and operational functions can unfavorably impact our customers, influencing the Company’s future operations and liquidity. Any economic disruption could have a disadvantageous material effect on our business and reduce our capital resources and access to capital, with possible ominous ramifications on our financial condition and operating results. As of the date of issuance of these Consolidated Financial Statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or operating results remains uncertain.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents on hand as of December 31, 2020 and 2019.

Concentrations

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is the risk that the counterparty will default on its contractual obligations, resulting in a company’s financial loss. The Company’s credit risk is primarily attributable to its cash and accounts receivables. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts held within the United States up to $250,000.

The Company maintains cash balance accounts at financial institutions located in the United Kingdom insured by the Financial Services Compensation Scheme up to £85,000, subject to currency translation rates to the United States dollar. On December 31, 2020, the Company had approximately $3.9 million above insured limits, respectively. The Company has not experienced any losses in its bank accounts during the years ended December 31, 2020, and 2019.

For customers, management assesses the customer’s credit quality, considering its financial position and historical experience. For the years ended December 31, 2020, and 2019, there were no individual customer recorded sales over 10% of the Company’s total consolidated sales. On December 31, 2020, and 2019, the Company recorded accounts receivable of approximately $1,244,000 (27%) and 2,613,000 (39%), respectively, to a single customer over 10% of the Company’s total consolidated accounts receivable.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the ordinary course of business. Further, the Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customer’s ability to make required payments, prevailing economic conditions, previous experience, and other factors. As these factors’ financial situation changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for credit losses, and losses have been within its expectations.

Inventories

Inventories, consisting principally of raw materials, work-in-process, and finished goods, and is recorded at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company evaluates inventory balances and either writes-down inventory that is obsolete or based on a net realizable value analysis or records a reserve for slow moving or excess inventory.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition less depreciation. Depreciation is computed using the straight-line method over estimated useful asset lives, ranging from 1 to 14 years. The costs of the day-to-day servicing of property and equipment and repairs and maintenance are recognized in expenses as incurred.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Intangible Assets

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled $671,000 and $669,000 for the years ended December 31, 2020, and 2019, respectively.

Other intangible assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT and Vislink. A third-party appraiser determined the value of these acquired assets for these business combinations. Absent an indication of fair value from a potential buyer or similar specific transactions; we have determined using the methods employed provided a reasonable estimate in reporting the values assigned.

The Company amortizes intangible asset costs over their useful lives of 3 to 15 years with its net book value reported on the balance sheet. Amortization totaled $330,000 and $1,100,000 for the years ended December 31, 2020 and 2019, respectively

Warranty Reserve

Although the Company tests its product under its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Required revisions to the estimated warranty liability will occur should actual product failure rates or service costs differ from the Company’s estimates, based on limited historical data, where applicable.

The claims made during the year ended December 31, 2020, and 2019 were ordinary and customary. The warranty reserve is included in accrued expenses on the accompanying consolidated balance sheets and cost of components in the accompanying consolidated statement of operations.

Warranty Reserve
December 31, 2018	$325,000
Warranty reserve expense	231,000
Warranty claims settled and true-up of accrual	(221,000)
December 31, 2019	$335,000
Warranty reserve expense	8,000
Warranty claims settled and true-up of accrual	(60,000)
December 31, 2020	$283,000

Shipping and Handling Costs

The Company invoices its shipping and handling charges to the customer, and we net these charges against the respective costs within general and administrative expenses. For the years ended December 31, 2020, and 2019, the shipping and handling costs incurred were $432,000 and $614,000, respectively.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other freestanding financial instruments as equity if the contracts (i) require physical settlement or net-share settlement in common stock or (ii) give the Company a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement). The Company classifies the following contracts as either an asset or a liability: contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in common stock (physical settlement or net-share settlement) or (iii) contain reset provisions. The Company assesses the classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

VISLINK TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Treasury Stock

Treasury stock is recorded at cost upon the repurchasing of common shares. The cost method is used upon the re-issuance of shares. Under U.S. GAAP, the excess of the acquisition cost over the re-issuance price of the treasury stock, if any, is recorded to additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. The Company charges the accumulated deficit for any excess.

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

At contract inception, the Company assesses the goods and services promised in our contracts with customers and identifies a performance obligation for each. To determine the performance obligations, the Company considers all the products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration we expect to receive in exchange for transferring goods and services. Excluded from income are the value-added sales taxes and other charges we collect concurrent with revenue-producing activities.

Remaining Performance Obligations

The remaining performance obligations, or backlog, represent the aggregate amount of the transaction price allocated to the remaining obligations that the Company has not performed under its customer contracts. The Company has elected to use the optional exemption in ASC 606-10-50-14, which exempts an entity from such disclosures if a performance obligation is part of a contract with an original expected duration of one year or less.

Research and Development Expenses

As the Company performs activities related to research, design, and development, we charge these costs to research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss. These expenses consist primarily of salary and benefit expenses, including stock-based compensation and payroll taxes for employees and contractors’ costs engaged in research, design, development activities, prototypes, facilities, and travel costs.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes under ASC 718 “Compensation-Stock Compensation,” which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the issuance date.

The expansion of Topic 718 fell under ASU 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. The measurement date for equity-classified nonemployee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of nonemployee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new ASU aligns the accounting for nonemployee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term for the measurement of the nonemployee share-based payment awards. The new ASU allows entities to make an award-by-award election to use either the expected duration (consistent with employee share-based payment awards) or the contractual term for nonemployee awards

Leases

We determine if an arrangement is a lease at inception. We recognize lease expense for lease payments on a straight-line basis over the lease term. The Company includes operating leases as ROU assets as “Right of use assets, operating leases” in the consolidated balance sheets. For lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion” in the consolidated balance sheets. We recognize Operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments for all leases with a term longer than 12 months. There is no separation of lease and non-lease components for all our contracts of real estate.

The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we determined our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842. There were no capital leases, which are now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of December 31, 2020.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Impairment and Abandonment

Impairment of inventory

Under the Company’s strategic initiative plan, management recognized certain items were not moving due to the diminishing consumer demand and lack of profitability. As part of our product rationalization program, a decision to eliminate specific product lines resulted in recognizing an impairment loss of approximately $3.8 million and $-0- for the years ending December 31, 2020, and 2019.

Impairment of long-lived assets

Management reviews long-lived assets, including property, plant, equipment, other intangible assets with definite lives, and right-of-use operating lease assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. We conduct the Company’s long-lived asset impairment analyses under ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows.

The contemplation of measuring an impairment charge occurs if the undiscounted cash flows do not indicate the asset’s carrying amount is recoverable by which the asset group’s carrying amount exceeds its fair value based on discounted cash flow analysis appraisals. Under Topic 360, consideration is given to asset impairment, for intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if and when events or changes in circumstances indicate. In the performance of the impairment tests, management utilizes a considerable amount of judgment and assumptions.

As part of the Company’s strategic initiative plan, including the consolidation and elimination of specific facilities, it was determined specific property and equipment were no longer useful, concluding they held no future economic benefit. We abandoned approximately $1.7 million of property and equipment. For the years ended December 31, 2020, and 2019, the Company recognized a loss on property and equipment abandonment of approximately $0.7 million and $-0-respectively.

Right-of-use operating lease abandonment

As part of the Company’s consolidating effort, management decided to vacate specific locations and scaled-down square footage usage on another. The economic environment of these locations precluded the action of sub-letting unused sites and determining them abandoned. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease ROU assets for impairment. The Company considered approximately $1.05 million of right-of-use operating assets impaired. For the years ending December 31, 2020, and 2019, we recognized a loss on impairment of right-of-use assets of approximately $0.9 million and $-0-.

Income Taxes

Under ASC 740, as part of our consolidated financial statements, it is required to estimate our income tax provision (benefit) in each jurisdiction in which we operate. The Company uses the asset and liability method of accounting for income taxes. The recognition of deferred income tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases fall under this method. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The recognition of the effect on deferred tax assets and liabilities of a change in tax rates in income is in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which management cannot conclude that it is more likely than not that such deferred tax assets will be realized. The Company will be filing income tax returns in the U.S. federal jurisdiction and filing in various state and foreign jurisdictions. The Company recognizes the impact of an uncertain tax position in its financial statements if, in management’s judgment, the position is more-likely-than-not sustainable upon audit based upon the position’s technical merits. It involves identifying potential uncertain tax positions, evaluating applicable tax laws, and assessing whether the liability for uncertain tax positions is necessary. The Company’s policy is to classify assessments, if any, for tax-related interest expense and penalties as general and administrative expenses.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to approximately $114,000 and $237,000 for the years ended December 31, 2020, and 2019, respectively. The Company includes advertising costs in general and administrative expenses in the accompanying consolidated statement of operations.

Sales Tax and Value Added Taxes

The Company accounts for sales taxes and value-added taxes imposed on its goods and services on a net basis.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Loss Per Share

The Company reports loss per share under ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. The calculation of the basic loss per share takes dividing the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration of common stock equivalents. The diluted loss per share calculation is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic, and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	For the Years Ended
	December 31,
	2020	2019
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	56	84
Convertible debt	—	—
Warrants	178	2,193
	234	2,277

Foreign Currency and Other Comprehensive (Loss) Gain

The functional currency of our foreign subsidiary is typically the applicable local currency, which is British Pounds. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using an average exchange rate during the period. We included gains or losses resulting from such translation as a separate component of accumulated other comprehensive (loss) income. Gains or losses resulting from foreign currency transactions are included in foreign currency income, or loss except for the effect of exchange rates on long-term inter-company transactions considered a long-term investment accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our operations’ results based on the difference between the foreign exchange rates on the transaction date and the reporting date. The foreign currency exchange gains and losses are included as a component of general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the Years Ended
	December 31,
	2020	2019
Net foreign exchange transactions:
Losses (gains)	$27,000	$(97,000)
Accumulated comprehensive income:
Unrealized losses on currency translation adjustment	$60,000	$68,000

The exchange rate adopted for the foreign exchange transactions is the exchange rates, as quoted on an OANDA, a Canadian-based foreign exchange company providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information, an internet website. The execution of the translation of amounts in British Pound to United States dollars is at the following currency exchange rates for the respective periods:

●	As of December 31, 2020 – British Pounds $1.364900 to US$ 1.00
●	Average rate for the year ended December 31, 2020 – British Pounds $1.28336 to the US $1.00
●	As of December 31, 2019 – British Pounds $1.318462 to US$ 1.00
●	Average rate for the year ended December 31, 2019 – British Pounds $1.76717 to the US $1.00

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Fair Value of Financial Instruments and Fair Value Measurements

The authoritative guidance for fair value measurements under topic ASC 820 “Fair Value Measurements and Disclosures”, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices in active markets.
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our financial instruments include cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and short-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Effective January 1, 2020, the Company adopted the provisions of ASU 2018-13. The adoption did not have a material impact on the Company’s consolidated financial statements or related financial statement disclosures.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis on December 31, 2020, consistent with the fair value hierarchy provisions. The asset impairment is a non-recurring level 3 measurement.

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets (non-recurring):
Impaired inventory	$—	$—	$3,800,000	$3,800,000
Abandonment of property and equipment			1,700,000	1,700,000
Abandonment of right-of-use operating leases			1,100,000	1,100,000
Other	—	—	—	—
	$—	$—	$6,600,000	$6,600,000

Liabilities:
Derivative liability	$—	$—	$22,000	$22,000
Other	—	—	—	—
	$—	$—	$22,000	$22,000

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis on December 31, 2019, consistent with the fair value hierarchy provisions.

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Liabilities:
Derivative liability	$—	$—	$30,000	$30,000
Other	—	—	—	—
	$—	$—	$30,000	$30,000

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

Not Yet Adopted as of December 31, 2020.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company has not yet quantified the impact of ASU 2016-13 on its consolidated financial statements. Its adoption is unlikely to have a material effect on the Company’s consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2020	December 31, 2019
Accounts receivable	$6,061,000	$7,425,000
Allowance for doubtful accounts	(1,536,000)	(711,000)
Net accounts receivable	$4,525,000	$6,714,000

During the years ended December 31, 2020 and 2019, the Company incurred bad debt expense of $794,000 and $425,000, respectively.

NOTE 5 — INVENTORIES

Inventories included in the accompanying consolidated balance sheet are stated at the lower of cost or market as summarized below:

	December 31, 2020	December 31, 2019
Raw materials	$8,053,000	$8,323,000
Work-in-process	1,542,000	815,000
Finished goods	4,511,000	3,857,000
Sub-total inventories	14,106,000	12,995,000
Less reserve for slow-moving and excess inventory	(8,120,000)	(5,321,000)
Total inventories, net	$5,986,000	$7,674,000

Inventory valuation adjustments consist primarily of written-off items due to obsolescence or reserved for slow-moving or excess inventory. The Company recorded inventory valuation adjustments of $415,000 and $4,705,000 as of December 31, 2020, and 2019. Additionally, under the Company’s product rationalization program, management eliminated specific product lines impairing $3,800,000 of inventory.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,
	(Years)	2020	2019
Cost:
Furniture and fixtures	1 – 10	$277,000	$282,000
Leasehold improvements (a)	1 - 14	272,000	821,000
Computers, software, and equipment	1 - 11	2,684,000	3,585,000
		3,233,000	4,688,000
Accumulated depreciation		(2,095,000)	(2,716,000)
Property and equipment, net		$1,138,000	$1,972,000

Depreciation of property and equipment amounted to $410,000 and $596,000 for the years ended December 31, 2020, and 2019, respectively.

As part of the Company’s strategic initiative plan, we concluded that the future economic benefit of specific property and equipment for the Company’s operations no longer holds value and abandoned approximately $1,700,000 of property and equipment. We recorded a loss on the abandonment of approximately $681,000 for the year ended December 31, 2020.

(a) The shorter of the economic life or remaining lease term.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net
Balance as of December 31, 2018	$12,378,000	$(9,835,000)	$1,450,000	$(467,000)	$2,880,000	$(1,715,000)	$4,691,000
Additions	—	—	—	—	—	—	—
Impairments	—	—	—	—	—	—	—
Amortization	—	(669,000)	—	(223,000)	—	(877,000)	(1,769,000)
Balance as of December 31, 2019	$12,378,000	$(10,504,000)	$1,450,000	$(690,000)	$2,880,000	$(2,592,000)	$2,922,000
Additions	—	—	—	—	—	—	—
Impairments	—	—	—	—	—	—	—
Amortization	—	(671,000)	—	(224,000)	—	(106,000)	(1,001,000)
Balance as of December 31, 2020	$12,378,000	$(11,175,000)	$1,450,000	$(914,000)	$2,880,000	$(2,698,000)	$1,921,000

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

The Company has recognized net capitalized intangible costs as follows:

	December 31,	December 31,
	2020	2019
Patents and Licenses	$1,203,000	$1,874,000
Trade Names and Technology	536,000	760,000
Customer Relationships	182,000	288,000
	$1,921,000	$2,922,000

The Company has recognized the amortization of intangible assets as follows:

	For the Years Ended
	December 31,
	2020	2019
Patents and Licenses	$671,000	$669,000
Trade Names and Technology	224,000	223,000
Customer Relationships	106,000	877,000
	$1,001,000	$1,769,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 3.2 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending December 31,
2021	$913,000
2022	565,000
2023	119,000
2024	119,000
2025	119,000
Thereafter	86,000
$1,921,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Compensation	$512,000	$818,000
Commissions	224,000	94,000
Warranty	284,000	335,000
Rent	—	4,000
Accrued expenses other	1,255,000	531,000
Deferred Equity	65,000	130,000
	$2,340,000	$1,912,000

NOTE 9 — NOTES PAYABLE

The table below represents the Company’s notes payable as of December 31, 2020, and 2019

	Principal
	12/31/20	12/31/19
Effective as of September 27, 2019, the Company’s Board of Directors consented to assume the remaining balance of a note held by a former related party MB Technology Holdings, LLC (“MBTH”). MBTH originally borrowed funds for the Company’s benefit with the proceeds forwarded to the Company reflecting due to a related party, ultimately converted into shares. The note matures on September 18, 2020, with an annual interest rate of 8.022%, and it was satisfied in full on September 21, 2020. Interest expense for the years ending December 31, 2020, and 2019 is approximately $18,500 and $-0-, respectively.	$—	$231,000
On October 2, 2019, the Company’s subsidiary, Integrated Microwave Technology (“IMT”), incurred a working capital loan of $150,000, with an annual interest rate of 1.9%, maturing on April 24, 2020. IMT has made principal payments of approximately $108,000, and the balance paid in full. Interest expense for the years ending December 31, 2020, and 2019 is approximately $37,000 and $-0-, respectively.	—	108,000
On April 13, 2020, the Company entered into a D & O insurance policy agreement for a $250,000 premium, less a down payment of approximately $38,000, financing the remaining balance of approximately $230,000. The loan’s terms are nine months at a 5.95% annual interest rate at a monthly principal and interest payment of approximately $25,000. The Company has made principal payments of approximately $188,000, and interest expense for the years ending December 31, 2020, and 2019, is approximately $4,700 and $-0-, respectively.	25,000	-0-
	$25,000	$339,000

NOTE 10 – PAYROLL PROTECTION PROGRAM LOAN

On April 5, 2020, we entered into a promissory note with Texas Security Bank, according to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan bears an interest rate of 1.0% per annum and matures on April 5, 2022. Monthly amortized principal and interest payments are deferred for nine months after the date of disbursement, commencing on November 5, 2020. On April 10, 2020, we received approximately $1,168,000 in loan proceeds. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the Small Business Administration, and (3) an amount up to the full principal amount may qualify for loan forgiveness following the terms of CARES Act. The amount to be forgiven is indeterminate as of the issuance date of these financial statements. As of December 31, 2020, the Company was fully compliant with all covenants concerning the PPP Loan.

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

The table below represents the Company’s obligation under the terms of the PPP loan:

12/31/20
Total PPP loan	$1,168,000
Less: current portion	905,000
Non-current portion	$263,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LEASES

The Company’s leasing arrangements include office space, deployment sites, and storage warehouses, both domestically and internationally. The operating leases contain various terms and provisions, with one month to 4.2 years remaining. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. We recognize rent expense for these types of contracts on a straight-line basis over the minimum lease term.

On December 31, 2020, the Company recorded approximately $1.97 million of ROU assets net of $0.95 million of accumulated amortization on the balance sheet. Additionally, the Company recorded relatively $2.02 million of operating lease liabilities, of which $0.48 million is current, and $1.54 million is non-current as reported on the balance sheet. The weighted-average remaining term for lease contracts was 4.2 years on December 31, 2020, with maturity dates ranging from July 2021 to December 2026. The weighted-average discount rate was 9.1% on December 31, 2020.

Adjustments for straight-line rental expense for the respective periods was not material. The majority of costs recognized are reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. Besides, we have the right, but no obligation, to renew individual leases for various renewal terms.

The following represents lease activity for the year ending December 31, 2020:

Billerica, MA

On January 20, 2020, the Company terminated its former lease agreement and removed approximately $904,000 of Right- Of-Use Assets; $553,000 of Operating Lease Liabilities;$371,000 of Accumulated Amortization on the Operating Lease from the Consolidated Balance Sheet; and recognized a lease termination gain of approximately $21,000 in the Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2020, under ASC Topic 842.

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

Hemel, U.K.

Under the original lease agreement dated April 28, 2017, a “break clause” signifying a “break date” of October 28, 2020, sighted the following: the Company may terminate this lease on the “break date” by giving the landlord such notice within six months of the “break date.” At the lease’s commencement, it was not reasonably sure if the Company will exercise its right by the break clause’s date. These measures upheld the determination of the lease’s noncancellable period upon the adoption of ASC 842 on January 1, 2019. The remaining lease term of 22 months helped facilitate calculating the remaining lease payments’ net present value assigned to the right-of-use asset and operating lease liability upon the adoption date.

Neither party exercised their unilateral termination rights by the “break date,” triggering a lease extension. Both parties’ inaction creates new enforceable rights and obligations in the extended period ending on the lease agreement term of October 27, 2023. Under ASC 842, if neither party exercises its termination rights, a new lease term exists and is treated as a modification under a separate contract. As a result, the Company recognized approximately $474,000 of Right of Use Assets and Operating lease obligations, respectively, under ASC Topic 842.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LEASES (continued)

Abandonment of right-of-use operating lease assets

Under the Company’s strategic initiative plan, management evaluated specific locations’ financial feasibility in sync with our workforce requirements. We decided to consolidate sites, vacate others, and reduce square footage usage. The following highlights the outcome of our assessments:

●	The Company vacated the former corporate headquarters in Sarasota, FL, during the fiscal year 2020. The corporate headquarters location is in Hackettstown, New Jersey.

●	The Company elected to evacuate our Hemel, UK establishment in the fourth quarter of the fiscal year 2020. Management tasked movement of remaining personnel and inventory to our Waterside House, UK locale.

●	The Company chose to close its location in Anaheim, CA, in the fourth quarter of the fiscal year 2020, halting operations completely, parting with its workforce, and vacated the premises.

●	During the fourth quarter of the fiscal year 2020, the Company downsized its square footage capacity to 2,000 square feet from 8,204 square feet at the Billerica, MA property. Additionally, management set in motion a partial workforce reduction as part of its product line re-positioning.

The Company followed the abandonment guidance in ASC 360-10-35-47 through 35-48 to a right-of-use (“ROU”) asset if a lessee decides to abandon an underlying asset. Abandonment means ceasing to use the underlying asset and lacking either the intent or the ability to sublease the underlying asset. Management notes that this is the case with the properties mentioned above. The decision to abandon the ROU assets is akin to impairment. Accordingly, lease impairment charges related to the right-of-use operating assets for the year ended December 31, 2020, totaled approximately $895,000.

The following table illustrates approximate specific operating lease data for years ended December 31, 2020, and 2019:

	For the Years Ended
	December 31,
	2020	2019
Lease cost:
Operating lease cost	$687,000	$1,106,000
Short-term lease cost	476,000	53,000
Variable lease cost	—	—
Sublease income	(97,000)	(257,000)
Total lease cost	$1,066,000	$902,000
Cash paid for amounts in lease liabilities:
Operating cash flows from operating leases	$774,000	$1,136,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,102,000	$2,991,000
Weighted-average remaining lease term—operating leases	4.2 years	3.5 years
Weighted-average discount rate—operating leases	9.1%	9.3%

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LEASES (continued)

Maturities of our operating lease liabilities were as follows as of December 31, 2020:

Amount
2022	$635,000
2023	611,000
2024	529,000
2025	376,000
2026	174,000
Thereafter	109,000
Total undiscounted operating lease payments	2,434,000
Less: amount representing an imputed interest	414,000
Total present value of operating lease liabilities	2,020,000
Less: Current operating lease liabilities	475,000
Non-current operating lease liabilities	$1,545,000

The table below lists the location and lease expiration date from 2021 through 2026:

Location	Square Footage	Lease-End Date		Approximate Future Payments
Colchester, U.K. – Waterside House	16,000	Mar	2025	$1,162,000
Singapore	950	Aug	2023	80,000
Anaheim, CA	1,944	Jul	2021	18,000
Sarasota, FL	1,205	Sep	2022	60,000
Billerica, MA	2,000	Dec	2026	605,000
Hemel, UK	12,870	Oct	2023	509,000

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

MBMG will no longer provide strategic planning and financial structuring services or technical consulting services, review patent applications, or provide consulting services concerning specific legal matters. Lastly, the Company negotiated the final settlement of a remaining balance due to MBMG of nearly $561,000, remitting approximately $230,000, recognizing a gain on settlement of related party obligations in the amount of $331,000.

The following table represents a summary of related party transactions year ended December 31, 2020, and 2019:

	For the years ended
	December 31,
	2020		2019
Consulting fees incurred, recurring		$200,000	$600,000
Consulting fees incurred, non-recurring		$120,000	$358,000
Common stock issued in satisfaction of amounts due:
Quantity of shares issued		—	12,469
Value of shares issued		$—	$31,000
Amounts repaid to MBMG in cash	$	*825,000	$783,000

*includes a final settlement in the amount of $230,000

The Company recorded fees incurred in general and administrative expenses on the accompanying Consolidated Statements of Operations and included such payments due to related parties on the Consolidated Balance Sheet. The balances outstanding to MBMG on December 31, 2020, and 2019 were $-0- and $505,000, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — DERIVATIVE LIABILITIES

Under the guidance of ASC 815, Accounting for Derivative Instruments and Hedging Activities, the Company, identified common stock warrants in various offerings containing a net cash settlement provision whereby, upon certain fundamental events, the holders could put these warrants back to the Company for cash. We identified and classified the following transactions as derivative liabilities: warrants issued in connection with the May 2016 financing, the July 2016 financing, the August 2017 underwritten offering, and the May 2018 Financing.

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

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock for the years ended on December 31, 2020, and 2019:

	December 31,
	2020	2019
Number of shares underlying the warrants	75,855	77,071
The fair market value of stock	$1.32	$1.50
Exercise price	$0.906 to $ 827.78	$6 to $ 144,000
Volatility	70% to 179%	126% to 160%
Risk-free interest rate	0.09% to 0.19%	1.51% to 1.60%
Expected dividend yield	—	—
Warrant life (years)	0.4 to 2.4	1.4 to 3.41

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant in measuring the liabilities’ fair value. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting, and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the company’s accounting and finance department’s responsibility. The Chief Financial Officer approves them.

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments that do not have fixed settlement provisions to be derivative instruments. Under US GAAP, the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated operations statements in each subsequent period.

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Years Ended
	December 31,
	2020	2019
Beginning balance	$30,000	$1,118,000
Re-classification to equity upon warrants exercised	—	(24,000)
Change in fair value of derivative liabilities	(8,000)	(1,064,000)
Ending balance	$22,000	$30,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY

Preferred Stock

In March 2013, the issuance of 10.0 million shares of “Blank Check” preferred stock with a par value of $0.00001 per share received approval by the majority of stockholders.

The following shares were designated as authorized:

●	Three million shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) on December 31, 2014.
●	Three million shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) on February 11, 2015.
●	Three million shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) on February 24, 2015.

On February 5, 2016, the Company terminated the Series A Preferred Stock and Series C Preferred Stock and increased the number of designated shares of Series B Preferred Stock to 5,000,000. The following shares were designated as authorized: Five million shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) on April 25, 2016. On December 6, 2016, the Company terminated the Series B, Preferred Stock. The following shares were designated as authorized: Five thousand shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) on December 21, 2016.

Series D Convertible Preferred Stock

Stated Value

The stated value of the Series D Preferred Stock is $1.00 per share.

Ranking

The Series D Preferred Stock shall rank junior to the Series B Preferred Stock, $0.00001 par value per share, of the Company in respect of the preferences as to dividends, distributions, and payments upon the liquidation, dissolution, or winding up of the Company. The Series D Preferred Stock will rank senior to all of the Company’s common stock and other classes of capital stock concerning dividend rights and/or rights upon distributions, liquidation, dissolution, or winding up of the Company, other than to the Series B Preferred Stock and any class of parity stock that the holders of a majority of the outstanding shares of Series D Preferred Stock consent to the creation.

Liquidation Preference of Preferred Stock

Upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company, before the payment of any amount to the holder of shares of junior stock, but pari-passu with any parity stock, the holders of Preferred Stock are entitled to receive the amount equal to the greater of (i) the stated value of the Series D Preferred Stock or (ii) the amount the holder of Series D Preferred Stock would receive if such holder converted the Series D Preferred Stock into common stock immediately before the date of the liquidation event, including accrued and unpaid dividends.

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

Voting Rights

Except concerning specific material changes in terms of the Series D Preferred Stock and certain other matters, except as may be required by Delaware law, holders of Series D Preferred Stock shall have no voting rights. The approval of a majority of the Series D Preferred Stockholders is necessary to amend the Certificate of Designations.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Preferred Stock (continued)

Series E Convertible Preferred Stock

The board of directors of the Company has designated up to 5,000 shares of the 10,000,000 authorized shares of preferred stock as Series E Preferred Stock. When issued, the shares of Series E Preferred Stock will be validly issued, fully paid, and non-assessable. Each share of Series E Preferred Stock will have a stated value of $1,000 per share. In connection with the December 2016 financing, the Company issued 2,400 shares of Series E Preferred Stock, with an immediate conversion into 1,200,000 shares of common stock after closing.

Rank

The Series E Preferred Stock will rank on parity to our common stock.

Conversion

Each share of the Series E Preferred is convertible into shares of the Company’s common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights, and limitations) at any time at the option of the holder at a conversion price of not less than 100% of the public offering price of the common stock. There is a prohibitive clause in place for the Holders of Series E Preferred Stock from converting Series E Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of common stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other rate not above 9.99%, provided that any increase in such rate shall not be effective until 61 days after such notice to the Company.

Liquidation Preference

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

Voting Rights

Shares of Series E Preferred Stock will generally have no voting rights, except as required by law and except that the affirmative vote of the holders of a majority of the then outstanding shares of Series E Preferred Stock is necessary to (a) alter or change adversely the powers, preferences or rights given to the Series E Preferred Stock, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that materially adversely affects any rights of the holders, (c) increase the number of authorized shares of Series E Preferred Stock, or (d) enter into any agreement concerning any of the preceding.

Dividends

Shareholders of Series E Preferred Stock are not entitled to receive any dividends unless and until declared explicitly by the Company’s board of directors. The holders of the Series E Preferred Stock will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of common stock.

Redemption

The Company is not obligated to redeem or repurchase any shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not otherwise entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock, $0.00001 par value per share. As of December 31, 2020, and 2019, the Company had 21,382,290 and 3,594,548 shares issued, 21,379,631 and 3,591,889 outstanding, respectively. On July 31, 2020, the Board of Directors approved a 1-for-6 reverse stock split. Upon the reverse stock split’s effectiveness, every six shares of an outstanding common stock decreased to one share of common stock. We have retroactively applied the reverse split throughout this quarterly report to all periods presented.

Unless otherwise noted, impacted amounts and share information included in the financial statements and notes to it, and elsewhere in this Form 10-K have been retroactively adjusted for the reverse stock split as if such reverse stock split occurred on the first day of the first period presented. The Company executed proportional adjustments to outstanding warrants’ exercise prices, stock options, and the number of shares issued and issuable under the Company’s Stock Incentive Plans. Specific amounts in the financial statements, the notes to it, and elsewhere in this Form 10-K may be slightly different from previously reported due to rounding of fractional shares due to the reverse stock split.

Common Stock Issuances

For the year ending December 31, 2020

February 2020 Financing

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

During the year ended December 31, 2020, the Company:

●	Issued 6,508,860 shares of common stock and received gross proceeds of approximately $12,548,000, less offering costs of $488,000 for net proceeds of $12,060,000 under the Company’s shelf registration filed on May 5, 2020.

●	Issued 3,829,885 shares of common stock upon warrant holders exercising 3,996,553 common stock warrants, receiving approximately $11,000 in net proceeds.

●	Issued 5,225,913 shares of common stock upon warrant holders exercising 6,967,883 public common stock warrants.

●	Issued 148,917 shares of common stock in satisfaction of amounts deferred for consultant agreements in the amount of $330,000. The determination of the fair value of the common stock is at the time of issuance.

●	Recognized approximately $715,000 of compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset as a credit to additional paid-in capital.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

Common Stock Issuances (continued)

For the year ending December 31, 2019

November 2019 Financing

On November 27, 2019, the Company closed an equity financing for 533,534 shares of common stock, warrants to purchase 1,982,183 shares of common stock and warrants to purchase 1,886,788 shares of Common Stock. The Company received gross proceeds of approximately $3,988,000 from the offering before deducting underwriting-related fees and other offering expenses payable by the Company.

July 2019 Financing

On July 11, 2019, the Company closed an equity financing for 258,333 shares of common stock, warrants to purchase 1,000,000 shares of common stock and, 741,667 pre-funded warrants to purchase common stock. The Company received gross proceeds of approximately $11,996,000 from the offering before deducting underwriting-related fees and other offering expenses payable by the Company.

Other Stockholders’ Equity Transactions

During the year ended December 31, 2019, the Company:

●	Issued 2,403,204 shares of common stock upon the exercise of (i) 6,284 common stock warrants at $27.00 per share, (ii) the exercise of 1,366,667 pre-funded warrants at $0.006 per share and, (iii) the exercise of 1,030,254 cashless warrants for net proceeds of $177,900.

●	Issued 3,272 shares of common stock for employees, directors, consultants, and other professionals for a total fair value of $70,625. The determination of the fair value of the common stock is at the time of issuance.

●	Issued 26,355 shares of common stock in satisfaction of amounts previously deferred for employee/consultant agreements in the amount of $223,967, and the liability equaled the fair value of the shares issued.

●	Issued 2,078 shares of common stock in satisfaction of related party obligations valued at $31,466. The determination of the fair value of the common stock is at the time of issuance, and the liability equaled the fair value of the shares issued.

●	Issued 54,822 shares of common stock in satisfaction of principal and interest for convertible promissory notes valued at $528,000. Of which $97,675 was for interest, $397,808 was for principal with a loss of $32,982 recognized on conversion. The determination of the fair value of the common stock is at the time of issuance.

●	Recognized $2,069,158 of compensation costs associated with outstanding stock options recorded in general and administrative expenses.

●	Recognized $23,638 related to the intrinsic value of common stock warrants with embedded derivative liabilities, transferred into additional paid-in capital.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options

Stock Options — Equity Incentive Plans

The Company’s stock option plans provide options to purchase shares of common stock to officers, directors, other key employees, and consultants. The purchase price may be paid in cash or “net settled” in shares of the Company’s common stock. In a net settlement of an option, the Company does not require payment of the exercise price from the holder but reduces the number of shares of common stock issued upon the exercise of the stock option by the smallest amount of whole shares that have an aggregate fair market value equal to or over the aggregate exercise price for the option shares covered by the option exercised. Options generally vest over three years from the date of grant and expire ten years from the grant date.

The Company has four plans under which they awarded share-based compensation grants of options to individual directors, employees, and advisors of the Company: the 2013 Stock Option Plan, 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan, and the 2017 Incentive Compensation Plan.

Effective April 30, 2018, the Board of Directors, by unanimous written consent, approve the immediate vesting of all remaining options for terminated employees as part of the cost curtailment measures on April 30, 2018, and June 25, 2018.

On December 31, 2020, the board of directors of the Company approved an amendment (the “Amendment”) to the Company’s 2013 Long-Term Stock Incentive Plan (the “Plan”), effective January 1, 2021. The Amendment removed a provision that no single participant may receive more than 25% of the total shares awarded in any single year under the Plan and incorporated specific immaterial clarifying changes.

The following table illustrates various plan data as of December 31, 2020, and 2019:

	For the Years Ended
	December 31,
	2020	2019
Stock-based compensation expense	$610,000	$2,069,000
Weighted average remaining contractual life — options outstanding	6.55 years	7.5 years
Weighted average remaining contractual life — options exercisable	6.45 years	7.5 years
Remaining expense of stock-based compensation	$30,000	$630,000
Remaining amortization period	1.1 years	2.1 years
Intrinsic value per share	$-0-	$-0-

The Company used the U.S. Treasury note’s rate over the expected term of the option for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options (continued)

Stock Options — Equity Incentive Plans (continued)

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

	For the Years Ended
	December 31,
	2020	2019
Exercise price	$—	$19.2
Volatility	—	35.15%
Risk-free interest rate	—	3.76%
Expected dividend yield	—	-0-%
Expected term (years)	—	1.2 years

A summary of the status of the Company’s stock options as of December 31, 2020:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	84,175	$88.98
Options granted	—	$—
Options exercised	—	$—
Options canceled/expired	(27,776)	$(91.30)
Outstanding, December 31, 2020	56,399	$89.79
Exercisable, December 31, 2020	53,009	$92.01

	Common stock issuable upon exercise of options outstanding			Common stock issuable upon options exercisable
Range of Exercise Prices	Options Outstanding (in shares)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable (in shares)	Weighted Average Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price
$-0- to $277,212	56,399	6.55	$89.79	53,009	6.45	$92.01

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Options – CEO

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

CEO Inducement Award — Time Vested Options

On January 22, 2020, the Company granted an inducement award of a ten-year, non-statutory option to purchase 359,247 shares of the Company stock as part of the CEO’s employment agreement. The award has an exercise price of $1.71, vesting commencement date of January 22, 2020, expiration date of January 22, 2030, and the options vest as follows: 25% of such option shares shall vest on January 22, 2021; and the remaining 75% will vest in substantially equal monthly installments over the thirty-six (36) month period after that, subject to the CEO’s continued employment by the Company on the applicable vesting date.

The following table illustrates various plan data as of December 31, 2020, and 2019:

	For the Years Ended
	December 31,
	2020	2019
Stock-based compensation expense	$90,000	$—
Weighted average remaining contractual life — options outstanding and exercisable	9.07 years	—
Remaining expense of stock-based compensation	$503,000	$—
Remaining amortization period	3.1 years	—
Intrinsic value per share	$0.51	$—

The Company used the US Treasury note’s rate over the expected term of the option for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on US Treasury zero-coupon issues over the options’ equivalent lives. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

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

	For the Years Ended
	December 31,
	2020	2019
Exercise price	$1.71	$—
Volatility	153.02%	—
Risk-free interest rate	1.57%	—
Expected dividend yield	-0-%	—
Expected term (years)	6.3	—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY – (continued)

Common Stock Options – CEO (continued)

CEO Inducement Award — Time Vested Options (continued)

A summary of the status of the Company’s time vested stock options for Mr. Miller on December 31, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	359,247	$1.65
Options exercised	—	$—
Options canceled/expired	—	$—
Outstanding, December 31, 2020	359,247	$1.40
Exercisable, December 31, 2020	—	$—

	Common stock issuable upon exercise of options outstanding			Common stock issuable upon options exercisable
Range of Exercise Prices	Options Outstanding (in shares)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable (in shares)	Weighted Average Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price

$1.71	359,247	9.07	$ 1.40	—	—	—

CEO Inducement Award — Performance-Based Option

On January 22, 2020, the Company granted an inducement award of a ten-year, non-statutory option to purchase 250,000 shares of the Company stock as part of the CEO’s employment agreement. The award has an exercise price of $1.71, a vesting commencement date of January 22, 2020, and an expiration date of January 22, 2030. The Option Shares will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche, provided that the CEO remains in continuous employment with the Company through the relevant date of achievement of the performance conditions:

●	Tranche 1: 83,333 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $6,000,000 accumulated over four consecutive fiscal quarters.

●	Tranche 2: 83,333 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $15,000,000 accumulated over four consecutive fiscal quarters.

●	Tranche 3: 83,333 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $23,000,000 accumulated over four consecutive fiscal quarters.

The following table illustrates various plan data as of December 31, 2020, and 2019:

	For the Years Ended
	December 31,
	2020	2019
Stock-based compensation expense	$—	$—
Weighted average remaining contractual life — options outstanding and exercisable	9.07 years	—
Remaining expense of stock-based compensation	$414,000	$—
Remaining amortization period	4.1 years	—
Intrinsic value per share	$0.26	$—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY – (continued)

Common Stock Options – CEO (continued)

CEO Inducement Award — Performance-Based Option (continued)

The Company used the US Treasury note’s rate over the expected term of the option for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on US Treasury zero-coupon issues over the options’ equivalent lives. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The compensation cost is measured based on an award’s fair value at the grant’s date for the performance-based option award. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC. Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. In determining the award’s grant-date fair value, the following assumptions were used (all in weighted averages):

	For the Years Ended
	December 31,
	2020	2019
Exercise price	$1.71	$—
Volatility	153.02%	—
Risk-free interest rate	1.57%	—
Expected dividend yield	-0-%	—
Expected term (years)	6.5	—

The probability of achieving any required metrics for vesting is inconclusive as of December 31, 2020. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any un-recognized costs over the remaining requisite service period of the awards.

A summary of the status of the Company’s performance-based stock options for Mr. Miller on December 31, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	250,000	$1.65
Options exercised	—	$—
Options canceled/expired	—	$—
Outstanding, December 31, 2020	250,000	$1.65
Exercisable, December 31, 2020	—	$—

	Common stock issuable upon exercise of options outstanding			Common stock issuable upon options exercisable
Range of Exercise Prices	Options Outstanding (in shares)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable (in shares)	Weighted Average Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price

$1.71	250,000	9.07	$ 1.65	—	—	—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY – (continued)

Common Stock Options – CFO

On February 27, 2020, the Company entered into an employment agreement with Michael Bond in connection with his appointment as Chief Financial Officer of the Company, effective as of April 1, 2020, under which Mr. Bond received a time-based option. Mr. Bond received an inducement award of a time-based option to purchase 135,168 shares of the Company’s stock under NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans, in consideration of Mr. Bond’s continued employment by the Company on the applicable vesting date.

CFO Inducement Award — Time Vested Options

The Company granted an inducement award of a ten-year, non-statutory option to purchase 135,168 shares of the Company stock as part of the CFO’s employment agreement. The award has an exercise price of $0.96, vesting commencement date of April 1, 2020, expiration date of April 1, 2030, and the options vest as follows: 25% of such option shares shall vest on April 1, 2021; and the remaining 75% will vest in substantially equal monthly installments over the thirty-nine (36) month period after that, subject to the CEO’s continued employment by the Company on the applicable vesting date.

The following table illustrates various plan data as of December 31, 2020, and 2019:

	For the Years Ended
	December 31,
	2020	2019
Stock-based compensation expense	$15,000	$—
Weighted average remaining contractual life — options outstanding and exercisable	9.25 years	—
Remaining expense of stock-based compensation	$108,000	$—
Remaining amortization period	3.3 years	—
Intrinsic value per share	$1.11	$-0-

The Company used the US Treasury note’s rate over the expected term of the option for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For non-employee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on US Treasury zero-coupon issues over the options’ equivalent lives. The expected life of the options represents the estimated period using the simplified method. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

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

	For the Years Ended
	December 31,
	2020	2019
Exercise price	$0.96	$—
Volatility	155.00%	—
Risk-free interest rate	0.62%	—
Expected dividend yield	-0-%	—
Expected term (years)	6.3	—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY – (continued)

Common Stock Options – CFO (continued)

CFO Inducement Award — Time Vested Options (continued)

A summary of the status of the Company’s time vested stock options for Mr. Miller on December 31, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	—	$—
Options granted	135,168	$0.91
Options exercised	—	$—
Options canceled/expired	—	$—
Outstanding, December 31, 2020	135,168	$0.80
Exercisable, December 31, 2020	—	$—

	Common stock issuable upon exercise of options outstanding			Common stock issuable upon options exercisable
Range of Exercise Prices	Options Outstanding (in shares)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable (in shares)	Weighted Average Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price

$0.96	135,168	9.3	$ 0.80	—	—	—

Restricted Stock Awards

CFO Restricted Stock Units — Performance-Based

On December 31, 2020, Michael Bond, the Company’s Chief Financial Officer, received an award pursuant to the amended Plan of 368,715 restricted stock units (“RSUs”). The RSUs vest in three equal tranches on or prior to the fifth anniversary of the grant date, subject to the Company achieving certain revenue levels in any trailing four-quarter fiscal period. The RSUs will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche; provided that the Grantee remain in continuous employment with the Company through the date on which the Committee certifies that the revenue targets below have been attained:

●	Tranche 1: 122,905 RSUs will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Grant Date, of revenue of more than $23,487,000 accumulated over four consecutive fiscal quarters.

●	Tranche 2: 122,905 RSUs will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Grant Date, of revenue of more than $27,010,500 accumulated over four consecutive fiscal quarters.

●	Tranche 3: 122,905 RSUs will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Grant Date, of revenue of more than $31,061,556 accumulated over four consecutive fiscal quarters.

Except as provided in the Grantee’s employment agreement, if the Grantee ceases to be an employee of the Company before any Vesting Date, the remaining portion of the Total Number of Shares unvested is forfeited.

The Company uses the closing stock price on the grant date to estimate performance-based restricted stock units’ fair value. The recording for the award’s stock-based compensation expense is over the vesting period based on the awards’ grant date fair value and achievement of specified performance targets. Forfeitures of performance stock units and awards are recognized as they occur. As of December 31, 2020, the un-amortized stock-based compensation is approximately $487,000, and the intrinsic value of restricted stock units is $0.59 per share.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY – (continued)

Restricted Stock Awards (continued)

CFO Restricted Stock Units — Performance-Based (continued)

The probability of achieving any required metrics for vesting is inconclusive as of December 31, 2020. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any un-recognized costs over the remaining requisite service period of the awards.

A summary of the status of the Company’s restricted stock units for Mr. Bond on December 31, 2020, is as follows:

	Number of Options (in shares)	Weighted Average Exercise Price
Unvested, December 31, 2019	—	$—
Granted	368,715	$1.32
Vested	—	$—
Unvested, December 31, 2020	368,715	$1.32

Common Stock Warrants

The Company granted 7,016,567 common stock warrants, warrant holders exercised 10,964,436 of their warrants, and 17,846 warrants expired during the year ended December 31, 2020. The weighted average exercise price of warrants outstanding on December 31, 2020, is $89.60, with a weighted average remaining contractual life of 1.23 years. As of December 31, 2020, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of December 31, 2020:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2019	4,188,075	$6.60
Warrants granted	7,016,567	$0.90
Warrants exercised	(10,964,436)	$(1.00)
Warrants canceled/expired	(17,846)	$(114.30)
Outstanding, December 31, 2020	222,360	$89.60
Exercisable, December 31, 2020	222,360	$89.60

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY – (continued)

Common Stock Warrants (warrants)

		Common stock issuable upon exercise of warrants outstanding			Common stock issuable upon warrants exercisable

	Range of Exercise Prices	Warrants Outstanding (in shares)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Exercisable (in shares)	Weighted Average Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price
*	$0.906	9,623	0.55 yrs	$0.906	9,623	0.55 yrs	$0.906
	$1.452	35,000	0.12 yrs	$1.452	35,000	0.12 yrs	$1.452
	$30.000	683	3.54 yrs	$30.000	683	3.54 yrs	$30.000
	$60.000	53,333	2.41 yrs	$60.000	53,333	2.41 yrs	$60.000
	$120.000	108,550	1.01 yrs	$120.000	108,550	1.01 yrs	$120.000
	$150.000	13,008	1.63 yrs	$150.000	13,008	1.63 yrs	$150.000
	$504.000	347	0.82 yrs	$504.000	347	0.82 yrs	$504.000
	$827.280	1,816	0.37 yrs	$827.280	1,816	0.37 yrs	$827.280
		222,360	1.23 yrs	$89.60	222,360	1.23 yrs	$89.60

*represents a group of warrants repriced to $ 0.906 from $1.59.

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

On July 19, 2019, Hale Capital Partners, LP (“Hale”) filed a lawsuit against the Company. The case involved professional fees connected with a canceled financing transaction in the amount of $140,000 owed to Hale. The $140,000 was accrued and previously included in accrued expenses on the consolidated balance sheet. On October 23, 2020, the Company entered into a settlement agreement with Hale Capital Partners. The agreement instructed the Company to settle the original debt by making a payment of $50,000, resulting in a gain on settlement of debt in the amount of $90,000 recognized in the statement of operations for the year ending December 31, 2020.

On August 28, 2020, Macnica, Ltd. filed a lawsuit against the Company. The case involved several outstanding purchase orders for specific encoders totaling $1,520,000. An amount of $476,800 was paid towards a partial quantity of encoders, leaving an outstanding balance payable of $1,043,200. The parties reached a settlement agreement and consented as follows:

●	Vislink acknowledges Macnica, Ltd.’s claim of $1,043,200.
●	The Company has taken delivery of the remaining encoders.
●	Vislink effected a one-time payment of $450,000 to Macnica on February 26, 2021.
●	The Company agreed to five subsequent monthly payments of $100,000 and a smaller final installment of $93,200. The Company made its first monthly payment of $100,000 on March 11, 2021.

The Company recorded the $1,043,200 liability and included it in accounts payable on the balance sheet on December 31, 2020.

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

The table below represents the Company’s matching contributions as follows:

	For the Years Ended
	December 31,
	2020	2019
Company matching contributions - 401K Plan	$-0-	$-0-
Company matching contributions - Group Personal Pension Plan, UK	$92,000	$173,000

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — CONCENTRATIONS

Customer concentration risk

For the years ended December 31, 2020, and 2019, there were no individual customer recorded sales over 10% of the Company’s total consolidated sales.

On December 31, 2020, and 2019, the Company recorded accounts receivable of approximately $1,244,000 (27%) and 2,613,000 (39%), respectively, to a single customer over 10% of the Company’s total consolidated accounts receivable.

Vendor concentration risk

For the year ended December 31, 2020, one vendor-generated inventory purchases of approximately $3,852,000 (37%) over 10% of the Company’s consolidated inventory purchases. For the year ended December 31, 2019, two vendors generated approximately $5,434,000 (31%) and $2,610,000 (15%) over 10% of the Company’s consolidated inventory purchases, respectively.

On December 31, 2020, the Company recorded a single vendor balance of approximately $764,000 (15%) of accounts payable over 10% of the Company’s consolidated accounts payable. On December 31, 2019, the Company recorded one vendor balance of approximately $1,940,000 (29%) of accounts payable over 10% of the Company’s consolidated accounts payable.

NOTE 17 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. We disaggregated revenue by primary geographical markets and revenue source in the following tables:

	For the Years Ended
	December 31,
	2020	2019

Primary geographical markets:
North America	$9,107,000	$13,054,000
South America	106,000	429,000
Europe	9,435,000	9,231,000
Asia	2,413,000	4,554,000
Rest of World	1,821,000	1,674,000
	$22,882,000	$28,942,000
Primary revenue source:
Equipment sales	$20,087,000	$25,657,000
Installation, integration, and repairs	2,199,000	2,673,000
Warranties	254,000	171,000
Other (See Note 18)	342,000	441,000
	$22,882,000	$28,942,000
Long-Lived Assets:
United States	$2,676,000	$4,616,000
United Kingdom	1,460,000	2,203,000
	$4,136,000	$6,819,000

NOTE 18 — REBATES

The amounts generated in Note 17 as part of Primary revenue source “other” resulted from rebates issued to the Company’s filing appropriate governmental forms related to the research costs incurred by our U.K. subsidiary in prior fiscal years. The Company expects to continue filing applicable rebate forms for the 2020 fiscal year but can provide no assurances that such rebates will be available in future financial periods at similar levels, or at all.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended
	December 31,
	2020	2019
Current tax provision
Federal	$—	$—
State	9,000	14,000
	9,000	14,000
Deferred tax provision (benefit)
Federal	(1,861,000)	(2,998,000)
State	(55,000)	2,879,000)
Foreign	(2,040,000)	(870,000)
Change in valuation allowance	(3,956,000)	989,000
Income tax provision	$9,000	$14,000

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2020	2019
Statutory Federal income tax rate	21.00%	21.00%
State and local taxes, net of Federal benefit	1.67	1.77
Permanent differences	(0.13)	1.56
Provision to return	(0.06)	1.52
DTA adjustment for state NOL	(0.63)	(16.83)
Foreign Rate Differential	(0.94)	(0.68)
Change rate	(0.72)	(1.00)
Valuation allowance	(20.24)	(7.43)
Effective tax rate	(0.05)%	(0.08)%

Under the provisions of ASC 740, the Company may recognize the benefits of uncertain tax positions when it is more likely than not that the merits of the position(s) will be sustained upon audit by the relevant tax authorities. There were no uncertain tax positions taken or expected to be taken on a tax return that would be determined to be an unrecognized tax benefit recorded on the Company’s financial statements for the years ended December 31, 2020, or 2019. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — INCOME TAXES (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	For the Years Ended
	December 31,
	2020	2019
Deferred Tax Assets
Federal R&D credit	$3,007,000	$3,007,000
Inventory	1,287,000	683,000
Allowance for bad debt	72,000	55,000
Compensation Related	17,000	21,000
Pension	8,000	5,000
Other Accruals	29,000	63,000
State Net operating losses	5,710,000	5,638,000
Federal Net operating losses	40,992,000	38,177,000
Property & Equipment	98,000	—
Stock Options	6,673,000	6,565,000
Other	1,154,000	1,143,000
Valuation Allowance	(58,518,000)	(54,562,000)
Total Deferred Tax Assets	529,000	795,000
Deferred Tax Liabilities
Property and Equipment	(87,000)	(141,000)
Intangibles	(419,000)	(630,000)
Inventory	—	—
Prepaid Expenses	(23,000)	(24,000)
Compensation Related	—	—
Total Deferred Tax Liabilities	(529,000)	(795,000)
Net Deferred Tax Asset/(Liability)	$—	$—

As of December 31, 2020, the Company has federal net operating losses (“NOL”) of approximately $177.5 million that will expire beginning in 2027. The Company has federal NOLs of approximately $20.5 million that may be carried forward indefinitely. The Company also has state NOL carryforwards of $155.6 million, which will expire beginning in 2027. Besides, the Company has foreign NOL carryforwards of approximately $18.9 million that generally do not expire except under certain circumstances. The Company also has research and development credits of approximately $3.0 million, which will begin to expire in 2027. The years that remain open for review by taxing authorities are 2017 to 2020 for Federal, Foreign, and State Income Tax returns.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax assets were reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax assets, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria are satisfied.

The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382 and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the Company immediately before the ownership change, and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change under Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company plans to perform a Section 382 analysis in the future.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — INCOME TAXES (continued)

Effective for tax years beginning after December 31, 2017, the Tax Act includes a participation exemption system of taxation, which generally provides for 100% dividends received deduction on certain qualifying dividend distributions received by U.S. C-corporation shareholders from their 10% or more owned foreign subsidiaries. As a result of this new participation exemption system, it is generally anticipated that the Company should not be subject to additional U.S. federal income taxation on its future receipt of actual dividend income (instead of a deemed inclusion amounts under specific anti-deferral rules) from its foreign subsidiary.

For tax years beginning after December 31, 2017, the Tax Act introduced a new limitation on the deduction of interest expense whereby current year interest deductions are limited (among other restrictions) to 30% of adjusted taxable income, with various modifications and exceptions. The Company does incur interest expense and evaluates each year the impact, if any, of the new limitation.

The Company has not provided for deferred taxes and foreign withholding taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are nearly permanent in duration. In general, it is the Company’s practice and intention to reinvest our foreign subsidiary’s earnings in those operations. Generally, our foreign subsidiary’s earnings have become subject to U.S. taxation based on specific U.S. tax law provisions, such as the recently enacted territorial transition tax under section 965 and under certain other circumstances. Due to the complexities of the provisions introduced with the Tax Act, and the underlying assumptions that would have to be made, it is not practicable to estimate the amount of tax provision required to account for these foreign undistributed earnings. The Company will account for any additional expense or deduction in the year it is claimed. The Company will continue to review each year whether this treatment is appropriate.

The Company did not identify any material uncertain tax positions and is not under any income tax examinations.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20 — SUBSEQUENT EVENTS

On February 8, 2021, the Company closed on equity financing and received gross proceeds of approximately $50,000,000, less offering costs of $3,180,000 for net proceeds of $46,820,000. The Company issued 18,181,120 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share each of common stock.

From January 2021 to March 2021, the Company issued 6,079,598 shares of common stock and received gross proceeds of approximately $12,663,000, less offering costs of $392,000 for net proceeds of $12,271,000 under the May 5, 2020 shelf registration.

The Company entered into a one-year lease for 600 square feet of administrative office space in Lutton, Uk commencing on February 1, 2021, and terminating on January 31, 2022, for approximately £1,674 monthly.

On March 3, 2021, Mickey Miller, Chief Executive Officer of Vislink Technologies, Inc. (the “Company”), received an award of 1,497,330 restricted stock units (“RSUs”). Subject to Mr. Miller’s continued employment with the Company, 199,555 of the RSUs vest on March 3, 2022, 399,110 of the RSUs vest in substantially equal monthly increments over the 24 months after that, and 898,665 of the RSUs vest in three equal tranches on or before December 31, 2025, subject to the Company achieving certain revenue levels in any trailing four-quarter fiscal period. The RSUs will become fully vested if, during the 13 months commencing on a change in control of the Company, the Company terminates Mr. Miller’s employment without Cause (as defined in Mr. Miller’s employment agreement) or he terminates his employment for Good Reason (as defined in Mr. Miller’s employment agreement).

