Form 10-Q
period 2021-03-31
Vislink Technologies, Inc.
filed 2021-05-17
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _______________.

Commission File Number: 001-35988

Vislink Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5856795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Bilby Road, Suite 15, Bldg. 2

Hackettstown, NJ 07840

(Address of Principal Executive Offices)

(941) 953-9035

(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2021, is 45,649,590.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) (the “Report”) contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar words and phrases are intended to identify forward-looking statements. However, this is not an all-inclusive list of words or phrases that identify forward-looking statements in this Report. Also, all information concerning future matters is forward-looking statements.

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

The Company files reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.vislinktechnologies.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after the Company electronically files such materials or furnish them to the SEC. The SEC also maintains an Internet site (sec. Report) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

The Company undertakes no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after this Report’s date. The Company urges you to carefully review and consider all the disclosures made in this Report

REFERENCES TO VISLINK

In this Quarterly Report, unless otherwise stated or the context otherwise indicates, references to “VISL,” “Vislink,” “the Company,” “we,” “us,” “our,” and similar references refer to Vislink Technologies, Inc., a Delaware corporation.

EXPLANATORY NOTE

On July 31, 2020, the Board of Directors approved a 1-for-6 reverse stock split. Upon effectiveness of the reverse stock split, every six shares of an outstanding common stock decreased to one share of common stock. The Company has retroactively applied the reverse split throughout this Report to all periods presented.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$59,877	$5,190
Accounts receivable, net	3,393	4,525
Inventories, net	8,253	5,986
Prepaid expenses and other current assets	1,262	814
Total current assets	72,785	16,515
Right of use assets, operating leases	1,023	1,077
Property and equipment, net	1,134	1,138
Intangible assets, net	1,711	1,921
Total assets	$76,653	$20,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,896	$4,104
Accrued expenses	2,267	2,340
Notes payable	—	25
Current portion of PPP loan	1,168	905
Operating lease obligations, current	481	475
Customer deposits and deferred revenue	1,806	975
Derivative liabilities	100	22
Total current liabilities	8,718	8,846
Long-term portion of PPP loan	—	263
Operating lease obligations, net of current portion	1,441	1,545
Total liabilities	10,159	10,654
Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of March 31, 2021, and December 31, 2020; -0- shares issued and outstanding as of March 31, 2021, and December 31, 2020	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 45,652,249 and 21,382,290 shares issued and 45,649,590 and 21,379,631 outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	339,480	280,273
Accumulated other comprehensive income	105	148
Treasury stock, at cost – 2,659 shares at March 31, 2021 and December 31, 2020, respectively	(277)	(277)
Accumulated deficit	(272,814)	(270,147)
Total stockholders’ equity	66,494	9,997
Total liabilities and stockholders’ equity	$76,653	$20,651

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET (LOSS) INCOME PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2021	2020

Revenue, net	$4,090	$5,352
Cost of revenue and operating expenses
Cost of components and personnel	2,207	2,821
Inventory valuation adjustments	152	25
General and administrative expenses	3,647	6,200
Gain on lease termination	—	(21)
Research and development expenses	602	656
Amortization and depreciation	261	423
Total cost of revenue and operating expenses	6,869	10,104
Loss from operations	(2,779)	(4,752)
Other (expense) income
Changes in fair value of derivative liabilities	(78)	17
Gain on settlement of related party obligation	—	331
Gain on settlement of debt	194	—
Other income	1	—
Interest expense	(5)	(26)
Total other (expense) income	112	332

Net loss	$(2,667)	$(4,430)

Basic and diluted loss per share	$(0.07)	$(0.54)

Weighted average number of shares outstanding:
Basic and diluted	36,591	8,116

Comprehensive loss:
Net loss	$(2,667)	$(4,430)
Unrealized (loss) gain on currency translation adjustment	(43)	277
Comprehensive loss	$(2,710)	$(4,153)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(IN THOUSANDS, EXCEPT SHARE DATA)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, January 1, 2021	—	$—	21,382,290	$—	$280,273	$(277)	$148	$(270,147)	$9,997
Net loss	—	—	—	—	—	—	—	(2,667)	(2,667)
Unrealized loss on currency translation adjustment	—	—	—	—	—	—	(43)		(43)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	24,261,418	—	59,091	—	—	—	59,091
Exercise of common stock warrants	—	—	2,291	—	2	—	—	—	2
Exercise of cashless common stock warrants	—	—	6,250	—	—	—	—	—	—
Warrants issued in a settlement agreement					74				74
Stock-based compensation	—	—		—	40	—	—	—	40
Balance, March 31, 2021	—	$—	45,652,249	$—	$339,480	(277)	$105	(272,814)	$66,494

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid In	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Total
Balance, January 1, 2020	—	$—	3,594,548	$—	$261,871	$(277)	$207	$(252,572)	$9,229
Net loss	—	—	—	—	—	—	—	(4,430)	(4,430)
Unrealized gain on currency translation adjustment	—	—	—	—	—	—	277		277
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	2,074,167	—	5,286	—	—	—	5,286
Exercise of common stock warrants	—	—	3,828,383	—	10	—	—	—	10
Exercise of cashless common stock warrants	—	—	4,019,683	—	—	—	—	—	—
Stock-based compensation	—	—		—	405	—	—	—	405
Balance, March 31, 2020	—	$—	13,516,781	$—	$267,572	(277)	$484	(257,002)	$10,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities
Net loss	$(2,667)	$(4,430)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on lease termination	—	(21)
Gain on settlement of related party obligations	—	(331)
Gain on settlement of debt	(194)	—
Stock-based compensation	40	405
Stock issuance commitments	50	—
Warrants issued in a settlement agreement	74	—
Provision for bad debt	45	12
Recovery of bad debt	(34)	—
Inventory valuation adjustments	152	25
Amortization of right of use assets, operating assets	54	156
Depreciation and amortization	261	423
Change in fair value of derivative liabilities	78	(17)
Changes in assets and liabilities
Accounts receivable	1,154	2,568
Inventory	(2,395)	(1,012)
Prepaid expenses and other current assets	(446)	(30)
Accounts payable	(1,109)	(1,732)
Accrued expenses and interest expense	(136)	604
Operating lease liabilities	(98)	(261)
Deferred revenue and customer deposits	827	(620)
Due to related parties	—	(174)
Net cash used in operating activities	(4,344)	(4,435)
Cash flows used in investing activities
Cash used in for property and equipment	(46)	(97)
Net cash used in investing activities	(46)	(97)
Cash flows provided (used) in financing activities
Proceeds received from equity financings	62,663	5,998
Costs incurred in connection with equity financing	(3,572)	(712)
Proceeds from the exercise of common stock warrants	2	10
Principal payments in connection with working capital financing note	—	(46)
Principal payments made on notes payable	(25)	—
Net cash provided in financing activities	59,068	5,250
Effect of exchange rate changes on cash	9	4
Net increase (decrease) in cash	54,687	(722)
Cash, beginning of period	5,190	1,737
Cash, end of period	$59,877	$2,459

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5	$16

Supplemental disclosure of non-cash information:
Common stock warrants issued in connection with:
Settlement of debt	$74	$—

ROU assets and operating lease obligations recognized (Note 6):
Operating lease assets recognized	$—	546
Less: non-cash changes to operating lease assets
amortization	(54)	(156)
lease termination	—	(533)
	$(54)	$(143)

Operating lease liabilities recognized	$—	$546
Less: non-cash changes to operating lease liabilities
accretion	(98)	(261)
lease termination	—	(533)
	$(98)	$(268)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Vislink is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the scene of the action to the viewing screen. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared under the United States generally accepted accounting principles (“US GAAP”) for interim financial information and following the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements. Read these financial statements in conjunction with the consolidated financial statements filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the United States Securities and Exchange Commission (the “SEC”) April 15, 2021. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present the Company’s consolidated financial position as of March 31, 2021, the results of its operations, and cash flow for the three months ended March 31, 2021, and 2020. Such adjustments are of a routine recurring nature. The results of operations for the three months ended March 31, 2021, may not indicate results for an entire year, any other interim period, or any future year period.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with US GAAP as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the SEC. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Vislink, LLC and Vislink, LTD. Upon consolidation, we eliminated all intercompany accounts and transactions among consolidated entities

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

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

Risks and Uncertainties

The Company’s operations will be subject to significant risks and uncertainties, including financial, operational, regulatory, and other risks associated, including the potential risk of business failure. The COVID-19 pandemic and related economic repercussions have created significant uncertainty. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict as the response to the pandemic and information continues to evolve. Policymakers worldwide have responded with fiscal policy actions to support their industries and economies, but the magnitude and overall effectiveness of these interventions remain uncertain. Although capital markets and economies worldwide improved during the latter part of the fiscal year 2020 from the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries, which could cause a local or global economic recession. Such economic disruption could have a material adverse effect on our business.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on several factors. The duration and severity of the pandemic and identical concerns on the Company’s customers are a few factors. All of which is not all-inclusive or predictable. The delay in payments of outstanding receivable amounts beyond standard payment terms, uncertain demands, implementation of Company-wide initiatives or programs addressing financial and operational functions can unfavorably impact our customers, influencing the Company’s future operations and liquidity. Any economic disruption could have a disadvantageous material effect on our business and reduce our capital resources and access to capital, with possible ominous ramifications on our financial condition and operating results. As of the date of issuance of these Consolidated Financial Statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or operating results remains uncertain

Inventories

The Company records inventory at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory valuation adjustments are on the face of the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021, and 2020.

Revenue Recognition

The Company accounts for revenue under ASC Topic 606. It is a comprehensive revenue recognition model that requires income to be recognized when the Company transfers control of the promised goods or services to the Company’s customers at an amount that reflects the consideration that the Company expects to receive. The application of ASC Topic 606 uses increased judgment and estimates compared to previously issued guidance.

The Company generates all its revenue from contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to a customer in an amount that reflects the consideration that it expects to receive in exchange for those services.

The Company determines revenue recognition through the following steps:

1. Identification of the contract, or contracts, with a customer.

2. Identification of the performance obligations in the contract.

3. Determination of the transaction price.

4. Allocation of the transaction price to the performance obligations in the contract; and

5. Recognition of revenue, when, or as, the Company satisfies a performance obligation.

At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each. To determine the performance obligations, the Company considers all the products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. The Company measures revenue as the amount of consideration it expects to receive in exchange for transferring goods and services. Excluded from income are the value-added sales taxes and other charges the Company collects concurrent with revenue-producing activities.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

The Company determines if an arrangement is a lease at inception. The Company recognize lease expense for lease payments on a straight-line basis over the lease term. The Company includes operating leases as “Right of use assets, operating leases” (“ROU”) in the consolidated balance sheets. For lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion” in the consolidated balance sheets. The Company recognizes operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments for all leases with a term longer than 12 months. There is no separation of lease and non-lease components for all our contracts of real estate.

The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842. There were no capital leases, which are now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of March 31, 2021.

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes under ASC 718 “Compensation-Stock Compensation,” which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the issuance date. The Company uses the closing stock price on the grant date to estimate the time-based and performance-based restricted stock units’ fair value.

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

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	53	65
Warrants	9,299	1,434
	9,352	1,499

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency and Other Comprehensive (Loss)/Income

The Company has a single foreign subsidiary incorporated in the United Kingdom. Its functional currency is the British Pound. The translation from the respective foreign currency to United States Dollars arises for balance sheet accounts using current exchange rates in effect at the balance sheet date, and the income statement accounts use an average exchange rate for the period presented. We record gains or losses resulting from such translation as a separate component of accumulated other comprehensive (loss)/income. Gains or losses resulting from foreign currency transactions are included in foreign currency losses or income, except for the effect of exchange rates on long-term intercompany transactions considered a long-term investment, which is credited or charged to other comprehensive income.

The Company recognizes transaction gains and losses in its results of operations based on the difference between the foreign exchange rates on the transaction date and the reporting date. The Company includes, as a component of general and administrative expenses, the foreign currency exchange gains and losses in the accompanying unaudited condensed consolidated statements of operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	Three Months Ended
	March 31,
	2021	2020
Net foreign exchange transactions:
Losses (gains)	$43,000	$584,000

Accumulated comprehensive income:
Unrealized losses (gains) on currency translation adjustment	$43,000	$(277,000)

The exchange rates adopted for the foreign exchange transactions are exchange rates, as quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. Translation of amounts from British Pounds into United States dollars was made at the following exchange rates for the respective periods:

●	As of March 31, 2021 – £1.37656700 to $1.00.

●	The average exchange rate for the three months ended March 31, 2021 – £1.37843207 to $1.00.

Fair Value of Financial Instruments

GAAP requires disclosing financial instruments’ fair value to the extent practicable for financial instruments recognized or unrecognized in the consolidated balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses various methods and assumptions based on estimates of market conditions and risks existing at the time. For specific instruments, including accounts receivable and accounts payable, the Company estimated that the carrying amount approximated fair value because of these instruments’ short maturities. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs consist of items that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below. As of March 31, 2021, the Company had no fair valued assets or liabilities classified under Level 1 or Level 2.

●	Level 1 – Quoted prices in active markets for identical assets or liabilities,
●	Level 2 – Observable prices based on inputs not quoted on active markets but corroborated by market data,
●	Level 3 – Unobservable inputs are used when little or no market data is available; the fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 7).

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein, except as disclosed.

Recently Issued Accounting Principles

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This update simplifies various aspects of accounting for income taxes, removes certain exceptions to the general principles in ASC 740, and clarifies and amends existing guidance to improve the consistent application. The Corporation adopted ASC 740 in the first quarter of fiscal 2021, with no material effect on the Condensed Consolidated Financial Statements and related footnote disclosures.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a loss from operations of approximately $2.8 million and cash used in operating activities of $4.3 million for the three months ended March 31, 2021. The Company had $64.1 million in working capital, $272.8 million in accumulated deficits, and $59.9 million of cash on hand as of March 31, 2021.

During the three months ended March 31, 2021, the Company issued 6,079,598 shares of common stock for net proceeds of $12,271,000 under its at-the-market facility with Alliance Global Partners (the “ATM”). As of March 31, 2021, approximately $4,800,000 of capacity remains under the ATM.

On February 8, 2021, the Company completed an underwritten public for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share each of common stock.

The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact business partners. While the Company experienced disruptions during the year ended December 31, 2020, from the COVID-19 pandemic, it cannot predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations, and cash flows due to numerous uncertainties. These uncertainties include the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. The COVID-19 pandemic in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company’s results and outlook over the long term remains uncertain.

In light of the uncertainty generated by the COVID-19 pandemic, the Company began taking liquidity preservation actions in late March 2020 and early April 2020. Based on these actions and the capital raises discussed above, the Company believes it will have sufficient funds to continue its operations for at least twelve months from the date of these financial statements.

3 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Patents and Licenses		Trade Names and Technology		Customer Relationships

		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net

Balance as of December 31, 2020	$12,378,000	$(11,175,000)	$1,450,000	$(914,000)	$2,880,000	$(2,698,000)	$1,921,000
Additions	—	—	—	—	—	—	—
Impairments	—	—	—	—	—	—	—
Amortization	—	(165,000)	—	(36,000)	—	(9,000)	(1,001,000)
Balance as of March 31, 2021	$12,378,000	$(11,340,000)	$1,450,000	$(950,000)	$2,880,000	$(2,707,000)	$1,711,000

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

The Company has recognized net capitalized intangible costs as follows:

	March 31,	December 31,
	2021	2020

Patents and Licenses	$1,039,000	$1,203,000
Trade Names and Technology	499,000	536,000
Customer Relationships	173,000	182,000
	$1,711,000	$1,921,000

The Company has recognized the amortization of intangible assets as follows:

	Three Months Ended
	March 31,
	2021	2020

Patents and Licenses	$165,000	$167,000
Trade Names and Technology	36,000	56,000
Customer Relationships	9,000	78,000
	$210,000	$301,000

3 — INTANGIBLE ASSETS (continued)

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 3.1 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending March 31,
2022	$917,000
2023	380,000
2024	119,000
2025	119,000
2026	104,000
Thereafter	72,000
$1,711,000

NOTE 4 — NOTES PAYABLE

On April 13, 2020, the Company entered into a D & O insurance policy agreement for a $250,000 premium, less a down payment of approximately $38,000, financing the remaining balance of approximately $230,000. The loan’s terms are nine months at a 5.95% annual interest rate at a monthly principal and interest payment of approximately $25,000. During the three months ending March 31, 2021, the Company made principal payments of $25,000, leaving a remaining principal balance of $-0- and $25,000 on March 31, 2021, and December 31, 2020, respectively. During the three months ending March 31, 2021, the Company recorded interest expense for the three months ending March 31. 2021, and 2020, of approximately $600 and $-0-, respectively.

NOTE 5 – PAYROLL PROTECTION PROGRAM LOAN

On April 10, 2020, the Company received approximately $1,168,000 in loan proceeds after entering into a promissory note, on April 5, 2020, with Texas Security Bank, according to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan bears an interest rate of 1.0% per annum and matures on April 5, 2022. Additionally, monthly principal and interest payments beginning November 5, 2020, are delayed until establishing the loan forgiveness status. The loan forgiveness status is currently indeterminable, and the Company intends to file documentation by the July 22, 2021 deadline for loan forgiveness.

The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the Small Business Administration, and (3) an amount up to the entire principal amount may qualify for loan forgiveness following the terms of the CARES Act. The amount to be forgiven is indeterminate as of the issuance date of these financial statements. On March 31, 2021, the Company is fully compliant with all covenants concerning the PPP Loan.

Management is accounting for the governmental grant under Topic ASC 470. The Company has recognized a liability for the total amount of the proceeds received. Any amount forgiven falls under ASC 405-20 and would be treated as a gain on loan extinguishment on the statement of operations. The PPP proceeds are cash inflows from financing activities on the statement of cash flows. Any amounts forgiven are a non-cash financing activity.

The table below represents the Company’s obligation under the terms of the PPP loan:

3/31/21

Total PPP loan	$1,168,000
Less: current portion	1,168,000
Non-current portion	$—

NOTE 6 — LEASES

The Company’s leasing arrangements include office space, deployment sites, and storage warehouses, both domestically and internationally. The operating leases contain various terms and provisions, with remaining lease terms that range from two months to slightly over four years and with maturity dates ranging from July 2021 to December 2026. The weighted-average discount rate was 9.2% on March 31, 2021. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. The Company recognizes rent expense for these contracts on a straight-line basis over the minimum lease term.

On March 31, 2021, the Company’s balance sheet had (i) $1.02 million of ROU assets, net of $0.85 million of accumulated depreciation, and (ii) $1.92 million of operating lease liabilities, of which $0.48 million was current, and $1.44 million was non-current.

Adjustments for straight-line rental expenses for the respective periods were not material. The majority of costs recognized are reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs and taxes and variable service charges on leased properties were immaterial. The Company has an option to renew certain leases for additional periods.

The following represents lease activity for the three months ending March 31, 2021:

Lutton, UK

The Company entered into a one-year lease for 600 square feet of administrative office space in Lutton, UK, commencing on February 1, 2021, and terminating on January 31, 2022, for approximately £1,674 monthly.

NOTE 6 — LEASES (continued)

The following table illustrates operating lease data for three months ended March 31, 2021, and 2020:

	Three Months Ended
	March 31,
	2021	2020
Lease cost:
Operating lease cost	$125,000	$202,000
Short-term lease cost	140,000	102,000
Sublease income	—	(46,000)

Total lease cost	$265,000	$258,000

Cash paid for lease liabilities:
Cash flows from operating leases	$163,000	$253,000

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$546,000

Weighted-average remaining lease term—operating leases	4.0 years	5.0 years

Weighted-average discount rate—operating leases	9.2%	9.4%

Maturities of operating lease liabilities were as follows as of March 31, 2021:

Amount

2022	$634,000
2023	609,000
2024	481,000
2025	380,000
2026	106,000
Thereafter	82,000
Total lease payments	2,292,000
Less: imputed interest	372,000
Present value of lease liabilities	1,920,000
Less: Current lease liabilities	483,000
Non-current lease liabilities	$1,437,000

The table below lists the location and lease expiration date from 2021 through 2026:

Location	Square Footage	Lease-End Date		Approximate Future Payments

Colchester, U.K. – Waterside House	16,000	Mar	2025	$1,106,000
Singapore	950	Aug	2023	74,000
Anaheim, CA	1,944	Jul	2021	10,000
Sarasota, FL	1,205	Sep	2022	51,000
Billerica, MA	8,204	Dec	2026	582,000
Hemel, UK	12,870	Oct	2023	469,000

NOTE 7 — DERIVATIVE LIABILITIES

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

The Company records derivative liabilities on its consolidated balance sheet at their fair value on the issuance date. The Company revalues the derivative liabilities on each subsequent balance sheet until exercised or expired, with any changes in the fair value between reporting periods recorded as other income or expense. The Company uses option pricing models and assumptions based upon the instruments’ characteristics on the valuation date. We use assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate to estimate fair value.

NOTE 7 — DERIVATIVE LIABILITIES (continued)

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021	2020
Number of shares underlying the warrants	75,855	77,041
The fair market value of stock	$2.93	$0.96
Exercise price	$0.906 to $ 827.28	$0.16 to $ 827.40
Volatility	152% to 181%	123% to 175%
Risk-free interest rate	0.03% to 0.14%	1.51% to 1.60%
Expected dividend yield	—	—
Warrant life (years)	0.1 to 2.2	1.1 to 3.2

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant in measuring the liabilities’ fair value. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, subject to the approval of the Chief Financial Officer, determines the applicable valuation policies and procedures.

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

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended
	March 31,
	2021	2020

Beginning balance	$21,000	$30,000
Change in fair value of derivative liabilities	79,000	(17,000)
Ending balance	$100,000	$13,000

NOTE 8 — STOCKHOLDERS’ EQUITY

Common stock issuances

On February 8, 2021, the Company closed on equity financing and received gross proceeds of approximately $50,000,000, less offering costs of $3,180,000 for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share each of common stock. The Company has earmarked the net proceeds from equity financing for working capital and general corporate purposes.

Additionally, during the three months ended March 31, 2021, the Company:

●	Issued 6,079,598 shares of common stock and received gross proceeds of approximately $12,663,000, less offering costs of $392,000 for net proceeds of $12,271,000 under the Company’s shelf registration filed on May 5, 2020.

●	Issued 2,291 shares of common stock upon warrant holders exercising 2,291 common stock warrants, receiving approximately $2,000 in net proceeds.

●	Issued 6,250 shares of common stock upon warrant holders exercising 6,250 cashless public common stock warrants.

●	Issued 30,000 three-year common stock warrants with an exercise price of $3.41 per share exercisable for one share each of common stock in satisfaction of a settlement agreement. We computed the value of approximately $74,000 under the Cox Rubenstein binomial lattice valuation model method. The Company used the following assumptions in connection with the warrants’ valuation: fair market value of stock $3.05, the exercise price of $3.41, volatility of 153.96%, risk-free interest rate of 0.08%, expected dividend yield of -0-, and the warrant life of 3 years.

●	Recognized approximately $40,000 of stock-based compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset to additional paid-in capital.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock warrants

During the three months ended March 31, 2021, the Company granted 9,120,910 warrants, the holders exercised 8,542 warrants, and 28,750 warrants expired. The weighted average exercise price of warrants outstanding on March 31, 2021, is $5.30, with a weighted average remaining contractual life of 4.8 years. As of March 31, 2021, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of March 31, 2021:

	Number of Warrants (in shares)	Weighted Average Exercise Price

Outstanding, December 31, 2020	222,360	$89.60
Warrants granted	9,120,910	$3.30
Warrants exercised	(8,542)	$(1.30)
Warrants canceled/expired	(28,750)	$(1.50)
Outstanding, March 31, 2021	9,305,978	$5.30
Exercisable, March 31, 2021	9,305,978	$5.30

Common stock options

Equity Incentive Plans

The following table illustrates various plan data under the amended Long-Term Stock Incentive Plan (the “Plan”) for the three months ended March 31,

	Three Months Ended
	March 31,
	2021	2020
Stock-based compensation expense	$12,000	$386,000
Weighted average remaining contractual life — options outstanding	6.3 years	7.25 years
Weighted average remaining contractual life — options exercisable	6.2 years	7.13 years
Remaining expense of stock-based compensation	$17,000	$260,000
Remaining amortization period	0.9 years	1.2 years
Intrinsic value per share	$-0-	$-0-

The Company used the U.S. Treasury note’s rate over the expected term of the option for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For nonemployee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The compensation cost is measured based on an award’s fair value at the grant’s date for each option award. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC. Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. During the three months ending March 31, 2021, and 2020, there were no stock option awards granted.

A summary of the status of the Company’s stock options as of March 31, 2021:

	Number of Options (in shares)	Weighted Average Exercise Price

Outstanding, December 31, 2020	56,399	$89.79
Options canceled/expired	(3,224)	$(89.08)
Outstanding, March 31, 2021	53,175	$87.71
Exercisable, March 31, 2021	50,953	$90.56

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

CEO Inducement Awards

Time Vested Options

On January 22, 2020, the Company granted an inducement award of a ten-year, non-statutory option to purchase 359,247 shares of the Company stock as part of the CEO’s employment agreement. The award has an exercise price of $1.71 per share, vesting commencement date of January 22, 2020, expiration date of January 22, 2030, and the options vest as follows: 25% of such option shares vested on January 22, 2021; and, the remaining 75% will vest in substantially equal monthly installments over the thirty-six (36) month period after that, subject to the CEO’s continued employment by the Company on the applicable vesting date.

The following table illustrates various plan data under the time vested CEO options awards during the three months ending March 31:

	Three Months Ended
	March 31,
	2021	2020

Stock-based compensation expense	$23,000	$18,000

Weighted average remaining contractual life — options outstanding and exercisable	9.01 years	9.82 years

Remaining expense of stock-based compensation	$479,000	$574,000

Remaining amortization period	2.8 years	3.8 years

Intrinsic value per share	$1.81	$—

The Company used the U.S. Treasury note’s rate over the expected term of the option for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For nonemployee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

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

As of March 31, 2021, Mr. Miller held 359,247 time-vested options, 101,074 options were exercisable. The weighted average exercise price of such options was $1.33 and $4.74, respectively.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

CEO Inducement Awards (continued)

Performance-Based Option

On January 22, 2020, the Company granted an inducement award of a ten-year, non-statutory option to purchase 250,000 shares of the Company stock as part of the CEO’s employment agreement. The award has an exercise price of $1.71, a vesting commencement date of January 22, 2020, and an expiration date of January 22, 2030. The Option Shares will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche, provided that the CEO remains in continuous employment with the Company through the relevant date of achievement of the performance conditions:

●	Tranche 1: 83,333 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $6,000,000 accumulated over four consecutive fiscal quarters.

●	Tranche 2: 83,333 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $15,000,000 accumulated over four consecutive fiscal quarters.

●	Tranche 3: 83,333 Option Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $23,000,000 accumulated over four consecutive fiscal quarters.

The following table illustrates various plan data under the performance-based CEO option award during the three months ending March 31:

	Three Months Ended
	March 31,
	2021	2020
Weighted average remaining contractual life — options outstanding and exercisable	8.82 years	9.82 years

Remaining expense of stock-based compensation	$414,000	$414,000

Remaining amortization period	3.5 years	4.1 years

Intrinsic value per share	$1.49	$—

The Company used the U.S. Treasury note’s rate over the expected term of the option for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For nonemployee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

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

The probability of achieving any required metrics for vesting is inconclusive as of March 31, 2021. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation expense. We will record any unrecognized costs over the remaining requisite service period of the awards.

As of March 31, 2021, Mr. Miller held 250,000 performance-based stock options, and -0- options were exercisable. The weighted average exercise price of such options was $1.65.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

Restricted Stock Awards

CEO Restricted Stock Units — Time-Based and Performance-Based

On March 3, 2021, Carleton Miller, the Company’s Chief Executive, received an award pursuant to the amended Plan of 1,497,330 restricted stock units (“RSUs”). The RSUs are subject to both performance vesting conditions and service vesting conditions as follows:

Time-Based RSUs: 199,555 RSUs shall vest on March 3, 2022, and 399,110 RSUs shall vest in substantially equal monthly increments over the 24 months thereafter, provided that the Grantee remains in continuous employment with the Company on each applicable vesting date.

Performance-Based RSUs: Subject to adjustment as set forth below, 898,665 RSUs will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche; provided that the Grantee remains in continuous employment with the Company through the date on which the Committee certifies that the revenue targets below have been attained:

●	Tranche 1: 299,555 RSUs will vest upon the Company’s attainment, on or before December 31, 2025, of revenue of more than $23,487,000 accumulated over four consecutive fiscal quarters.

●	Tranche 2: 299,555 RSUs will vest upon the Company’s attainment, on or before December 31, 2025, of revenue of more than $27,010,500 accumulated over four consecutive fiscal quarters.

●	Tranche 3: 299,555 RSUs will vest upon the Company’s attainment, on or before December 31, 2025, of revenue of more than $31,061,556 accumulated over four consecutive fiscal quarters.

The determination of revenue for any fiscal period shall be made based on the Company’s revenues on a consolidated basis for each such fiscal period if Mr. Miller remains in continuous employment with the Company through the date the Compensation Committee certifies the revenue for such fiscal period and authorizes the issuance of the underlying shares of common stock to Mr. Miller according to his award agreement. Except as provided in Mr. Miller’s employment agreement, if he ceases to be an employee of the Company before any vesting date, the remaining portion of the total number of shares unvested is forfeited.

Compensation cost recognition

Stock-based compensation costs associated with our restricted stock units (“RSUs”) are determined using the fair market value of the Company’s common stock on the date of the grant. The Company uses the closing stock price on the grant date to estimate the time-based and performance-based restricted stock units’ fair value.

Time-based RSUs

For an award with graded vesting subject only to a service condition (e.g., time-based vesting), ASC 718-10-35-8 provides an accounting policy choice between either graded vesting attribution or straight-line attribution. Under ASC 718-10-35-8, the Company elects the graded vesting method, recognizing compensation cost over the requisite service period for each separately vesting tranche as though each tranche of the award is, in substance, a separate award. The Company recognizes compensation expense for only the portion of awards expected to vest. Forfeitures of time-based units and awards are recognized as they occur. As of March 31, 2021, the un-amortized stock-based compensation is approximately $2,155,000, and the intrinsic value of restricted stock units is $-0- per share.

Performance-based RSUs

For the Company to recognize compensation costs, we must compute the probability it can achieve the above revenue level thresholds before generating compensation cost calculations. The probability of achieving any required metrics for vesting for the performance-based awards is inconclusive as of March 31, 2021. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. Upon meeting probable performance conditions, we will record any unrecognized costs over the awards’ remaining requisite service period using the graded vesting method. Forfeitures of performance-based units and awards are recognized as they occur. As of March 31, 2021, the un-amortized stock-based compensation is approximately $3,235,000, and the intrinsic value of restricted stock units is $-0- per share.

As of March 31, 2021, Mr. Miller held 589,665 unvested time-based restricted stock units and 898,665 unvested performance-based restricted stock units, both with a weighted average exercise price of $3.60.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

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

The following table illustrates various plan data as of March 31, 2021, and 2020:

	Three Months Ended
	March 31,

	2021	2020

Stock-based compensation expense	$5,000	$—

Weighted average remaining contractual life — options outstanding and exercisable	9.01 years	—

Remaining expense of stock-based compensation	$103,000	$—

Remaining amortization period	3.01 years	—

Intrinsic value per share	$2.37	$—

The Company used the U.S. Treasury note’s rate over the expected term of the option for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For nonemployee options, the expected term is the full term of the option. Expected volatility is based on the average of the weekly share price changes over the shorter of the expected term or the period from the placement on Nasdaq Capital Markets Exchange to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

As of March 31, 2021, Mr.Bond held 135,168 time-vested options, of which 33,792 options were exercisable. The weighted average exercise price of such options was $0.77 and $3.06, respectively.

Restricted Stock Awards

CFO Restricted Stock Units — Performance-Based

On December 31, 2020, Michael Bond, the Company’s Chief Financial Officer, received an award pursuant to the amended Plan of 368,715 restricted stock units (“RSUs”). The RSUs vest in three equal tranches on or prior to the fifth anniversary of the grant date, subject to the Company achieving certain revenue levels in any trailing four-quarter fiscal period. The RSUs will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche; provided that the Grantee remains in continuous employment with the Company through the date on which the Committee certifies that the revenue targets below have been attained:

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

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

CFO Inducement Awards (continued)

Restricted Stock Awards (continued)

CFO Restricted Stock Units — Performance-Based (continued)

Compensation cost recognition

Stock-based compensation costs associated with our restricted stock units (“RSUs”) are determined using the fair market value of the Company’s common stock on the date of the grant. The Company uses the closing stock price on the grant date to estimate performance-based restricted stock units’ fair value.

For the Company to recognize compensation costs, we must compute the probability it can achieve the above revenue level thresholds before generating compensation cost calculations. The probability of achieving any required metrics for vesting for the performance-based awards is inconclusive as of March 31, 2021. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. Upon meeting probable performance conditions, we will record any unrecognized costs over the awards’ remaining requisite service period using the graded vesting method. Forfeitures of performance-based units and awards are recognized as they occur. As of March 31, 2021, the un-amortized stock-based compensation is approximately $487,000, and the intrinsic value of restricted stock units is 1.82 per share.

As of March 31, 2021, Mr. Bond held 368,715 unvested performance-based restricted stock units, with a weighted exercise price of $1.32.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

On August 28, 2020, Macnica, Ltd. filed a lawsuit against the Company. The case involved several outstanding purchase orders for specific encoders totaling $1,520,000. An amount of $476,800 was paid towards a partial quantity of encoders, leaving an unpaid balance payable of $1,043,200. The parties reached a settlement agreement and consented as follows:

●	Vislink acknowledges Macnica, Ltd.’s claim of $1,043,200.
●	The Company has taken delivery of the remaining encoders.
●	Vislink effected a one-time payment of $450,000 to Macnica on February 26, 2021.
●	The Company agreed to five subsequent monthly payments of $100,000 and a smaller final installment of $93,200. The Company made its first monthly payment of $100,000 on March 11, 2021, and the second payment of $100,000 on April 15, 2021.

Pension:

At its discretion, the Company may make a matching contribution to the 401(k) plan in which its employees participate. Vislink also has a Group Personal Plan in our U.K. Subsidiary, investing funds with Royal London. U.K. employees are entitled to join the Plan to which the Company contributes varying amounts subject to status. Additionally, the Company operates a stakeholder pension scheme in the U.K.

The table below represents the Company’s matching contributions as follows:

	Three Months Ended
	March 31,
	2021	2020

Company matching contributions - Group Personal Pension Plan, U.K.	$40,000	$43,000

NOTE 10 — CONCENTRATIONS

Customer concentration risk

During the three months ended March 31, 2021, approximately 11% of the Company’s revenue comes from a single customer exceeding 10% of the Company’s total consolidated sales for approximately $466,000. During the three months ended March 31, 2020, approximately 16% of the Company’s revenue comes from a single customer exceeding 10% of the Company’s total consolidated sales for approximately $854,000.

On March 31, 2021, approximately 12% of the Company’s consolidated net accounts receivable was due from one customer for approximately $407,000. On March 31, 2020, approximately 15% of the Company’s consolidated net accounts receivable was due from one customer for approximately $605,000.

Vendor concentration risk

During the three months ended March 31, 2021, approximately 13% of the Company’s consolidated inventory purchases come from one vendor for approximately $473,000. During the three months ended March 31, 2020, approximately 36% of the Company’s consolidated inventory purchases come from one vendor for approximately $1,084,000.

On March 31, 2021, three vendors representing approximately $636,000 (22%), $434,000 (15%), and $317,000 (11%), respectively of the Company’s consolidated accounts payable. On March 31, 2020, approximately 15% from one vendor and two vendors at 11% of each of the Company’s consolidated accounts payable came from a total of three vendors for approximately $634,000, $494,000, and $459,000, respectively.

NOTE 11 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. Vislnk disaggregated revenue by primary geographical markets and revenue source in the following tables:

	Three Months Ended
	March 31,
	2021	2020

Primary geographical markets:
North America	$1,692,000	$2,076,000
South America	146,000	21,000
Europe	1,279,000	1,963,000
Asia	431,000	105,000
Rest of World	542,000	1,187,000
	$4,090,000	$5,352,000

Primary revenue source:
Equipment sales	$3,766,000	$4,980,000
Installation, integration, and repairs	275,000	329,000
Warranties	49,000	43,000
	$4,090,000	$5,352,000

Long-Lived Assets:
United States	$2,498,000	$4,298,000
United Kingdom	1,370,000	1,993,000
	$3,868,000	$6,291,000

NOTE 12 — GAIN ON SETTLEMENT OF DEBT

During the three months ending March 31, 2021, the Company negotiated a vendor accounts payable balance of $494,000 with a remittance settlement of $300,000, recognizing a $194,000 gain. We recorded the gain in the condensed consolidated statements of operations as other income.

NOTE 13 — SUBSEQUENT EVENTS

On April 5, 2021, the Company renewed its directors and officers (“D & O”) liability insurance policy incurring a premium of approximately $1,098,000. The Company paid $225,000 as a down payment and incurred a promissory note of $873,000. The note bears interest at a rate of 5.25% per annum, with nine monthly principal and interest payments of $99,100 each beginning May 5, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements, and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission

Cautionary Note About Forward-Looking Statements

This report includes forward-looking statements that, although based on assumptions that we consider reasonable, are subject to risks and uncertainties, which could cause actual events or conditions to differ materially from those currently anticipated and expressed or implied by such forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to this report entirely and with the understanding that our actual future results may be materially different from what we expect. You should also review the factors and risks we describe in the reports we will file or submit from time to time with the SEC after this report’s date. We qualify all of our forward-looking statements by these cautionary statements.

Overview of COVID-19 Effects

The Company closely monitors the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. While we began to experience disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we cannot predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations, and cash flows due to numerous uncertainties. These uncertainties include the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the development, rollout, and availability of effective treatments and vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries have reacted by instituting quarantines, mandating business closures, and restricting travel. Certain states and cities, including those where the location of our principal place of business is and sales force, seek to operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. The Company cannot predict if additional states and cities will implement similar conditions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we operate. Further, the impacts of a potential worsening of global economic conditions with continued disruptions, volatility in the credit and financial markets, consumer spending, and other unanticipated consequences remain unknown.

The Company continues to limit business travel and face-to-face meetings, and a portion of its non-manufacturing employees work remotely. Vislink enforces strict social distancing, symptom self-assessments, sanitation, and mask protocols within its facilities. We believe that we comply with all public health guidance, and we continue to take precautionary measures, make contingency plans, and improve our response to the ongoing situation. The Company continues to perform most administrative operations remotely, in the U.S. and overseas. Remote work arrangements and travel restrictions have not adversely affected Vislink’s ability to maintain operations and financial reporting, and the Company does not anticipate a material impact on its human capital resources or productivity.

Overview

Vislink is a global technology business specializing in collecting, delivering, and managing high-quality live video and associated data from the scene of the action to the viewing screen. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

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

Results of Operations

Comparison for the three months ended March 31, 2021, and 2020

Revenues

Revenues for the three months ended March 31, 2021, were $4.0 million compared to $5.4 million for the three months ended March 31, 2020, representing a decrease of $1.4 million or 26%. The decline in revenue is attributable to the delay in recognizing sales orders for live production customers because of the COVID-19 pandemic effect in the international marketplace.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

The cost of components and personnel for the three months ended March 31, 2021, was $2.2 million compared to $2.8 million for the three months ended March 31, 2020, representing a decrease of $0.6 million or 21%. The decline in cost of components and personnel is due to the delay in filling sales orders mentioned above and the workforce reduction implemented as part of the 2020 strategic initiative plan.

General and Administrative Expenses

General and administrative expenses are the expenses of operating the business daily and include salary and benefit expenses, including stock-based compensation and payroll taxes, as well as the costs of trade shows, marketing programs, promotional materials, professional services, facilities, general liability insurance, travel and other operating expenses associated with being a public company.

General and administrative expenses for the three months ended March 31, 2021, were $3.6 million compared to $6.2 million for the three months ended March 31, 2020, representing a decrease of $2.6 million or 42%.

The decrease is mainly attributable to the reduction of $0.7 million of salaries and benefits, $0.6 million in foreign exchange losses, $0.4 million each in stock-based compensation and office expense, offset by an increase in $0.6 million of miscellaneous costs for operating as a public company.

Many of these decreases are related to the liquidity preservation actions taken in late March 2020 and early April 2020 in light of the uncertainty generated by the COVID-19 pandemic. The Company cannot predict the effect the COVID-19 pandemic may have on future general and administrative expenses

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, payroll taxes, prototypes, facilities, and travel costs.

Research and development expenses for the three months ended March 31, 2021, were $0.6 million compared to $0.7 million for the three months ended March 31, 2020, representing a decrease of $0.1 million or 14%.

The decrease of $0.1 million is primarily due to the reduction of $0.1 in salaries and benefits.

The overall decrease of $0.1 million is attributable to a reduction of salaries and benefits under the strategic initiative plans mentioned above. The Company cannot predict the effect the COVID-19 pandemic may have on future research and development expenses.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2021, were $0.3 million compared to $0.4 million for the three months ended March 31, 2020, representing a decrease of $0.1 million or 25%. The decline is attributable to an increase in fully depreciated long-lived assets.

Other

Gain on settlement of related party obligations

Gain on settlement of related party obligations for the three months ended March 31, 2021, was $-0- million, compared to $0.3 million for the three months ended March 31, 2020, representing a decrease of $0.3 million or 100%. This decrease is attributable to a non-recurring of a related party transaction in the fiscal year 2021.

Gain on settlement of debt

Gain on settlement of debt for the three months ended March 31, 2021, was $0.2 million, compared to $-0- for the three months ended March 31, 2020, representing an increase of $0.2 million or 100%. This increase is attributable to the $300,000 settlement of a vendor accounts payable balance of $494,000 for the three months ended March 31, 2021.

Net (Loss) Income

For the three months ended March 31, 2021, the Company had a net loss of $2.7 million, as compared to a net loss of $4.4 million for the three months ended March 31, 2020, or a decrease of $1.7 million or 39%. The reduction in net loss is primarily attributable to the Company’s strategic initiative plan implemented in the fiscal year of 2020.

Liquidity and Capital Resources

The Company incurred a loss from operations of approximately $2.8 million and cash used in operating activities of $4.3 million for the three months ended March 31, 2021. The Company had $64.1 million in working capital, $272.8 million in accumulated deficits, and $59.9 million of cash on hand as of March 31, 2021.

During the three months ended March 31, 2021, the Company issued 6,079,598 shares of common stock for net proceeds of $12,271,000 under its at-the-market facility with Alliance Global Partners (the “ATM”). As of March 31, 2021, approximately $4,800,000 of capacity remains under the ATM.

On February 8, 2021, the Company completed an underwritten public for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share each of common stock.

The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact business partners. While the Company experienced disruptions during the year ended December 31, 2020, from the COVID-19 pandemic, it cannot predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations, and cash flows due to numerous uncertainties. These uncertainties include the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. The COVID-19 pandemic in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Depending upon the duration and severity of the pandemic, the continuing effect on the Company’s results and outlook over the long term remains uncertain.

In light of the uncertainty generated by the COVID-19 pandemic, the Company began taking liquidity preservation actions in late March 2020 and early April 2020. Based on these actions and the capital raises discussed above, the Company believes it will have sufficient funds to continue its operations for at least twelve months from the date of these financial statements.

Cash Flows

The following table sets forth the significant components of our cash flows data statements for the periods presented.

For the Three Months Period Ended

(In Thousands)

	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(4,344)	$(4,435)
Net cash used in investing activities	(46)	(97)
Net cash provided by (used) in financing activities	59,068	5250
Effect of exchange rate changes on cash	9	4
Net increase (decrease) in cash	$54,687	$722

Operating Activities

Net cash used in operating activities of approximately $4.3 million during the three months ended March 31, 2021, was principally attributable to an increase of $2.4 million in inventory, a decrease in — $1.2 million in accounts payable, $1.1 million in accounts receivable, $0.8 million in deferred revenue and customer deposits, and $0.4 million in prepaid expenses.

Net cash used in operating activities of approximately $4.4 million during the three months ended March 31, 2020, was principally attributable to a $1.6 million increase in inventory, a decrease of $1.9 million in accounts receivable, and a drop of deferred revenue and customer deposits of $0.5 million.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2021, and 2020 were $0.1 million and $0.1 million, respectively, and principally relate to the capital expenditures for furniture and computer equipment.

Financing Activities

Net cash provided by financing activities of approximately $59.1 million during the three months ended March 31, 2021, was principally attributable to net proceeds from equity raises and common stock warrants’ exercise.

Net cash provided by financing activities of approximately $5.3 million during the three months ended March 31, 2020, was principally attributable to net proceeds from equity raises and common stock warrants’ exercise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and our Chief Financial Officer, are responsible for establishing the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)), as of March 31, 2021, our management has not completed an adequate assessment of the Company’s design and operation of our disclosure controls.

In light of this fact, we performed additional analysis and other post-closing procedures to ensure our financial statements, included in this quarterly report, have been prepared according to generally accepted accounting principles. Additionally, we engaged accounting consultants to assist in the preparation of our financial statements. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

It is mindful that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system’s objectives are met. Also, any control system’s design is based on certain assumptions about the likelihood of future events.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes under accounting principles generally accepted in the United States of America (US GAAP).

Our Annual Report on Form 10-K for the year ended December 31, 2020, identifies material weaknesses in our internal control over financial reporting due to not correctly performing an adequate risk assessment or monitoring our internal controls over financial reporting. As of March 31, 2021, we concluded that certain of these material weaknesses continued to exist.

c) Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

In the second quarter of 2021, management has hired a consulting firm to evaluate and assist in the Company’s design and operation of disclosure controls and procedures. Additionally, the Company is committed to improving its internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 15, 2021. In addition, you should carefully consider the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our risk factors and the risks described elsewhere in this report on Form 10-Q occur, our business, operating results, and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of our risk factors and risks elsewhere in this report or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

Exhibit Number	Description of Exhibit
1.1	Sales Agreement, dated May 5, 2020, by and between Vislink Technologies, Inc. and A.G.P./Alliance Global Partners(1)
3.1(i)	Amended & Restated Certificate of Incorporation (2)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (3)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (26)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (17)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (13)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (18)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (17)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (24)
3.1(i)(h)	Amendment to Certificate of Incorporation filed June 10, 2016 (21)
3.1(i)(i)	Certificate of Designation of Series E Convertible Preferred Stock (25)
3.1(i)(j)	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 11, 2019(41)
3.1(i)(h)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on July 31, 2020(39)
3.1(ii)	Second Amended & Restated Bylaws (4)
4.1	Form of Common Stock Certificate of the Registrant (5)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (6)
4.3	Form of Underwriters’ Warrant for the offering closed July 24, 2013 (2)
4.4	Form of Underwriters’ Warrant for the offering closed November 18, 2013 (7)
4.5	Form of Warrant issued in December 30, 2014 Offering (11)
4.6	Form of Warrant issued in February 11, 2015 Offering (12)
4.7	Form of Warrant issued in February 24, 2015 Offering (13)
4.8	Form of 8% Convertible Note (14)
4.9	Form of Series A Warrant for the August 2015 Offering (15)
4.10	Form of Pre-funded Series B Warrant for the August 2015 Offering (15)
4.11	Form of Series C Warrant for the August 2015 Offering (15)
4.12	Form of Series D Warrant for the August 2015 Offering (15)
4.13	Form of 5% Convertible Note (16)
4.14	Form of Amendment, dated April 29, 2016, to Series A Warrant to Purchase Common Stock of xG Technology, Inc., dated August 19, 2015(19)
4.15	Form of Amendment, dated April 29, 2016, to Warrant to Purchase Common Stock of xG Technology, Inc., dated February 29, 2016 (19)
4.16	Form of Warrant (20)
4.17	Form of Vislink Promissory Note (28)
4.18	Form of Underwriters’ Warrant for February 2017 Offering (29)
4.19	Form of Warrant for August 2017 Offering (32)
4.20	Form of 6% Senior Secured Convertible Debenture(37)
4.21	Form of Common Stock Purchase Warrant(37)
4.22	Form of Amended and Restated 6% Senior Secured Debenture(38)
4.23	Form of Second Amended and Restated 6% Senior Secured Debenture(40)
4.24	Form of 10% Senior Secured Convertible Debenture(40)
4.25	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering(42)
4.26	Form of Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from November 2019 Offering(43)
4.27	Form of Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from February 2020 Offering(44)
4.28	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.(51)
10.1	2013 Long Term Incentive Plan (8)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (8)
10.3	2004 Option Plan (8)
10.4	2005 Option Plan (8)
10.5	2006 Option Plan (8)
10.6	2007 Option Plan (8)
10.7	2009 Option Plan (8)
10.8	Forms of Award Documents under 2004, 2005, 2006, 2007, and 2009 Option Plans (8)
10.9	Sunrise Office Lease (8)
10.10	Care21 Agreement (8)
10.11	Purchase Agreement, dated as of September 22, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (9)
10.12	Purchase Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (9)
10.13	Registration Rights Agreement, dated as of September 19, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. (9)
10.14	Purchase Agreement, dated as of November 25, 2014, by and between the Company, LPC, Affiliate Purchasers, and the Other Investors (10)
10.15	Purchase Agreement, dated as of December 30, 2014, by and between the Company and 31 Group, LLC. (11)
10.16	Purchase Agreement, dated as of February 11, 2015, by and between the Company and 31 Group, LLC. (12)
10.17	Purchase Agreement, dated as of February 24, 2014, by and between the Company and 31 Group, LLC. (13)
10.18	Form of Purchase Agreement dated as of June 11, 2015 (14)
10.19	Amendment to Purchase Agreement dated as of June 11, 2015 (26)
10.20	Asset Purchase Agreement, dated as of January 29, 2016, by and between the Company and Integrated Microwave Technologies, LLC (16)
10.21	Form of Securities Purchase Agreement (16)

10.22	$1,500,000 Initial Payment Note from the Company to IMT (16)
10.23	Form of Subscription Agreement, dated May 12, 2016, between the Company and the Purchasers thereto (20)
10.24	2015 Employee Stock Purchase Plan (22)
10.25	2015 Incentive Compensation Plan (22)
10.26	2016 Employee Stock Purchase Plan (23)
10.27	2016 Incentive Compensation Plan (23)
10.28	Deed of Variation to Business Purchase Agreement by and between the Company, Vislink PLC, Vislink International Limited and Vislink Inc., dated January 13, 2017 (27)
10.29	Settlement Agreement between the Company and the Holders thereto, dated January 13, 2017 (27)
10.30	Security Agreement, dated February 2, 2017, between the Company and the Vislink Sellers (28)
10.31	Service Agreement between James Walton and Vislink International Limited, dated October 19, 2015 (30)
10.32	Purchase Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (31)
10.33	Registration Rights Agreement, dated May 19, 2017, between the Company and Lincoln Park Capital Fund, LLC (31)
10.34	Securities Purchase Agreement, dated August 15, 2017, between the Company and the Purchasers thereto (32)
10.35	Amendment to 2016 Employee Stock Purchase Plan(34)
10.36	Amendment to 2016 Incentive Compensation Plan(35)
10.37	2017 Incentive Compensation Plan(36)
10.38	Form of Securities Purchase Agreement, dated May 29, 2018, by and among the Company and the purchaser signatories thereto(37)
10.39	Form of Security Agreement, dated Mya 29, 2018, by and among the Company and each of the secured parties thereto(37)
10.40	Form of Subsidiary Guarantee, dated May 29, 2018, by and among the Company, the purchasers under the Securities Purchase Agreement, and each of the Company’s subsidiaries(37)
10.41	Form of Registration Rights Agreement, dated May 29, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement(37)
10.43	Form of Voting Agreement, each dated May 29, 2018, between the Company and each purchaser under the Securities Purchase Agreement (37)
10.44	Form of Securities Purchase Agreement, dated December 3, 2018, by and among the Company and the purchaser signatories thereto(40)
10.45	Form of Security Agreement, dated December 3, 2018, by and among the Company and each of the secured parties thereto(40)
10.46	Form of Subsidiary Guarantee, dated December 3, 2018 executed by each of the Company’s subsidiaries(40)
10.47	Form of Registration Rights Agreement, dated December 3, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement, dated December 3, 2018(40)
10.48	Form of Voting Agreement, each dated December 3, 2018, executed by each purchaser under the Securities Purchase Agreement, dated December 3, 2018(40)
10.49	Employment Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(45)
10.50	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(45)
10.51	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(45)
10.52	Form of Separation Agreement to be executed by the Company and John Payne upon the conclusion of John Payne’s employment(46)
10.53	Employment Agreement by and between the Company and Michael Bond, dated as of February 27, 2020(47)
10.54	Form of Separation Agreement to be executed by the Company and Roger G. Branton upon the conclusion of Roger G. Branton’s employment(47)
10.55	Form of Indemnification Agreement by and between the Company and its officers and directors(51)
10.56	Loan Agreement, dated April 5, 2020, by and between Texas Security Bank and Integrated Microwave Technology, LLC(48)
10.57	Non-Employee Director Compensation Policy(49)
10.58	Form of Non-Employee Director Restricted Shares Agreement(49)
14.1	Code of Ethics(33)
21.1	Subsidiaries of the Registrant(50)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith
(1)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 5, 2020.
(2)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(3)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(4)	Reserved
(5)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(6)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(7)	Filed as an Exhibit on Form S-1/A with the SEC on November 6, 2013.
(8)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on September 24, 2014.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 26, 2014.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 31, 2014.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 13, 2015.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(14)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 12, 2015.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2015.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 3, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 2, 2016
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(21)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(22)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(23)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(24)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(25)	Filed as an Exhibit on Current Report on From 8-K with the SEC on December 27, 2016.
(26)	Filed as an Exhibit on Current Report on From 8-K with the SEC on July 20, 2015.
(27)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 19, 2017.
(28)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(29)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 23, 2017.
(31)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 23, 2017.
(32)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(33)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.
(34)	Filed as Appendix D on Definitive Schedule 14A with the SEC on May 22, 2017
(35)	Filed as Appendix E on Definitive Schedule 14A with the SEC on May 22, 2017
(36)	Filed as Appendix F on Definitive Schedule 14A with the SEC on May 22, 2017
(37)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(38)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(39)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 5, 2020.

(40)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 4, 2018.
(41)	Filed an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2019.
(42)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 16, 2019.
(43)	Filed as an Exhibit on Form S-1/A with the SEC on November 22, 2019.
(44)	Filed as an Exhibit on Form S-1/A with the SEC on February 3, 2020.
(45)	Filed as an Exhibit on Current Report on Form 8-K/A with the SEC on January 24, 2020.
(46)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 27, 2020.
(47)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 28, 2020.
(48)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 23, 2020.
(49)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 12, 2020.
(50)	Filed as an Exhibit on Form S-1/A with the SEC on October 30, 2019.
(51)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 1, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: May 17, 2021	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Michael Bond
Michael Bond
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

