Form 10-Q
period 2021-06-30
Vislink Technologies, Inc.
filed 2021-08-16
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares of the registrant’s common stock outstanding as of August 12, 2021, is 45,737,369.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the six months ended June 30, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	3
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss Income for the three and six months ended June 30, 2021, and 2020	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021	5
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020	6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021, and 2020	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) (the “Report”) contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar words and phrases intended to identify forward-looking statements. However, this is not an all-inclusive list of words or phrases that identify forward-looking statements in this Report. Also, all information concerning future matters is forward-looking statements.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$55,501	$5,190
Accounts receivable, net	9,069	4,525
Inventories, net	9,702	5,986
Prepaid expenses and other current assets	2,274	814
Total current assets	76,546	16,515
Right of use assets, operating leases	968	1,077
Property and equipment, net	1,159	1,138
Intangible assets, net	1,508	1,921
Total assets	$80,181	$20,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,936	$4,104
Accrued expenses	2,449	2,340
Notes payable	682	25
Current portion of PPP loan	1,168	905
Operating lease obligations, current	485	475
Customer deposits and deferred revenue	5,387	975
Derivative liabilities	39	22
Total current liabilities	13,146	8,846
Long-term portion of PPP loan	—	263
Operating lease obligations, net of current portion	1,312	1,545
Total liabilities	14,458	10,654
Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of June 30, 2021, and December 31, 2020; -0- shares issued and outstanding as of June 30, 2021, and December 31, 2020	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 45,652,249 and 21,382,290 shares issued and 45,649,590 and 21,379,631 outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	339,514	280,273
Accumulated other comprehensive income	134	148
Treasury stock, at cost – 2,659 shares at June 30, 2021 and December 31, 2020, respectively	(277)	(277)
Accumulated deficit	(273,648)	(270,147)
Total stockholders’ equity	65,723	9,997
Total liabilities and stockholders’ equity	$80,181	$20,651

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue, net	$7,550	$6,008	$11,640	$11,360
Cost of revenue and operating expenses
Cost of components and personnel	3,563	2,427	5,770	5,248
Inventory valuation adjustments	159	24	311	49
General and administrative expenses	3,751	3,321	7,398	9,521
Gain on lease termination	—	—	—	(21)
Research and development expenses	718	559	1,320	1,215
Amortization and depreciation	256	334	517	757
Total cost of revenue and operating expenses	8,447	6,665	15,316	16,769
Loss from operations	(897)	(657)	(3,676)	(5,409)
Other income (expense)
Changes in fair value of derivative liabilities	61	(98)	(17)	(81)
Gain on settlement of related party obligation	—	—	—	331
Gain on settlement of debt	—	—	194	—
Other income	2	—	2	—
Interest expense	—	(23)	(4)	(49)
Total other income (expense)	63	(121)	175	201

Net loss	$(834)	$(778)	$(3,501)	$(5,208)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.09)	$(0.45)

Weighted average number of shares outstanding:
Basic and diluted	46,650	14,805	41,145	11,460

Comprehensive loss:
Net loss	$(834)	$(778)	$(3,501)	$(5,208)
Unrealized gain (loss) on currency translation adjustment	29	(28)	(14)	249
Comprehensive loss	$(805)	$(806)	$(3,515)	$(4,959)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2021	—	$—	21,382,290	$—	$280,273	$148	$(277)	$(270,147)	$9,997
Net loss	—	—	—	—	—	—	—	(2,667)	(2,667)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(43)	—	—	(43)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	24,261,418	—	59,091	—	—	—	59,091
Exercise of common stock warrants	—	—	2,291	—	2	—	—	—	2
Exercise of cashless common stock warrants	—	—	6,250	—	—	—	—	—	—
Warrants issued in a settlement agreement					74				74
Stock-based compensation	—	—		—	40	—	—	—	40
Balance, March 31, 2021	—	$—	45,652,249	$—	$339,480	$105	$(277)	$(272,814)	$66,494

Net loss	—	—	—	—	—	—	—	(834)	(834)
Unrealized gain on currency translation adjustment	—	—	—	—	—	29	—	—	29
Stock-based compensation	—	—	—	—	34	—	—	—	34
Balance, June 30, 2021	—	$—	45,652,249	$—	$339,514	$134	$(277)	$(273,648)	$65,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2020	—	$—	3,594,548	$—	$261,871	$207	$(277)	$(252,572)	$9,229
Net loss	—	—	—	—	—	—	—	(4,430)	(4,430)
Unrealized loss on currency translation adjustment	—	—	—	—	—	277	—	—	277
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	2,074,167	—	5,286	—	—	—	5,286
Exercise of common stock warrants	—	—	3,828,383	—	10	—	—	—	10
Exercise of cashless common stock warrants	—	—	4,019,683	—	—	—	—	—	—
Stock-based compensation	—	—		—	405	—	—	—	405
Balance, March 31, 2020	—	$—	13,516,781	$—	$267,572	$484	$(277)	$(257,002)	$10,777

Net loss	—	—	—	—	—	—	—	(778)	(778)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(28)	—	—	(28)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	1,333,333	—	4,878	—	—	—	4,878
Exercise of common stock warrants	—	—	1,458	—	1	—	—	—	1
Exercise of cashless common stock warrants	—	—	1,205,917	—	—	—	—	—	—
Stock issuance commitments			46,124		65				65
Stock-based compensation	—	—		—	211	—	—	—	211
Balance, June 30, 2020	—	$—	16,103,613	$—	$272,727	$456	$(277)	$(257,780)	$15,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities
Net loss	$(3,501)	$(5,208)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on lease termination	—	(21)
Gain on settlement of related party obligations	—	(331)
Gain on settlement of debt	(194)	—
Stock-based compensation	74	616
Stock issuance commitments	100	65
Warrants issued in a settlement agreement	74	—
Provision for bad debt	200	99
Recovery of bad debt	(167)	—
Inventory valuation adjustments	311	49
Amortization of right of use assets, operating assets	109	284
Depreciation and amortization	517	757
Change in fair value of derivative liabilities	17	81
Changes in assets and liabilities
Accounts receivable	(4,523)	1,978
Inventory	(3,988)	(861)
Prepaid expenses and other current assets	(359)	(28)
Accounts payable	(1,075)	(3,034)
Accrued expenses and interest expense	(14)	(120)
Operating lease liabilities	(222)	(378)
Deferred revenue and customer deposits	4,407	(1,497)
Due to related parties	—	(174)
Net cash used in operating activities	(8,234)	(7,723)
Cash flows used in investing activities
Cash used for property and equipment	(122)	(158)
Net cash used in investing activities	(122)	(158)
Cash flows provided in financing activities
Proceeds received from equity financings	62,663	11,099
Costs incurred in connection with equity financing	(3,572)	(935)
Proceeds from the exercise of common stock warrants	2	11
Principal payments in connection with working capital financing note	—	(92)
Principal payments on D & O notes payable	(441)	(47)
Proceeds received from PPP loan	—	1,168
Net cash provided in financing activities	58,652	11,204
Effect of exchange rate changes on cash	15	5
Net increase in cash	50,311	3,328
Cash, beginning of period	5,190	1,737
Cash, end of period	$55,501	$5,065

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13	$34

Supplemental disclosure of non-cash information:
Notes payable recognized on D & O insurance policy	$1,098	$213
Common stock warrants issued in connection with:
Settlement of amounts due to related parties	$74	$65

ROU assets and operating lease obligations recognized (Note 6):
Operating lease assets recognized	$—	546
Less: non-cash changes to operating lease assets
amortization	(109)	(284)
lease termination	—	(904)

Operating lease liabilities recognized	$—	$546
Less: non-cash changes to operating lease liabilities
accretion	(222)	(378)
lease termination	—	(553)
	$(222)	$(385)

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

Military and Government:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing a standard international protocol, I.P., platform, and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to the law enforcement and public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Additionally, short-range and long-range solutions are available in areas that include established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared under the United States generally accepted accounting principles (“US GAAP”) for interim financial information and following the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements. The Company recommends reading these financial statements in conjunction with the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the United States Securities and Exchange Commission (the “SEC”) April 15, 2021. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present the Company’s consolidated financial position as of June 30, 2021, the results of its operations, and cash flow for the six months ended June 30, 2021, and 2020. Such adjustments are of a routine recurring nature. The results of operations for the six months ended June 30, 2021, may not indicate results for an entire year, any other interim period, or any future period.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with US GAAP as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the SEC. The accompanying consolidated financial statements include the Company’s accounts and its wholly-owned subsidiaries, Vislink, LLC and Vislink, LTD. Upon consolidation, we eliminated all intercompany accounts and transactions among consolidated entities

Use of Estimates

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

Risks and Uncertainties

The Company’s operations will be subject to significant risks and uncertainties, including financial, operational, regulatory, and other risks associated, including the potential risk of business failure. The COVID-19 pandemic and related economic repercussions have created significant uncertainty. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict as the response to the pandemic and information continues to evolve. Policymakers worldwide have responded with fiscal policy actions to support their industries and economies, but these interventions’ magnitude and overall effectiveness remain uncertain. Although capital markets and economies worldwide improved after the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries, which could cause a local or global economic recession. Such economic disruption could have a material adverse effect on our business.

The severity of the impact of the COVID-19 pandemic on the Company’s business depends on numerous factors, including the duration, its severity, the effect on the Company’s customers, and our supply chain. The delay in payments of outstanding receivable amounts beyond standard payment terms, implementation of Company-wide initiatives or programs addressing financial and operational functions can unfavorably impact our customers and influence the Company’s operations and liquidity. Any economic disruption could have a material adverse effect on our business, capital resources, access to capital, financial condition, and operating results. As of the date of issuance of these Consolidated Financial Statements, the extent to which the COVID-19 pandemics may materially impact the Company’s financial condition, liquidity, or operating results remains uncertain.

Inventories

The Company records inventory at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory valuation adjustments are on the face of the unaudited condensed consolidated statements of operations for the six months ended June 30, 2021, and 2020.

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

The Company generates all its revenue from contracts with customers. The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those services.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company recognizes lease expense for lease payments on a straight-line basis over the lease term. The Company includes operating leases as “Right of use assets, operating leases” (“ROU”) in the consolidated balance sheets. For lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion” in the consolidated balance sheets. The Company recognizes operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments for all leases with a term longer than 12 months. There is no separation of lease and non-lease components for all our contracts of real estate.

The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842. There were no capital leases, which are now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of June 30, 2021.

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

The Company reports loss per share under ASC Topic 260, “Earnings Per Share,” which establishes computing standards and presents earnings per share. The basic loss per share calculation divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period without considering common stock equivalents. The diluted loss per share calculation adjusts the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. For the diluted net loss per share calculation purposes, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for a net loss period.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Six months Ended
	June 30,
	2021	2020
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	139	70
Warrants	9,297	178
	9,436	248

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency and Other Comprehensive (Loss)/Income

The Company has a single foreign subsidiary incorporated in the United Kingdom. Its functional currency is the British Pound. The translation from the respective foreign currency to United States Dollars arises for balance sheet accounts using current exchange rates in effect at the balance sheet date, and the income statement accounts use an average exchange rate for the period presented. We record gains or losses resulting from such translation as a separate component of accumulated other comprehensive income. The Company includes gains or losses resulting from foreign currency transactions in foreign currency losses or income, except for the effect of exchange rates on long-term intercompany transactions considered a long-term investment, which is credited or charged to other comprehensive income.

The Company recognizes transaction gains and losses in its results of operations based on the difference between the foreign exchange rates on the transaction date and the reporting date. The Company includes, as a component of general and administrative expenses, the foreign currency exchange gains and losses in the accompanying unaudited condensed consolidated statements of operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net foreign exchange transactions:
Losses	$20,000	$75,000	$63,000	$659,000

Accumulated comprehensive income:
Unrealized gain (losses) on currency translation adjustment	$29,000	$28,000	$(14,000)	$249,000

The exchange rates adopted for the foreign exchange transactions are exchange rates, as quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. The Company translated amounts from British Pounds into United States dollars at the following exchange rates for the respective periods:

●	As of June 30, 2021 – £1.3834770 to $1.00.

●	The average exchange rate for the six months ended June 30, 2021 – £1.38792070 to $1.00.

Fair Value of Financial Instruments

GAAP requires disclosing financial instruments’ fair value to the extent practicable for financial instruments recognized or unrecognized in the consolidated balance sheet. The fair value of the financial instruments disclosed herein does not necessarily represent the potential amount realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes unobservable inputs by requiring the use of the most observable inputs when available. Observable inputs consist of items that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Below is the description of the hierarchy. As of June 30, 2021, the Company had no fair valued assets or liabilities classified under Level 1 or Level 2.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

Management evaluation if any events or transactions occurred after the balance sheet date through the issuance date of the consolidated financial statements necessitates disclosure herein. The Company concluded that no disclosure is necessary, except as acknowledged in Note 14.

Recently Issued Accounting Principles Adopted

On May 21, 2020, the SEC issued Final Rule Release No. 33-10786, “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses to improve the financial information provided to investors, facilitate more timely access to capital, and reduce the complexity and costs to prepare disclosure. The SEC Rule 33-10786 amends, among other things, (i) the tests used to determine significance and expand the use of proforma financial information; (ii) revise the proforma information requirements; (iii) reduce a maximum number of years for which financial statements under Regulation S-X are required to two years; (iv) permit abbreviated financial statements for certain acquisitions; (v) modify the disclosure requirements relating to the aggregate effect of acquisitions for which financial statements are not required; and, (vi) conform the significance threshold and tests on both disposed and acquired business. The amendments are effective January 1, 2021, but early compliance is permitted. The Company adopted the standard effective January 1, 2021, with no material impact on its Condensed Consolidated Financial Statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred an approximate $3.7 million loss from operations and $8.2 million of cash used in operating activities for the six months ending June 30, 2021. The Company had $63.4 million in working capital, $273.6 million in accumulated deficits, and $38.5 million of cash on hand as of August 16, 2021.

During the six months ended June 30, 2021, the Company issued 6,079,598 shares of common stock for net proceeds of $12,271,000 under its at-the-market facility with Alliance Global Partners (the “ATM”). As of August 16, 2021, approximately $4,500,000 of capacity remains under the ATM.

On February 8, 2021, the Company completed an underwritten public for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share of common stock.

The continuous impact of the COVID-19 pandemic on the Company's business, financial condition, results of operations, and cash flows remains unsettled, indeterminate, and volatile. The unpredictability of the pandemic's scope, severity, duration, and actions implemented to alleviate its direct and indirect economic effects and containment measures provides no assurances that the pandemic will not have material adverse repercussions on the Company's operations, liquidity, financial condition, and any residual unfavorable consequences to global economics.

We expect our existing capital resources to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we base our evaluation on possibilities that may prove wrong and could exhaust our available capital resources sooner than we expect. Developments may take place, including those beyond our control, that would cause us to consume our available capital more quickly, including but not limited to those relating to the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations.

Notwithstanding these risks and uncertainties, based on management’s liquidity preservation program and proactive spending reductions implemented in the fiscal year 2020, as well as the capital injections discussed above, the Company believes it will have sufficient funds to continue its operations for at least twelve months from the date of these financial statements.

3 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Patents and Licenses		Trade Names and Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated
	Costs	Amortization	Costs	Amortization	Costs	Amortization	Net

Balance as of December 31, 2020	$12,378,000	$(11,175,000)	$1,450,000	$(914,000)	$2,880,000	$(2,698,000)	$1,921,000
Additions	—	—	—	—	—	—	—
Impairments	—	—	—	—	—	—	—
Amortization	—	(332,000)	—	(63,000)	—	(18,000)	(413,000)
Balance as of June 30, 2021	$12,378,000	$(11507,000)	$1,450,000	$(977,000)	$2,880,000	$(2,716,000)	$1,508,000

Patents and Licenses:

The Company amortizes filed patents and licenses over their useful lives, ranging between 19.8 to 20 years. The amortization of the costs incurred by processing provisional patents and pending applications begins after successfully reviewing and filing them.

Other Intangible Assets:

The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years. The prior acquisition of the Company’s subsidiaries, IMT and Vislink, created these intangible assets of trade names, technology, and customer lists.

The Company has recognized net capitalized intangible costs as follows:

	June 30,	December 31,
	2021	2020

Patents and Licenses	$872,000	$1,203,000
Trade Names and Technology	472,000	536,000
Customer Relationships	164,000	182,000
	$1,508,000	$1,921,000

The Company has recognized the amortization of intangible assets as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Patents and Licenses	$167,000	$166,000	$332,000	$333,000
Trade Names and Technology	27,000	55,000	63,000	111,000
Customer Relationships	9,000	9,000	18,000	87,000
	$203,000	$230,000	$413,000	$531,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 2.9 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending June 30,
2022	$936,000
2023	189,000
2024	119,000
2025	119,000
2026	79,000
Thereafter	66,000
$1,508,000

NOTE 4 — NOTES PAYABLE

The table below represents the Company’s notes payable as of June 30, 2021, and December 31, 2020

	Principal
	6/30/21	12/31/20

On April 13, 2020, the Company entered into a D & O insurance policy agreement for a $250,000 premium, less a down payment of approximately $38,000, financing the remaining balance of approximately $230,000. The loan’s terms were nine months at a 5.95% annual interest rate and a monthly principal and interest payment of approximately $25,000. In February 2021, the Company made a final principal payment of approximately $25,000. For the six months ending June 30, 2021, and 2020, the Company recorded interest expenses of approximately $600 and $1,200, respectively.	$—	$25,000

On April 5, 2021, the Company renewed its D & O insurance policy and increased the premium to approximately $1,098,000, less a down payment of $225,000, financing the remaining balance of approximately $872,000. The loan’s terms are nine months at a 5.25% annual interest rate and a monthly principal and interest payment of approximately $99,000. The Company made approximately $191,000 of principal payments as of June 30, 2021. For the six months ending June 30, 2021, and 2020, the Company recorded interest expenses of approximately $7,000 and $-0-, respectively.	682,000	—

	$682,000	$25,000

NOTE 5 – PAYROLL PROTECTION PROGRAM LOAN

On April 10, 2020, the Company received approximately $1,168,000 in loan proceeds after entering into a promissory note, on April 5, 2020, with Texas Security Bank, according to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan bears an interest rate of 1.0% per annum and matures on April 5, 2022. Additionally, monthly principal and interest payments beginning November 5, 2020, are delayed until establishing the loan forgiveness status. The loan forgiveness status is currently indeterminable. The Company filed the required documentation by the deadline of July 22, 2021, and expects notice of results at some point soon.

The PPP Loan contains events of default and other provisions customary for a loan of this type. The Payroll Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the Small Business Administration, and (3) an amount up to the entire principal amount may qualify for loan forgiveness following the terms of the CARES Act. The amount to be forgiven is indeterminate as of the issuance date of these financial statements. On June 30, 2021, the Company is fully compliant with all covenants concerning the PPP Loan.

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

The table below represents the Company’s obligation under the terms of the PPP loan:

	6/30/21	12/31/20

Total PPP loan	$1,168,000	$1,168,000
Less: current portion	1,168,000	905,000
Non-current portion	$—	$263,000

NOTE 6 — LEASES

The Company’s leasing arrangements include office space, deployment sites, and storage warehouses domestically and internationally. The operating leases contain various terms and provisions, with remaining lease terms, for the six months ending June 30, 2021, ranging from one month to slightly over four years, and with maturity dates ranging from July 2021 to December 2026. The weighted-average discount rate was 9.2% on June 30, 2021. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. The Company recognizes rent expense for these contracts on a straight-line basis over the minimum lease term.

On June 30, 2021, the Company’s balance sheet had (i) $0.97 million of ROU assets, net of $0.90 million of accumulated depreciation, and (ii) $1.80 million of operating lease liabilities, of which $0.49 million was current, and $1.31 million was non-current.

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

The following represents lease activity for the six months ending June 30, 2021:

Dubai, UAE

On May 24, 2021, the Company renewed its lease for office space commencing on July 3, 2021, and terminating on July 2, 2022, for 976 square feet of administrative office space in Dubai Studio City, UAE, for AED 5,995 or approximately US$ 1,620 monthly.

The following table illustrates operating lease data for three and six months ended June 30, 2021, and 2020:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$90,000	$163,000	$215,000	$365,000
Short-term lease cost	97,000	42,000	237,000	144,000
Sublease income	—	(21,000)	—	(67,000)

Total lease cost	$187,000	$184,000	$452,000	$442,000

Cash paid for lease liabilities:
Cash flows from operating leases			$328,000	$414,000

Right-of-use assets obtained in exchange for new operating lease liabilities			$—	$546,000

Weighted-average remaining lease term—operating leases			3.7 years	4.9 years

Weighted-average discount rate—operating leases			9.2%	9.4%

Maturities of operating lease liabilities were as follows as of June 30, 2021:

Amount

2022	$627,000
2023	601,000
2024	428,000
2025	312,000
2026	107,000
Thereafter	55,000
Total lease payments	2,130,000
Less: imputed interest	333,000
Present value of lease liabilities	1,797,000
Less: Current lease liabilities	485,000
Non-current lease liabilities	$1,312,000

NOTE 6 — LEASES (continued)

The table below lists the location and lease expiration date from 2021 through 2026:

Location	Square Footage	Lease-End Date	Approximate Future Payments

Colchester, U.K. – Waterside House	16,000	Mar 2025	$1,037,000
Singapore	950	Aug 2023	65,000
Anaheim, CA	1,944	Jul 2021	3,000
Sarasota, FL	1,205	Sep 2022	43,000
Billerica, MA	8,204	Dec 2026	559,000
Hemel, UK	12,870	Oct 2023	423,000

NOTE 7 — DERIVATIVE LIABILITIES

Under the guidance of ASC 815, Accounting for Derivative Instruments and Hedging Activities, the Company, identified common stock warrants in various offerings containing a net cash settlement provision whereby, upon certain fundamental events, the holders could put these warrants back to the Company for cash. We identified and classified the following transactions as derivative liabilities: warrants issued in connection with the July 2016 financing, the August 2017 underwritten offering, and the May 2018 financing.

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

The following are the critical assumptions used in connection with the valuation of the warrants exercisable into common stock on June 30, 2021, and 2020:

	Six months Ended June 30,
	2021	2020
Number of shares underlying the warrants	72,206	77,064
The fair market value of stock	$2.85	$3.54
Exercise price	$0.906 to $ 150.00	$0.91 to $ 827.28
Volatility	63% to 151%	145% to 197%
Risk-free interest rate	0.05% to 0.23%	0.17% to 0.19%
Expected dividend yield	—	—
Warrant life (years)	0.1 to 1.92	0.9 to 2.9

Level 3 liabilities are valued using unobservable inputs to the valuation methodology significant in measuring the liabilities’ fair value. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, subject to the approval of the Chief Financial Officer, determines the applicable valuation policies and procedures.

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities, such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments that do not have fixed settlement provisions to be derivative instruments. Under US GAAP, the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated operations statements in each subsequent period. To calculate fair value, the Company uses a binomial model style simulation, as the standard Black-Scholes model would not capture the value of certain features of the warrant derivative liabilities.

NOTE 7 — DERIVATIVE LIABILITIES (continued)

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Beginning balance	$100,000	$13,000	$22,000	$30,000
Change in fair value of derivative liabilities	(61,000)	98,000	17,000	81,000
Ending balance	$39,000	$111,000	$39,000	$111,000

NOTE 8 — STOCKHOLDERS’ EQUITY

Common stock issuances

During the six months ended June 30, 2021, the Company:

●	Specifically, on February 8, 2021, the Company closed on equity financing and received gross proceeds of approximately $50,000,000, less offering costs of $3,180,000 for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share of common stock. The Company has earmarked the net proceeds from equity financing for working capital and general corporate purposes.

●	Issued 6,079,598 shares of common stock and received gross proceeds of approximately $12,663,000, less offering costs of $392,000 for net proceeds of $12,271,000 under the Company’s shelf registration filed on May 5, 2020.

●	Issued 2,291 shares of common stock upon warrant holders exercising 2,291 common stock warrants, receiving approximately $2,000 in net proceeds.

●	Issued 6,250 shares of common stock upon warrant holders exercising 6,250 cashless public common stock warrants.

●	Issued 30,000 three-year common stock warrants with an exercise price of $3.41 per share exercisable for one share each of common stock in satisfaction of a settlement agreement. We computed the value of approximately $74,000 under the Cox Rubenstein binomial lattice valuation model method. The Company used the following assumptions in connection with the warrants’ valuation: fair market value of stock $3.05, the exercise price of $3.41, volatility of 153.96%, risk-free interest rate of 0.08%, expected dividend yield of -0-, and the warrant life of 3 years.

●	Recognized approximately $74,000 of stock-based compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset to additional paid-in capital.

Common stock warrants

During the six months ended June 30, 2021, the Company granted 9,120,910 warrants, the holders exercised 8,542 warrants, and 30,566 warrants expired. The weighted average exercise price of warrants outstanding on June 30, 2021, is $5.20, with a weighted average remaining contractual life of 4.54 years. As of June 30, 2021, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of June 30, 2021:

	Number of Warrants (in shares)	Weighted Average Exercise Price

Outstanding, December 31, 2020	222,360	$89.60
Warrants granted	9,120,910	$3.30
Warrants exercised	(8,542)	$(1.30)
Warrants canceled/expired	(30,566)	$(50.50)
Outstanding, June 30, 2021	9,304,162	$4.54
Exercisable, June 30, 2021	9,304,162	$4.54

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock options

Equity Incentive Plans

The following table illustrates various plan data under the amended Long-Term Stock Incentive Plan (the “Plan”) for the three and six months ended June 30, 2021, and 2020:

	Three months Ended		Six months Ended
	June 30,		June 30,

	2021	2020	2021	2020

Stock-based compensation expense	$5,000	$187,000	$17,000	$573,000
Weighted average remaining contractual life — options outstanding			6.05 years	7.02 years
Weighted average remaining contractual life — options exercisable			6.01 years	6.93 years
Remaining expense of stock-based compensation			$12,000	$72,000
Remaining amortization period			0.8 years	1.5 years
Intrinsic value per share			$-0-	$-0-

The Company used the U.S. Treasury note’s rate over the expected option term for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For nonemployee options, the expected term is the entire term of the option. Expected volatility is based on the average weekly share price changes over the shorter expected term or the period from the Nasdaq Capital Markets Exchange placement to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The compensation cost is measured based on an award’s fair value at the grant’s date for each option award. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC. Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. During the six months ending June 30, 2021, and 2020, no stock option awards were granted.

A summary of the status of the Plan’s stock options as of June 30, 2021*:

	Number of Options (in shares)	Weighted Average Exercise Price

Outstanding, December 31, 2020	56,399	$89.79
Options canceled/expired	(5,890)	$(88.48)
Outstanding, June 30, 2021	50,509	$87.71
Exercisable, June 30, 2021	49,203	$89.58

*	the above table does not include equity instruments issued to senior management.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

CEO Inducement Awards

Time Vested Options

On January 22, 2020, the Company granted an inducement award of a ten-year, non-statutory option to purchase 359,247 shares of the Company stock as part of the employment agreement for Carleton M. Miller, our CEO. The award has an exercise price of $1.71 per share, vesting commencement date of January 22, 2020, expiration date of January 22, 2030, and the options vest as follows: 25% of such option shares vested on January 22, 2021; and, the remaining 75% will vest in substantially equal monthly installments over the thirty-six (36) month period after that, subject to the CEO’s continued employment by the Company on the applicable vesting date.

The following table illustrates various plan data under the time vested CEO options awards for the three and six months ending June 30:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Stock-based compensation expense	$24,000	$23,000	$47,000	$41,000

Weighted average remaining contractual life — options outstanding and exercisable			8.76 years	9.57 years

Remaining expense of stock-based compensation			$456,000	$550,000

Remaining amortization period			2.56 years	3.56 years

Intrinsic value per share			$1.58	$2.22

The Company used the U.S. Treasury note’s rate over the expected option term for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For nonemployee options, the expected term is the entire term of the option. Expected volatility is based on the average weekly share price changes over the shorter expected term or the period from the Nasdaq Capital Markets Exchange placement to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The compensation cost of Mr. Miller’s grant is measured based on an award’s fair value at the grant’s date for the time vested option award. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided.

As of June 30, 2021, our CEO held 359,247 time-vested options, of which 127,354 options were exercisable. The weighted average exercise price of such options was $1.27 and $3.58, respectively.

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

The Company used the U.S. Treasury note’s rate over the expected option term for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For nonemployee options, the expected term is the entire term of the option. Expected volatility is based on the average weekly share price changes over the shorter expected term or the period from the Nasdaq Capital Markets Exchange placement to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The compensation cost of Mr. Miller’s grant is measured based on an award’s fair value at the grant’s date for the performance-based option award. The Company uses the Black Scholes-Merton formula as a valuation technique under the guidance of ASC Topic 718 for estimating the fair values of employee share options and similar instruments. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to equity (additional paid-in capital). The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided.

The probability of achieving any required metrics for vesting is inconclusive as of June 30, 2021. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation expense. In addition, we will record any unrecognized costs over the remaining requisite service period of the awards. The Company has not yet recognized compensation expense related to the performance-based option award.

The following table illustrates various plan data under the performance-based CEO option award during the six months ending June 30:

	Six months Ended
	June 30,
	2021	2020
Weighted average remaining contractual life — options outstanding and exercisable	8.57 years	9.57 years

Remaining expense of stock-based compensation	$414,000	$414,000

Remaining amortization period	3.23 years	3.56 years

Intrinsic value per share	$1.20	$—

As of June 30, 2021, Mr. Miller held 250,000 performance-based stock options, and -0- options were exercisable. The weighted average exercise price of such options was $1.65.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

Restricted Stock Awards

CEO Restricted Stock Units — Time-Based and Performance-Based

On March 3, 2021, Carleton Miller, the Company’s Chief Executive, received an award under the amended Plan of 1,497,330 restricted stock units (“RSUs”). The RSUs are subject to both performance vesting conditions and service vesting requirements as follows:

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

Compensation cost recognition

Stock-based compensation costs associated with Mr. Miller’s grant of restricted stock units (“RSUs”) are determined using the fair market value of the Company’s common stock on the date of the grant. The Company uses the closing stock price on the grant date to estimate the time-based and performance-based restricted stock units’ fair value.

Time-based RSUs

For an award with graded vesting subject only to a service condition (e.g., time-based vesting), ASC 718-10-35-8 provides an accounting policy choice between either graded vesting attribution or straight-line attribution. Under ASC 718-10-35-8, the Company elects the graded vesting method, recognizing compensation cost over the requisite service period for each separately vesting tranche as though each tranche of the award is, in substance, a separate award. The Company recognizes compensation expense for only the portion of awards expected to vest. Forfeitures of time-based units and awards are recognized as they occur. As of June 30, 2021, the un-amortized stock-based compensation is approximately $2,155,000, and the intrinsic value of restricted stock units is $-0- per share.

Performance-based RSUs

To recognize compensation costs, the Company must compute the probability to achieve the above revenue level thresholds before generating compensation cost calculations. The probability of achieving any required metrics for vesting for the performance-based awards is inconclusive as of June 30, 2021. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. Upon meeting probable performance conditions, we will record any unrecognized costs over the awards’ remaining requisite service period using the graded vesting method. Forfeitures of performance-based units and awards are recognized as they occur. As of June 30, 2021, the un-amortized stock-based compensation is approximately $3,235,000, and the intrinsic value of restricted stock units is $-0- per share.

As of June 30, 2021, Mr. Miller held 589,665 unvested time-based restricted stock units and 898,665 unvested performance-based restricted stock units, both with a weighted average exercise price of $3.60 and a weighted average remaining contractual life of 4.51 years.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

CFO Inducement Awards

Time Vested Options

On February 27, 2020, the Company entered into an employment agreement with Michael Bond in connection with his appointment as Chief Financial Officer of the Company, effective as of April 1, 2020, under which Mr. Bond received a time-based option. Accordingly, Mr. Bond received an inducement award of a time-based option to purchase 135,168 shares of the Company’s stock under NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans, in consideration of Mr. Bond’s continued employment by the Company on the applicable vesting date.

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

The Company used the U.S. Treasury note’s rate over the expected option term for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For nonemployee options, the expected term is the entire term of the option. Expected volatility is based on the average weekly share price changes over the shorter expected term or the period from the Nasdaq Capital Markets Exchange placement to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives. The Company has not paid dividends on its common stock, and no assumption of dividend payment(s) is made in the model.

The following table illustrates various plan data as of June 30, 2021, and 2020:

	Three months Ended		Six months Ended
	June 30,		June 30,

	2021	2020	2021	2020

Stock-based compensation expense	$5,000	$—	$10,000	$5,000
Weighted average remaining contractual life — options outstanding and exercisable			8.76 years	9.76 years
Remaining expense of stock-based compensation			$99,000	$123,000
Remaining amortization period			2.76 years	3.76 years
Intrinsic value per share			$2.12	$2.81

As of June 30, 2021, Mr. Bond held 135,168 time-vested options, of which 42,240 options were exercisable. The weighted average exercise price per share of such options outstanding and exercisable was $0.73 and $2.33, respectively. The weighted average remaining contractual life is 8.76 years.

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

CFO Inducement Awards (continued)

Restricted Stock Awards

CFO Restricted Stock Units — Performance-Based

On December 31, 2020, Michael Bond, the Company’s Chief Financial Officer, received an award under the amended Plan of 368,715 restricted stock units (“RSUs”). The RSUs vest in three equal tranches on or prior to the fifth anniversary of the grant date, subject to the Company achieving certain revenue levels in any trailing four-quarter fiscal period. The RSUs will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche; provided that the Grantee remains in continuous employment with the Company through the date on which the Committee certifies that the revenue targets below have been attained:

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

Except as provided in Mr. Bond’s employment agreement, if Mr. Bond ceases to be an employee of the Company before any Vesting Date, the remaining portion of the Total Number of Shares unvested is forfeited.

Compensation cost recognition

Stock-based compensation costs associated with Mr. Bond’s restricted stock units (“RSUs”) are determined using the fair market value of the Company’s common stock on the date of the grant. The Company uses the closing stock price on the grant date to estimate performance-based restricted stock units’ fair value.

To recognize compensation costs, the Company must compute the probability to achieve the above revenue level thresholds before generating compensation cost calculations. The probability of achieving any required metrics for vesting for the performance-based awards is inconclusive as of June 30, 2021. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. Upon meeting probable performance conditions, we will record any unrecognized costs over the awards’ remaining requisite service period using the graded vesting method. Forfeitures of performance-based units and awards are recognized as they occur. As of June 30, 2021, the un-amortized stock-based compensation is approximately $487,000, and the intrinsic value of restricted stock units is 1.53 per share.

As of June 30, 2021, Mr. Bond held 368,715 unvested performance-based restricted stock units, with a weighted exercise price of $1.32 and a weighted average remaining contractual life of 4.51 years.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal:

From time to time, the Company is subject to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. Accordingly, under ASC Topic 450, the Company must accrue a loss contingency if the information is available before the financial statements’ issuance.

On August 28, 2020, Macnica, Ltd. filed a lawsuit against the Company. The case involved several outstanding purchase orders for specific encoders totaling $1,520,000. An amount of $476,800 was paid towards a partial quantity of encoders, leaving an unpaid balance payable of $1,043,200. The parties reached a settlement agreement and consented as follows:

●	Vislink acknowledges Macnica, Ltd.’s claim of $1,043,200.

●	The Company has taken delivery of the remaining encoders.

●	Vislink effected a one-time payment of $450,000 to Macnica on February 26, 2021.

●	The Company agreed to five subsequent monthly payments of $100,000 and a smaller final installment of $93,200.The Company made the following payments:

March 15, 2021	$100,000
April 15, 2021	$100,000
May 15, 2021	$100,000
June 15, 2021	$100,000
July 15, 2021	$100,000

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

NOTE 9 — COMMITMENTS AND CONTINGENCIES (continued)

The table below represents the Company’s matching contributions as follows:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Company matching contributions - Group Personal Pension Plan, U.K.	$43,000	$35,000	$83,000	$78,000

NOTE 10 — CONCENTRATIONS

Customer concentration risk

During the three and six months ended June 30, 2021, 27% and 17% of the Company’s revenue come from a single customer exceeding 10% of the Company’s total consolidated sales in the amount of approximately $2,005,000. During the three and six months ended June 30, 2020, the Company did not record sales to a single customer above 10% of the Company’s total consolidated sales.

On June 30, 2021, 47% and 18% of the Company’s consolidated net accounts receivable were due from two customers for approximately $4,306,000 and $1,664,000, respectively, accounting for more than 10% of the total Company total accounts receivable. On June 30, 2020, no customer accounted for more than 10% of the Company’s total accounts receivable.

Vendor concentration risk

During the three months ended June 30, 2021, approximately $1,399,000 (19%) and $828,000 (11%) of the Company’s consolidated inventory purchases come from two vendors above 10% of the Company’s total consolidated purchases. During the six months ended June 30, 2021, approximately $1,399,000 (13%) and $1,301,000 (12%) of the Company’s consolidated inventory purchases come from two vendors above the Company’s total consolidated purchases. During the three and six months ended June 30, 2020, approximately $1,793,000 (31%) and $1,084,000 (19%) of the Company’s inventory purchases were generated from two vendors, respectively.

On June 30, 2021, two vendors representing approximately $444,000 (15%) and $384,000 (15%), respectively, of the Company’s consolidated accounts payable accounting for more than 10% of the Company’s total accounts payable. On June 30, 2020, the Company recorded approximately $494,000 (18%) and $318,000 (11%) of accounts payable to two vendors over 10% of the Company’s consolidated accounts payable.

NOTE 11 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. The Company disaggregated revenue by primary geographical markets and revenue source in the following tables:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Primary geographical markets:
North America	$4,178,000	$2,079,000	$5,870,000	$4,155,000
South America	116,000	47,000	262,000	68,000
Europe	2,669,000	2,780,000	3,948,000	4,743,000
Asia	295,000	731,000	726,000	836,000
Rest of World	292,000	371,000	834,000	1,558,000
	$7,550,000	$6,008,000	$11,640,000	$11,360,000
Primary revenue source:
Equipment sales	$6,698,000	$4,637,000	$9,617,,000	$9,617,000
Installation, integration, and repairs	366,000	987,000	1,316,000	1,316,000
Warranties	159,000	45,000	208,000	88,000
Other (See Note 12)	327,000	339,000	327,000	339,000
	$7,550,000	$6,008,000	$11,640,000	$11,360,000
Long-Lived Assets:
United States			$2,274,000	$4,046,000
United Kingdom			1,361,000	1,845,000
			$3,635,000	$5,891,000

NOTE 12 — REBATES

The amounts generated in Note 11 as part of Primary revenue source “other” resulted from rebates issued to the Company’s filing appropriate governmental forms related to the research costs incurred by our U.K. subsidiary in prior fiscal years. The Company expects to continue filing applicable rebate forms for the 2021 fiscal year but can provide no assurances that such rebates will be available in future financial periods at similar levels or at all.

NOTE 13 — GAIN ON SETTLEMENT OF DEBT

During the six months ending June 30, 2021, the Company negotiated a vendor accounts payable balance of $494,000 with a remittance settlement of $300,000, recognizing a $194,000 gain. We recorded the gain in the condensed consolidated statements of operations as other income.

NOTE 14 — SUBSEQUENT EVENTS

The Company evaluated subsequent events under ASC 855 "Subsequent Events." The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Office lease

The Company renewed its lease for 976 square feet of administrative office space commencing on July 3, 2021, and terminating on July 2, 2022, in Dubai Studio City, UAE, for AED 5,995 or approximately US$ 1,620 monthly.

Share issuance

The Company issued 83,600 shares of common stock and received gross proceeds of approximately $251,000, less offering costs of $8,000 for net proceeds of $243,000 under the May 5, 2020 shelf registration.

Stock purchase agreement

On August 16, 2021, the Company entered into a stock purchase agreement (the “Agreement”) with Mobile Viewpoint Corporate B.V. (“MVP”). The Agreement is between Vislink, LTD, our U.K. subsidiary, and Triple I.T. Corporate B.V., for the approximate cash acquisition price of $18.3 million U.S. dollars ($17.5 million purchase price plus $800k assumption and payment of intercompany debt ). Two hundred thousand (200,000) restricted stock units, issuable as a non-plan inducement award under Nasdaq Listing Rule 5635(c)(4), will be granted to an executive of MVP in a form used for inducement grants by the Company.

Military contract

The Company included in deferred revenue a shipment of products to the U.S. Army in the amount of $4.3 million as of June 30, 2021. The shipment was diverted to a U.S. Army facility in Doha, Qatar, from its original delivery location in Afghanistan, thus delaying delivery and acceptance. The Company satisfied its performance obligation in July 2021, recognizing the $4.3 million as revenue.

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

This report includes forward-looking statements that, although based on assumptions that we consider reasonable, are subject to risks and uncertainties, which could cause actual events or conditions to differ materially from those currently anticipated and expressed or implied by such forward-looking statements. Accordingly, you should read this report and the documents that we reference in this report and have filed as exhibits to this report entirely and with the understanding that our actual future results may be materially different from what we expect. You should also review the factors and risks we describe in the reports we will file or submit from time to time with the SEC after this report’s date. We qualify all of our forward-looking statements by these cautionary statements.

Overview of COVID-19 Effects

The Company closely monitors the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. While we began to experience disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we cannot predict the impact that the COVID-19 pandemic will continue to have on our financial condition, results of operations, and cash flows due to numerous uncertainties. These uncertainties include the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the development, rollout, and availability of effective treatments and vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries have reacted by instituting quarantines, mandating business closures, and restricting travel. Certain states and cities, including those where the location of our principal place of business is and sales force, seek to operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. The Company cannot predict if additional states and cities will implement similar conditions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic negatively impacts almost every industry directly or indirectly, including industries in which we operate. Further, the impacts of a potential worsening of global economic conditions with continued disruptions, volatility in the credit and financial markets, consumer spending, and other unanticipated consequences remain unknown.

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

Overview

Vislink is a global technology business specializing in collecting, delivering, and managing high-quality live video and associated data from the scene of the action to the viewing screen. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a technology expert staff with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

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

MILITARY AND GOVERNMENT:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing a standard international protocol, I.P., platform, and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to the law enforcement and public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Additionally, short-range and long-range solutions are available in areas that include established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

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

Results of Operations

Comparison for the three and six months ended June 30, 2021, and 2020

Revenues

In the three months ended June 30, 2021, the revenue was $7.6 million compared to $6.0 million for the three months ended June 30, 2020, representing an increase of $1.6 million or 27%. In the six months ended June 30, 2021, the revenue was $11.6 million compared to $11.4 million for the six months ended June 30, 2020, representing an increase of $0.2 million or 2%.

The increase in revenue is primarily attributable to the current quarter recognition of previous delayed sales orders due to the effects of the worldwide pandemic, coupled with a strong showing of our new product lines in advanced video solutions. Additionally, the company partially recognized a U.S. Department of Defense $3.8 million contract in revenue.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

In the three months ended June 30, 2021, the cost of components and personnel was $3.5 million compared to $2.4 million for the three months ended June 30, 2020, representing an increase of $1.1 million or 46%. In the six months ended June 30, 2021, the cost of components and personnel was $5.7 million compared to $5.2 million for the six months ended June 30, 2020, representing an increase of $0.5 million or 10%.

The increase in the cost of components and personal is a direct reflection of the recognition of delayed sales orders from the prior quarter, successful new product line sales, and the partial acknowledgment of the U.S. Department of Defense contract for raw materials essential to meet contract requirements.

General and Administrative Expenses

General and administrative expenses are costs incurred in the operation of the day-to-day business, including salaries and benefits, stock-based compensation, payroll taxes, trade shows, marketing programs, promotional materials, professional services, facilities upkeep, general liability insurance, travel other operating expenses associated with an established public entity.

In the three months ended June 30, 2021, the general and administrative expenses were $3.8 million compared to $3.3 million for the three months ended June 30, 2020, representing an increase of $0.5 million or 15%. In the six months ended June 30, 2021, the general and administrative expenses were $7.4 million compared to $9.5 million for the six months ended June 30, 2020, representing a decrease of $2.1 million or 22%.

The three-month decrease of $0.5 million is primarily attributable to an increase in salaries and benefits of $0.4 million, $0.3 in consulting fees, and $0.2 million in insurance. The increase was offset by a decrease in legal fees of $0.3 million and professional fees of $0.2 million.

The six-month decrease of $2.1 million is primarily attributable to a reduction of $0.5 million each for foreign exchange, stock-based compensation, and office expenses; in addition to a decrease in salaries and benefits of $0.4 million, consulting fees of $0.3 million, and professional fees of $0.2 million.

Many of these decreases are related to the liquidity preservation actions taken in late March 2020 and early April 2020 in light of the uncertainty generated by the COVID-19 pandemic. The Company cannot predict the effect the COVID-19 pandemic may have on future general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, payroll taxes, prototypes, facilities, and travel costs.

In the three months ended June 30, 2021, research and development expenses were $0.8 million compared to $0.6 million for the three months ended June 30, 2020, representing an increase of $0.2 million or 33%. In the six months ended June 30, 2021, research and development expenses were $1.4 million compared to $1.2 million for the six months ended June 30, 2020, representing an increase of $0.2 million or 17%.

The three-month and six-month increase of $0.2 million is primarily attributable to miscellaneous research expenses of $0.2 million.

The Company cannot predict the effect the COVID-19 pandemic may have on future general and administrative expenses.

Amortization and Depreciation

In the three months ended June 30, 2021, amortization and depreciation expenses reflected no change compared to the three months ended June 30, 2020. In the six months ended June 30, 2021, amortization and depreciation expenses were $0.5 million compared to $0.8 million for the six months ended June 30, 2020, representing a decrease of $0.3 million or 38%.

The decline is attributable to an increase in fully depreciated long-lived assets.

Other

Gain on settlement of related party obligations

In the three months ended June 30, 2021, and 2020, no transactions occurred requiring the recognition of gain on settlement of related party obligations. In the six months ended June 30, 2021, and 2020, the gain on settlement of related party obligations was $-0- million and $0.3 million, respectively, representing a decrease of $0.3 million or 100%.

This decrease is attributable to no transactions occurring in the current quarter to recognize the results of related party transactions in the fiscal year 2021.

Gain on settlement of debt

In the three months ended June 30, 2021, and 2020, no transaction occurred requiring recognition of gain on settlement debt. In the six months ended June 30, 2021, and 2020, the gain on debt settlement was $0.2 million and $-0-, respectively, representing a decrease of $0.2 million or 100%.

This decrease is attributable to no transactions occurring in the current quarter to recognize the results of a gain on settlement in the fiscal year 2021.

In the three months ended June 30, 2021, the Company had a net loss of $0.8 million compared to a net loss of $0.7 million for the three months ended June 30, 2020, or a decrease of $0.1 million or 14%. In the six months ended June 30, 2021, the Company had a net loss of $3.5 million compared to a net loss of $5.2 million for the six months ended June 30, 2020, or a decrease of $1.6 million or 31%.

The reduction in net loss is primarily attributable to the Company’s strategic initiative plan implemented in the fiscal year of 2020.

Liquidity and Capital Resources

The Company incurred an approximate $3.7 million loss from operations and $8.2 million of cash used in operating activities for the six months ending June 30, 2021. The Company had $63.4 million in working capital, $273.6 million in accumulated deficits, and $38.5 million of cash on hand as of August 16, 2021.

During the six months ended June 30, 2021, the Company issued 6,079,598 shares of common stock for net proceeds of $12,271,000 under its at-the-market facility with Alliance Global Partners (the “ATM”). As of August 16, 2021, approximately $4,500,000 of capacity remains under the ATM.

On February 8, 2021, the Company completed an underwritten public for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share of common stock.

The continuous impact of the COVID-19 pandemic on the Company's business, financial condition, results of operations, and cash flows remains unsettled, indeterminate, and volatile. The unpredictability of the pandemic's scope, severity, duration, and actions implemented to alleviate its direct and indirect economic effects and containment measures provides no assurances that the pandemic will not have material adverse repercussions on the Company's operations, liquidity, financial condition, and any residual unfavorable consequences to global economics.

We expect our existing capital resources to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we base our evaluation on possibilities that may prove wrong and could exhaust our available capital resources sooner than we expect. Developments may take place, including those beyond our control, that would cause us to consume our available capital more quickly, including but not limited to those relating to the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations.

Notwithstanding these risks and uncertainties, based on management’s liquidity preservation program and proactive spending reductions implemented in the fiscal year 2020, as well as the capital injections discussed above, the Company believes it will have sufficient funds to continue its operations for at least twelve months from the date of these financial statements.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies during the six months ended June 30, 2021, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 15, 2021. The location of additional information about these critical accounting policies is in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cash Flows

The following table sets forth the significant components of our cash flows data statements for the periods presented.

For the Six Months Ended

(In Thousands)

	June 30,
	2021	2020
Net cash used in operating activities	$(8,234)	$(7,723)
Net cash used in investing activities	(122)	(158)
Net cash provided by (used) in financing activities	58,652	11,204
Effect of exchange rate changes on cash	15	5
Net increase in cash	$50,311	$3,328

Cash Flows (continued)

Operating Activities

Net cash used in operating activities of approximately $8.2 million during the six months ended June 30, 2021, was principally attributable to an increase in account receivable of $4.5 million, inventory of $4.0 million. The increases were offset by a net loss of $3.5 million and an increase in deferred revenue and customer deposits of $4.4 million. Net cash used in operating activities of approximately $7.7 million during the six months ended June 30, 2020, was principally attributable to a $3.1 million decrease in accounts payable, a decrease of $2.0 million in accounts receivable, a decrease of $1.5 million of deferred revenue and customer deposits. The reductions were offset by increases of $0.9 million of inventory, $0.8 million of depreciation and amortization, and $0.6 of stock-based compensation.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2021, and 2020 were $0.1 million and $0.1 million, respectively, and principally relate to the capital expenditures for furniture and computer equipment.

Financing Activities

Net cash provided by financing activities of approximately $58.65 million during the six months ended June 30, 2021, was principally attributable to net proceeds from equity raises and common stock warrants’ exercise. Net cash provided by financing activities of approximately $11.2 million during the six months ended June 30, 2020, was principally attributable to net proceeds from equity raises and common stock warrants’ exercise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, and our Chief Financial Officer, are responsible for establishing the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)), as of June 30, 2021, our management has not completed an adequate assessment of the Company’s design and operation of our disclosure controls.

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

However, it is mindful that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system’s objectives are met. Also, any control system’s design is based on certain assumptions about the likelihood of future events.

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

Our Annual Report on Form 10-K for the year ended December 31, 2020, identifies material weaknesses in our internal control over financial reporting due to not correctly performing an adequate risk assessment or monitoring our internal controls over financial reporting. As of June 30, 2021, we still do not have sufficient accounting staffing to establish and maintain adequate control over financial reporting, concluding that these material weaknesses continue to exist.

c) Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely materially affect our internal control over financial reporting.

In the second quarter of 2021, management has hired a consulting firm to evaluate and assist in the Company’s design and operation of disclosure controls and procedures. Additionally, the Company is committed to improving its internal control over financial reporting. This process is ongoing as of the date of this report.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021. In addition, you should carefully consider the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our risk factors and the risks described elsewhere in this report on Form 10-Q occur, our business, operating results, and financial condition could be seriously harmed. Accordingly, this report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Therefore, our actual results could differ materially from those anticipated in the forward-looking statements due to our risk factors and risks elsewhere in this report or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation(1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014(2)
3.1(i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015(3)
3.1(i)(c)	Amendment to Certificate of Incorporation filed June 10, 2016(4)
3.1 (ii)	Second Amended & Restated Bylaws(5)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith
(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Current Report on From 8-K with the SEC on July 20, 2015.
(4)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on November 13, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: August 16, 2021	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Michael Bond
Michael Bond
Chief Financial Officer
(Principal Accounting and Financial Officer)

