Form 10-Q
period 2021-09-30
Vislink Technologies, Inc.
filed 2021-11-15
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant’s common stock shares outstanding as of November 12, 2021, is 45,825,089.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss Income for the three and nine months ended September 30, 2021, and 2020	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021	5
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021, and 2020	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) (the “Report”) contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar words and phrases intended to identify forward-looking statements. However, this is not an all-inclusive list of words or phrases identifying forward-looking statements in this Report. Also, all information concerning future matters is forward-looking statements.

Although forward-looking statements in this Report reflect our management’s good faith judgment, such information is based on facts and circumstances currently known by us. Forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed elsewhere in this Report.

The Company files reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.vislinktechnologies.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after the Company electronically files such materials or furnish them to the SEC. The SEC also maintains an Internet site (sec. gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Except as required by law, the Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements. The Company urges you to carefully review and consider all the disclosures made in this Report

REFERENCES TO VISLINK

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$38,057	$5,190
Accounts receivable, net	5,305	4,525
Inventories, net	12,545	5,986
Prepaid expenses and other current assets	2,606	814
Total current assets	58,513	16,515
Right of use assets, operating leases	911	1,077
Property and equipment, net	1,294	1,138
Goodwill	8,175
Intangible assets, net	7,510	1,921
Total assets	$76,403	$20,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,597	$4,104
Accrued expenses	3,763	2,340
Notes payable	392	25
Current portion of PPP loan	—	905
Operating lease obligations, current	486	475
Customer deposits and deferred revenue	1,506	975
Derivative liabilities	14	22
Total current liabilities	8,758	8,846
Long-term portion of PPP loan	—	263
Operating lease obligations, net of current portion	1,163	1,545
Total liabilities	9,921	10,654
Commitments and contingencies (See Note 9)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized as of September 30, 2021, and December 31, 2020; -0- shares issued and outstanding as of September 30, 2021, and December 31, 2020	—	—
Common stock – $0.00001 par value per share, 100,000,000 shares authorized, 45,825,089 and 21,382,290 shares issued and 45,822,430 and 21,379,631 outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	339,991	280,273
Accumulated other comprehensive (loss) income	(260)	148
Treasury stock, at cost – 2,659 shares at September 30, 2021, and December 31, 2020, respectively	(277)	(277)
Accumulated deficit	(272,972)	(270,147)
Total stockholders’ equity	66,482	9,997
Total liabilities and stockholders’ equity	$76,403	$20,651

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue, net	$11,200	$4,778	$22,840	$16,138
Cost of revenue and operating expenses
Cost of components and personnel	4,224	3,257	9,994	8,505
Inventory valuation adjustments	278	195	589	244
General and administrative expenses	6,007	3,200	13,405	12,721
Gain on lease termination	—	—	—	(21)
Research and development expenses	841	616	2,161	1,831
Amortization and depreciation	343	337	860	1,094
Total cost of revenue and operating expenses	11,693	7,605	27,009	24,374
Loss from operations	(493)	(2,827)	(4,169)	(8,236)
Other income (expense)
Changes in fair value of derivative liabilities	25	82	8	1
Gain on settlement of related party obligation	—	—	—	331
Gain on settlement of debt	1,168	—	1,362	—
Other income	1	5	3	5
Interest expense	(25)	(53)	(29)	(102)
Total other income (expense)	1,169	34	1,344	235

Net income (loss)	$676	$(2,793)	$(2,825)	$(8,001)

Basic and diluted loss per share	$(0.01)	$(0.17)	$(0.07)	$(0.61)

Weighted average number of shares outstanding:
Basic and diluted	45,748	16,296	42,696	13,084

Comprehensive income (loss):
Net income (loss)	$676	$(2,793)	$(2,825)	$(8,001)
Unrealized gain (loss) on currency translation adjustment	(394)	(192)	(408)	57
Comprehensive income (loss)	$282	$(2,985)	$(3,233)	$(7,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(IN THOUSANDS, EXCEPT SHARE DATA)

For the Three Months Ended September 30, 2021:

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, June 30, 2021	—	$—	45,652,249	$—	$339,514	$134	$(277)	$(273,648)	$65,723
Net income	—	—	—	—	—	—	—	676	676
Unrealized loss on currency translation adjustment	—	—	—	—	—	(394)	—	—	(394)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	83,600	—	243	—	—	—	243
Exercise of common stock warrants	—	—	1,520	—	—	—	—	—	—
Stock issuance commitments	—	—	87,720	—	200	—	—	—	200
Stock-based compensation	—	—	—	—	34	—	—	—	34
Balance, September 30, 2021	—	$—	45,825,089	$—	$339,991	$(260)	$(277)	$(272,972)	$66,482

For the Nine Months Ended September 30, 2021:

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, January 1, 2021	—	$—	21,382,290	$—	$280,273	$148	$(277)	$(270,147)	$9,997
Net loss	—	—	—	—	—	—	—	(2,825)	(2,825)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(408)	—	—	(408)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	24,345,018	—	59,334	—	—	—	59,334
Exercise of common stock warrants	—	—	3,811	—	2	—	—	—	2
Exercise of cashless common stock warrants	—	—	6,250	—	—	—	—	—	—
Warrants issued in a settlement agreement					74				74
Stock issuance commitments	—	—	87,720	—	200	—	—	—	200
Stock-based compensation	—	—	—	—	108	—	—	—	108
Balance, September 30, 2021	—	$—	45,825,089	$—	$339,991	$(260)	$(277)	$(272,972)	$66,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(IN THOUSANDS, EXCEPT SHARE DATA)

For the Three Months Ended September 30, 2020:

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

For the Nine Months Ended September 30, 2020:

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities
Net loss	$(2,825)	$(8,001)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on lease termination	—	(21)
Gain on settlement of related party obligations	—	(331)
Gain on settlement of debt	(1,362)	—
Stock-based compensation	108	669
Stock issuance commitments	200	65
Warrants issued in a settlement agreement	74	—
Provision for bad debt	207	294
Recovery of bad debt	(167)	—
Inventory valuation adjustments	589	244
Amortization of right of use assets, operating assets	166	404
Depreciation and amortization	860	1,094
Change in fair value of derivative liabilities	(8)	(1)
Changes in assets and liabilities
Accounts receivable	30	2,295
Inventory	(4,811)	(2,208)
Prepaid expenses and other current assets	(88)	(103)
Accounts payable	(1,909)	(3,255)
Accrued expenses and interest expense	826	(12)
Operating lease liabilities	(371)	(454)
Deferred revenue and customer deposits	252	(1,203)
Due to related parties	—	(174)
Net cash used in operating activities	(8,229)	(10,698)
Cash flows used in investing activities
Cash acquired from MVP acquisition	965	—
Cash used in the acquisition of 100% of MVP outstanding shares	(18,311)	—
Cash used for property and equipment	(158)	(227)
Net cash used in investing activities	(17,504)	(227)
Cash flows provided in financing activities
Proceeds received from equity financings	62,914	12,584
Costs incurred in connection with equity financing	(3,580)	(1,013)
Proceeds from the exercise of common stock warrants	2	11
Principal payments in connection with working capital financing note	—	(108)
Principal payments on D & O notes payable	(731)	(348)
Proceeds received from PPP loan	—	1,168
Net cash provided in financing activities	58,605	12,294
Effect of exchange rate changes on cash	(5)	17
Net increase in cash	32,867	1,386
Cash, beginning of period	5,190	1,737
Cash, end of period	$38,057	$3,123
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38	$104
Supplemental disclosure of non-cash information:
Forgiveness of PPP government grant	$1,168	$—
Notes payable recognized on D & O insurance policy	$1,098	$213
Common stock warrants issued in connection with:
Settlement of amounts due to related parties	$74	$—
Compensation awards previously accrued	$200	$—
ROU assets and operating lease obligations recognized (Note 6):
Operating lease assets recognized	$—	628
Less: non-cash changes to operating lease assets
amortization	(166)	(404)
lease termination	—	(533)
	(166)	(309)
Operating lease liabilities recognized	$—	$628
Less: non-cash changes to operating lease liabilities
accretion	(371)	(454)
lease termination	—	(553)
	$(371)	$(379)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Vislink is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

Live Broadcast:

Vislink delivers an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions encompass the video collection, transmission, management, and distribution via microwave, satellite, cellular, I.P., and MESH networks. With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions.

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

Military and Government:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing a standard international protocol, I.P., platform, and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and public safety, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

Satellite Communications:

Over 30 years of technical expertise supports Vislink’s satellite solutions. These solutions ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters alike.

Recent Developments:

On August 16, 2021, the Company, through a wholly-owned subsidiary, entered into a stock purchase agreement with Triple I.T. Corporate B.V., a private company incorporated in the Netherlands, under which the Company acquired 100% of the outstanding capital of Mobile Viewpoint Corporate B.V. (“MVP”).

The Mobile Viewpoint acquisition will enable Vislink to fulfill its strategic aim of providing an industry-leading portfolio of live video acquisition, contribution, and distribution solutions that meet the demanding needs of media, enterprise, defense, and government organizations. Vislink and its customers will benefit from the ability to address the most transformative trends in today’s live video market, such as:

●	Live internet video traffic is growing fast: from 2016 to 2021, there was a 15-fold increase in live video internet traffic (71.9% CAGR);
●	The acceleration towards cloud-based remote production;
●	The increasing demand for enhanced video content formats such as 4K, 8K, and 360-degree video; and
●	The proliferation of new video transport capable networks such as 5G and Starlink.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared under the United States generally accepted accounting principles (“US GAAP”) for interim financial information and following Form 10-Q and Regulation S-X instructions. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements. The Company recommends reading these financial statements in conjunction with the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the United States Securities and Exchange Commission (the “SEC”) April 15, 2021.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present the Company’s consolidated financial position as of September 30, 2021, the results of its operations, and cash flow for the nine months ended September 30, 2021, and 2020. Such adjustments are of a routine recurring nature. The results of operations for the nine months ended September 30, 2021, may not indicate results for an entire year, any other interim period, or any future period.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business Combinations

Business combinations are accounted for under the purchase method of accounting according to Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The total cost is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The fair value of assets acquired and liabilities assumed is determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market for the asset or liability. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature, and it often involves using significant estimates and assumptions, including future cash flows, discount rates, growth rates, customer attrition rates, and asset lives.

Definition of a Business—The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that significantly contribute to creating outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort, or delay, or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge, and experience that performs a substantive process.

Asset Acquisitions—For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer, and no gain or loss is recognized. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to the acquisition of assets are included in the cost basis of the assets acquired.

Business Combinations—The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity, net of the fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.

Goodwill

Goodwill includes the excess of the Company’s fair value above the fair value accounting basis of the net assets and liabilities of the Company as previously applied under pushdown accounting under the acquisition method of accounting under ASC 805 “Business Combinations.” The Company recorded goodwill and finite intangible assets with the MVP acquisition on August 16, 2021, totaling approximately $14.5 million.

Goodwill is not amortized, but per ASC 350, goodwill is tested for impairment annually and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Judgment is involved in determining if an indicator of impairment has occurred during the course of the year. Such indicators may include a decline in expected cash flows, unanticipated competition, or slower growth rates, among others. When testing goodwill for impairment, the Company may assess qualitative factors for its reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform the quantitative goodwill impairment test.

As of September 30, 2021, the Company concluded that no indicators of impairment relating to goodwill existed, and an interim test was not performed in the three or nine months then ended.

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

Risks and Uncertainties

The Company’s operations will be subject to significant risks and uncertainties, including financial, operational, regulatory, and other risks associated, including the potential risk of business failure. The COVID-19 pandemic and related economic repercussions have created significant uncertainty. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict as the response to the pandemic, information, and policy continues to evolve. Policymakers worldwide have responded with fiscal policy actions and vaccine mandates to support their industries and economies, but these interventions’ magnitude and overall effectiveness remain uncertain. Although capital markets and economies worldwide improved after the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries, which could cause a local or global economic recession. Such economic disruption could have a material adverse effect on our business.

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

Inventories

The Company records inventory at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable completion, disposal, and transportation costs. Inventory valuation adjustments are on the face of the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021, and 2020.

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

Revenue Recognition (continued)

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

The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842. There were no capital leases, which are now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of September 30, 2021.

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes under ASC 718 “Compensation-Stock Compensation,” which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model. The fair value of common stock issued for services is determined based on the Company’s stock price on the issuance date. The Company uses the closing stock price on the grant date to estimate the fair value of the time-based and performance-based restricted stock units.

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

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

The Company reports loss per share under ASC Topic 260, “Earnings Per Share,” which establishes computing standards and presents earnings per share. The basic loss per share calculation divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period without considering common stock equivalents. The diluted loss per share calculation adjusts the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants outstanding for the period as determined using the treasury stock method. Common stock equivalents are excluded for the diluted net loss per share calculation purposes because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for a net loss period.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Nine months Ended
	September 30,
	2021	2020
Common stock equivalents excluded from the calculation of loss per share:
Stock options	166	178
Warrants	9,297	61
Antidilutive securities excluded from computation of earnings per share, amount	9,463	239

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

Foreign Currency and Other Comprehensive (Loss)/Income (continued)

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net foreign exchange transactions:
Gains (Losses)	$23,000	$414,000	$86,000	$(245,000)
Accumulated comprehensive income:
Unrealized gain (losses) on currency translation adjustment	$(394,000)	$(192,000)	$(408,000)	$57,000

The exchange rates adopted for the foreign exchange transactions are exchange rates, as quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. The Company translated amounts from British Pounds into United States Dollars and Euros to British Pounds at the following exchange rates for the respective periods:

●	As of September 30, 2021 – £1.3458390 to $1.00; €0.8609860 to £1.00

●	The average exchange rate for the nine months ended September 30, 2021 – £1.3847111 to $1.00; € .8559853 to £1.00

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

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes observable inputs and minimizes unobservable inputs by requiring the use of the most observable inputs when available. Observable inputs consist of items that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Below is the description of the hierarchy. As of September 30, 2021, the Company had no fair valued assets or liabilities classified under Level 1 or Level 2.

●	Level 1 – Quoted prices in active markets for identical assets or liabilities,
●	Level 2 – Observable prices based on inputs not quoted on active markets but corroborated by market data,
●	Level 3 – Unobservable inputs are used when little or no market data is available; the fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 7).

Subsequent Events

Management evaluation if any events or transactions occurred after the balance sheet date through the issuance date of the consolidated financial statements necessitates disclosure herein. The Company concluded that no disclosure is necessary, except as acknowledged in Note 15.

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

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred an approximate $4.2 million loss from operations and $8.2 million of cash used in operating activities for the nine months ending September 30, 2021. The Company had $49.8 million in working capital, $273.0 million in accumulated deficits, and $37.9 million of cash on hand as of November 15, 2021.

During the nine months ended September 30, 2021, the Company issued 6,163,198 shares of common stock for net proceeds of $12,600,000 under its at-the-market facility with Alliance Global Partners (the “ATM”). As of November 15, 2021, approximately $4,500,000 of capacity remains under the ATM.

On February 8, 2021, the Company completed an underwritten public for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share of common stock.

The continuous impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations, and cash flows may experience volatility. The unpredictability of the pandemic’s scope, severity, duration, and actions implemented to alleviate its direct and indirect economic effects and containment measures provides no assurances that the pandemic will not have material adverse repercussions on the Company’s operations, liquidity, financial condition, and any residual unfavorable consequences to global economics.

The Company bases its evaluation on possibilities that may prove wrong and could exhaust our available capital resources sooner than we expect. Developments may take place, including those beyond our control, that would cause us to consume our available capital more quickly, including but not limited to those relating to the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. Notwithstanding these risks and uncertainties, based on management’s liquidity preservation program and proactive spending reductions implemented in the fiscal year 2020, as well as the capital injections discussed above, the Company believes it will have sufficient funds to continue its operations for at least twelve months from the date of these financial statements.

NOTE 3 – Acquisition of Mobile Viewpoint Corporate B.V.

On August 16, 2021, the Company, through a wholly-owned subsidiary, entered into a stock purchase agreement with Triple I.T. Corporate B.V., a private company incorporated in the Netherlands, under which the Company acquired 100% of the outstanding capital of Mobile Viewpoint Corporate B.V. (“MVP”), for an aggregate purchase price of €14,824,278 (or approximately $17.5 million based on a USD to EUR exchange rate of 0.85 as of August 13, 2021) plus the assumption and payment of €717,785 of intercompany indebtedness, all paid by the Company in cash, subject to certain routine closing adjustments in respect of working capital and net indebtedness (“The Transaction”). The Transaction was closed on August 16, 2021.

The Company accounts for the acquisition under the acquisition method under ASC 805 “Business Combinations,” and we elected not to apply pushdown accounting upon the purchase of MVP. Therefore, we chose to recognize the preliminary historical basis of MVP’s acquired assets and liabilities. We identity any excess of the consideration paid in excess of the net assets acquired in the table below. In addition, we recorded approximately $1.5 million of preliminary acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) not included as a component of consideration transferred but are required to be expensed as incurred and included in our consolidated statement of operations. Future transaction costs are indeterminable as the Company progresses to the finalization of the Transaction.

The allocation of the consideration paid in excess of the net assets acquired, obtained from a third-party appraiser, assigned preliminary values to the intangible assets illustrated below. Once the Company receives a final valuation report from the third-party appraiser, it is reasonably possible that there could be significant changes to the preliminary values below.

NOTE 3 – Acquisition of Mobile Viewpoint Corporate B.V. (continued)

The following table summarizes the preliminary allocation of the historical value of the assets and liabilities as of the acquisition date, preliminary allocation of the consideration paid in excess of net assets acquired, relative useful lives, and amortization method of the listed intangible assets. Material amounts may adjust the preliminary allocation to certain assets and liabilities as the Company finalizes its analysis of MVP.

Fair value of consideration transferred:

Cash	$18,311,000

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$965,000
Accounts receivable, net	911,000
Inventories, net	2,534,000
Prepaid expenses and other current assets	625,000
Property and equipment, net	149,000
Accounts payable	(507,000)
Accrued expenses	(551,000)
Customer deposits and deferred revenue	(293,000)
Total identifiable net assets	$3,833,000

Consideration paid	$18,311,000
Total identifiable net assets acquired	3,833,000
Excess of consideration paid over net assets acquired	$14,478,000

Preliminary allocation of the consideration paid in excess of the net assets acquired:
Trade name	$730,000
Proprietary technology	1,850,000
Customer relationships	3,723,000
Goodwill	8,175,000
Total intangible assets acquired	$14,478,000

Intangible assets acquired:

The Purchaser acquired intangible assets from MVP as a result of the Transaction. The Tradename, Proprietary Technology, and Customer Relationships are intangible assets noted to have a finite life while Goodwill has an indefinite life span. The finite life intangible assets will be amortized using the straight-line method of the respective lives of each asset, while the indefinite life intangible assets will not be amortized.

Based thereon, below are the acquired intangibles with their relative useful lives and method of amortization:

Intangible Asset	Useful Life	Amortization Method
Tradename	15 Years	Straight-line
Proprietary Technology	5 Years	Straight-line
Customer Relationships	10 Years	Straight-line
Goodwill	Indefinite	N/A

NOTE 3 – Acquisition of Mobile Viewpoint Corporate B.V. (continued)

The following presents the unaudited Pro-forma combined results of operations of Vislink with MVP as if the entities were combined on January 1, 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues, net	$11,997	$6,378	$26,028	$20,938
Net income (loss) allocable to common stockholders	$735	$(2,645)	$(2,589)	$(7,556)
Net income (loss) per share	$0.02	$(0.16)	$(0.06)	$(0.58)
Weighted average number of shares outstanding	45,748	16,296	42,696	13,084

The unaudited Pro-forma results of operations are presented for information purposes only. The unaudited Pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

The estimated useful life remaining on the property and equipment acquired is 1 to 10 years and on the intangible assets is 3 to 15 years.

Note 4 — INTANGIBLE ASSETS

Intangible assets consist of the following finite assets:

	Goodwill	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
			Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net

Balance
12/31/20	$—	$—	$—	$12,378,000	$(11,175,000)	$1,450,000	$(914,000)	$2,880,000	$(2,698,000)	$1,921,000
Additions	8,175,000	1,850,000	—	—	—	730,000	—	3,723,000	—	14,478,000
Amortization	—	—	(45,000)	—	(500,000)	—	(96,000)	—	(73,000)	(714,000)
Balance
9/30/20	$8,175,000	$1,850,000	$(45,000)	$12,378,000	$(11,675,000)	$2,180,000	$(1,010,000)	$6,603,000	$(2,771,000)	$15,685,000

Goodwill is not amortized, but under ASC Topic 350, goodwill is tested for impairment annually and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

Proprietary Technology

The Company amortizes proprietary technology over their useful lives of 5 years. The proprietary technology consists of wireless multiplex transmitters and artificial intelligence developed and used by MVP internally to produce and sell products or services to the end-user or customer.

Patents and Licenses:

The Company amortizes filed patents and licenses over their useful lives, ranging between 19.8 to 20 years. The amortization of the costs incurred by processing provisional patents and pending applications begins after successfully reviewing and filing them.

Trade Name and Technology:

The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years. The prior acquisition of the Company’s subsidiaries, IMT and Vislink, created these intangible assets of trade names, technology, and customer lists, in addition to August 16, 2021, acquisition of MVP.

NOTE 4 — INTANGIBLE ASSETS (CONTINUED)

The Company has recognized net capitalized intangible costs as follows:

	September 30,	December 31,
	2021	2020

Goodwill	$8,175,000	$—
Proprietary Technology	1,804,000	—
Patents and Licenses	704,000	1,203,000
Trade Names and Technology	1,169,000	536,000
Customer Relationships	3,833,000	182,000
	$15,685,000	$1,921,000

The Company has recognized the amortization of intangible assets as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Proprietary Technology	$45,000	$—	$45,000	$—
Patents and Licenses	168,000	169,000	500,000	502,000
Trade Names and Technology	33,000	57,000	96,000	168,000
Customer Relationships	55,000	10,000	73,000	97,000
	$301,000	$236,000	$714,000	$767,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 5.9 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending September 30,
2022	$1,437,000
2023	725,000
2024	725,000
2025	725,000
2026	660,000
Thereafter	3,236,000
$7,508,000

NOTE 5 — NOTES PAYABLE

	Principal
	9/30/21	12/31/20
On April 13, 2020, the Company entered into a D & O insurance policy agreement for a $250,000 premium, less a down payment of approximately $38,000, financing the remaining balance of approximately $230,000. The loan’s terms were nine months at a 5.95% annual interest rate and a monthly principal and interest payment of approximately $25,000. In February 2021, the Company made a final principal payment of approximately $25,000. For the three months and nine months ending September 30, 2021, the Company recorded interest expenses of $-0- and $600, respectively. For the three months and nine months ending September 30, 2020, the Company recorded interest expenses of approximately $4,000 and $18,500, respectively.	$—	$25,000

On April 5, 2021, the Company renewed its D & O insurance policy and increased the premium to approximately $1,098,000, less a down payment of $225,000, financing the remaining balance of approximately $872,000. The loan’s terms are nine months at a 5.25% annual interest rate and a monthly principal and interest payment of approximately $99,000. The Company made approximately $191,000 of principal payments as of September 30, 2021. For the three months and nine months ending September 30, 2021, the Company recorded interest expenses of approximately $8,000 and $15,000, respectively. We recorded no interest expense in 2020 for this note agreement.	392,000	—
	$392,000	$25,000

NOTE 6 – PAYROLL PROTECTION PROGRAM LOAN

On April 10, 2020, the Company received $1,168,000 in loan proceeds after entering into a promissory note, on April 5, 2020, with Texas Security Bank, according to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan bears an interest rate of 1.0% per annum and matures on April 5, 2022. Additionally, monthly principal and interest payments beginning November 5, 2020, are delayed until the loan forgiveness status is established. The Company filed the required documentation by the deadline of July 22, 2021, and on July 26, 2021, we received a letter from Texas Security Bank forgiving the loan in full – see Note 14.

Management is accounted for the governmental grant under Topic ASC 470. The Company has recognized a liability for the total amount of the proceeds received. The $1,168,000 forgiven fell under ASC 405-20 and was treated as a gain on loan extinguishment in the statement of operations. The PPP proceeds are cash inflows from financing activities on the statement of cash flows. Any amounts forgiven are a non-cash financing activity.

The table below represents the Company’s obligation under the terms of the PPP loan:

	9/30/21	12/31/20

Total PPP loan	$—	$1,168,000
Less: current portion	—	905,000
Non-current portion	$—	$263,000

NOTE 7 — LEASES

The Company’s leasing arrangements include office space, deployment sites, and storage warehouses domestically and internationally. The operating leases contain various terms and provisions, with remaining lease terms, for the nine months ending September 30, 2021, ranging from one month to slightly over four years, and with maturity dates ranging from July 2021 to December 2026. The weighted-average discount rate was 9.2% on September 30, 2021. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. The Company recognizes rent expense for these contracts on a straight-line basis over the minimum lease term.

On September 30, 2021, the Company’s balance sheet had (i) $0.91 million of ROU assets, net of $0.96 million of accumulated depreciation, and (ii) $1.65 million of operating lease liabilities, of which $0.49 million was current, and $1.16 million was non-current.

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

The following represents lease activity for the nine months ending September 30, 2021:

Dubai, UAE

On May 24, 2021, the Company renewed its lease for office space commencing on July 3, 2021, and terminating on July 2, 2022, for 976 square feet of administrative office space in Dubai Studio City, UAE, for AED 5,995 or approximately 1,620 monthly.

NOTE 7 — LEASES (continued)

The following table illustrates operating lease data for three and nine months ended September 30, 2021, and 2020:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$128,000	$159,000	$343,000	$524,000
Short-term lease cost	80,000	218,000	317,000	362,000
Sublease income	—	(22,000)	—	(89,000)
Total lease cost	$208,000	$355,000	$600,000	$797,000
Cash paid for lease liabilities:
Cash flows from operating leases			$482,000	$579,000
Right-of-use assets obtained in exchange for new operating lease liabilities			$—	$628,000
Weighted-average remaining lease term—operating leases			3.6 years	4.7 years
Weighted-average discount rate—operating leases			9.2%	9.4%

Maturities of operating lease liabilities were as follows as of September 30, 2021:

Amount

2022	$613,000
2023	578,000
2024	371,000
2025	240,000
2026	108,000
Thereafter	27,000
Total lease payments	1,937,000
Less: imputed interest	288,000
Present value of lease liabilities	1,649,000
Less: Current lease liabilities	486,000
Non-current lease liabilities	$1,163,000

The table below lists the location of ROU assets and lease expiration date from 2022 through 2026:

Location	Square Footage	Lease-End Date	Approximate Future Payments

Colchester, U.K. – Waterside House	16,000	Mar 2025	$943,000
Singapore	950	Aug 2023	58,000
Sarasota, FL	1,205	Sep 2022	35,000
Billerica, MA	8,204	Dec 2026	535,000
Hemel, UK	12,870	Oct 2023	366,000

NOTE 8 — DERIVATIVE LIABILITIES

Under the guidance of ASC 815, Accounting for Derivative Instruments and Hedging Activities, the Company, identified common stock warrants in various offerings containing a net cash settlement provision whereby, upon certain fundamental events, the holders could put these warrants back to the Company for cash. We classified the following transactions as derivative liabilities: warrants issued with the July 2016 financing, the August 2017 underwritten offering, and the May 2018 financing.

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

The following are the critical assumptions used in connection with the valuation of the warrants exercisable into common stock on September 30, 2021, and 2020:

	Nine months Ended September 30,
	2021	2020
Number of shares underlying the warrants	72,206	75,891
The fair market value of stock	$1.81	$1.36
Exercise price	$60.00 to $ 150.00	$0.91 to $ 827.78
Volatility	129% to 159%	147% to 184%
Risk-free interest rate	0.09% to 0.28%	0.12% to 0.15%
Expected dividend yield	—	—
Warrant life (years)	0.9 to 1.7	0.6 to 2.7

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

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities measured at fair value on a recurring basis:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$39,000	$111,000	$22,000	$30,000
Change in fair value of derivative liabilities	(25,000)	(82,000)	(8,000)	(1,000)
Ending balance	$14,000	$29,000	$14,000	$29,000

NOTE 9 — STOCKHOLDERS’ EQUITY

Common stock issuances

During the nine months ended September 30, 2021, the Company:

●	Specifically, on February 8, 2021, the Company closed on equity financing and received gross proceeds of approximately $50,000,000, less offering costs of $3,180,000 for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share of common stock. The Company has earmarked the net proceeds from equity financing for working capital and general corporate purposes.

●	Issued 6,163,198 shares of common stock and received gross proceeds of approximately $13,000,000, less offering costs of $400,000 for net proceeds of $12,600,000 under the Company’s shelf registration filed on May 5, 2020.

●	Issued 3,811 shares of common stock upon warrant holders exercising 3,811 common stock warrants, receiving approximately $3,500 in net proceeds.

●	Issued 6,250 shares of common stock upon warrant holders exercising 6,250 cashless public common stock warrants.

●	Issued 30,000 three-year common stock warrants with an exercise price of $3.41 per share exercisable for one share each of common stock in satisfaction of a settlement agreement. We computed the value of approximately $74,000 under the Cox Rubenstein binomial lattice valuation model method. The Company used the following assumptions in connection with the warrants’ valuation: fair market value of stock $3.05, the exercise price of $3.41, volatility of 153.96%, risk-free interest rate of 0.08%, expected dividend yield of -0-, and the warrant life of 3 years.

●	Issued 87,720 shares of common stock to specific board members under a commitment agreement valued at $200,000. The determination of the value of the common stock occurred on the original date of the agreement.

●	Recognized approximately $108,000 of stock-based compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset to additional paid-in capital.

Common stock warrants

During the nine months ended September 30, 2021, the Company granted 9,120,910 warrants, the holders exercised 10,063 warrants, and 36,376 warrants expired. The weighted average exercise price of warrants outstanding on September 30, 2021, is $5.20, with a weighted average remaining contractual life of 4.29 years. As of September 30, 2021, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of September 30, 2021:

	Number of Warrants (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2020	222,360	$89.60
Warrants granted	9,120,910	$3.30
Warrants exercised	(10,063)	$(1.20)
Warrants canceled/expired	(36,376)	$(42.60)
Outstanding, September 30, 2021	9,296,831	$5.20
Exercisable, September 30, 2021	9,296,831	$5.20

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common stock options

Equity Incentive Plans

The following table illustrates various plan data under the amended Long-Term Stock Incentive Plan (the “Plan”) for the three and nine months ended September 30, 2021, and 2020:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$5,000	$19,000	$22,000	$592,000
Weighted average remaining contractual life — options outstanding			5.79 years	6.79 years
Weighted average remaining contractual life — options exercisable			5.75 years	6.69 years
Remaining expense of stock-based compensation			$7,000	$45,000
Remaining amortization period			0.6 years	1.3 years
Intrinsic value per share			$-0-	$-0-

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

Under ASC Topic 718, the compensation cost is measured based on an award’s fair value at the grant’s date for each option award using the Black Scholes-Merton formula as a valuation technique. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to additional paid-in capital. The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. No stock option awards were granted during the nine months ending September 30, 2021, and 2020.

A summary of the status of the Plan’s stock options as of September 30, 2021*:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2020	56,399	$89.79
Options canceled/expired	(6,140)	$(85.79)
Outstanding, September 30, 2021	50,259	$88.04
Exercisable, September 30, 2021	49,036	$89.80

*	The above does not include equity instruments issued to senior management.

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

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

The following table illustrates various plan data under the time vested CEO options awards for the three months and nine months ending September 30:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$24,000	$24,000	$71,000	$65,000
Weighted average remaining contractual life — options outstanding and exercisable			8.51 years	9.32 years
Remaining expense of stock-based compensation			$432,000	$526,000
Remaining amortization period			2.31 years	3.31 years
Intrinsic value per share			$0.61	$-0-

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

Under ASC Topic 718, the compensation cost of Mr. Miller’s grant is measured based on an award’s fair value at the grant’s date for the time vested option award using the Black Scholes-Merton formula as a valuation technique. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to additional paid-in capital. The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided. As of September 30, 2021, our CEO held 359,247 time-vested options, of which 149,879 options were exercisable. The weighted average exercise price of such outstanding and exercisable options was $1.20 and $2.88, respectively.

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

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

Under ASC Topic 718, the compensation cost of Mr. Miller’s grant is measured based on an award’s fair value at the grant’s date for the time vested option award using the Black Scholes-Merton formula as a valuation technique. For employee equity-classified awards, compensation cost is recognized over the employee’s requisite service period with a corresponding credit to additional paid-in capital. The employee’s requisite service period begins at the service inception date and ends when the requisite service has been provided

The probability of achieving any required metrics for vesting is inconclusive as of September 30, 2021. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation expense. In addition, we will record any unrecognized costs over the remaining requisite service period of the awards. The Company has not yet recognized compensation expenses related to the performance-based option award.

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

CEO Inducement Awards (continued)

Performance-Based Option (continued)

The following table illustrates various plan data under the performance-based CEO option award during the nine months ending September 30:

	Nine months Ended
	September 30,
	2021	2020
Weighted average remaining contractual life — options outstanding and exercisable	8.32 years	9.32 years
Remaining expense of stock-based compensation	$414,000	$414,000
Remaining amortization period	2.98 years	4.32 years
Intrinsic value per share	$0.16	$—

As of September 30, 2021, Mr. Miller held 250,000 performance-based stock options, and -0- options were exercisable. The weighted average exercise price of such options was $1.65.

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

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

CEO Inducement Awards (continued)

CEO Restricted Stock Units – Time-Based and Performance-Based (continued)

Compensation cost recognition

Stock-based compensation costs associated with Mr. Miller’s grant of restricted stock units (“RSUs”) are determined using the fair market value of the Company’s common stock on the date of the grant. The Company uses the closing stock price on the grant date to estimate the fair value of the time-based and performance-based restricted stock units.

Time-based RSUs

For an award with graded vesting subject only to a service condition (e.g., time-based vesting), ASC 718-10-35-8 provides an accounting policy choice between either graded vesting attribution or straight-line attribution. Under ASC 718-10-35-8, the Company elects the graded vesting method, recognizing compensation cost over the requisite service period for each separately vesting tranche as though each tranche of the award is, in substance, a separate award. The Company recognizes compensation expense for only the portion of awards expected to vest. Forfeitures of time-based units and awards are recognized as they occur. As of September 30, 2021, the un-amortized stock-based compensation is approximately $2,155,000, and the intrinsic value of restricted stock units is $-0- per share.

Performance-based RSUs

To recognize compensation costs, the Company must compute the probability to achieve the above revenue level thresholds before generating compensation cost calculations. The probability of achieving any required metrics for vesting for the performance-based awards is inconclusive as of September 30, 2021. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. Upon meeting probable performance conditions, we will record any unrecognized costs over the awards’ remaining requisite service period using the graded vesting method. Forfeitures of performance-based units and awards are recognized as they occur. As of September 30, 2021, the un-amortized stock-based compensation is approximately $3,235,000, and the intrinsic value of restricted stock units is $-0- per share.

As of September 30, 2021, Mr. Miller held 589,665 unvested time-based restricted stock units and 898,665 unvested performance-based restricted stock units, both with a weighted average exercise price of $3.60 and a weighted average remaining contractual life of 1.76 and 4.25 years for time-based and performance-based restricted stock units, respectively.

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

The Company granted an inducement award of a ten-year, non-statutory option to purchase 135,168 shares of the Company stock as part of the CFO’s employment agreement. The award has an exercise price of $0.96, vesting commencement date of April 1, 2020, expiration date of April 1, 2030, and the options vest as follows: 25% of such option shares shall vest on April 1, 2021; and, the remaining 75% will vest in substantially equal monthly installments over the thirty-six (36) month period after that, subject to the CFO’s continued employment by the Company on the applicable vesting date.

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

Common stock options (continued)

CFO Inducement Awards (continued)

Time Vested Options (continued)

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

The following table illustrates various plan data as of September 30, 2021, and 2020:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$5,000	$10,000	$15,000	$10,000
Weighted average remaining contractual life — options outstanding and exercisable			8.51 years	9.51 years
Remaining expense of stock-based compensation			$94,000	$113,000
Remaining amortization period			2.5 years	3.5 years
Intrinsic value per share			$1.12	$0.52

As of September 30, 2021, Mr. Bond held 135,168 time-vested options, of which 50,688 options were exercisable. The weighted average exercise price per share of such options outstanding and exercisable was $0.69 and $1.85, respectively. The weighted average remaining contractual life is 8.51 years.

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

NOTE 9 — STOCKHOLDERS’ EQUITY (continued)

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

To recognize compensation costs, the Company must compute the probability to achieve the above revenue level thresholds before generating compensation cost calculations. The probability of achieving any required metrics for vesting for the performance-based awards is inconclusive as of September 30, 2021. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. Upon meeting probable performance conditions, we will record any unrecognized costs over the awards’ remaining requisite service period using the graded vesting method. Forfeitures of performance-based units and awards are recognized as they occur. As of September 30, 2021, the un-amortized stock-based compensation is approximately $487,000, and the intrinsic value of restricted stock units is $0.49 per share.

As of September 30, 2021, Mr. Bond held 368,715 unvested performance-based restricted stock units, with a weighted exercise price of $1.32 and a weighted average remaining contractual life of 4.25 years.

Managing Director Inducement Awards

Time-Vested Restricted Stock Award Units

In connection with the MVP acquisition, the Company’s Board of Directors granted Michel Bais restricted stock units in connection with his appointment as Managing Director of the newly acquired subsidiary MVP. Accordingly, Mr. Bais received an inducement award of 200,000 restricted stock units with a grant date of August 17, 2021, under NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans, in consideration of Mr. Bais’s continued employment by the Company on the applicable vesting date. The units will vest as follows: 50,000 units on August 17, 2022, and 150,000 units shall vest in substantially equal monthly increments over the 36 months thereafter, provided that Mr. Bais remains in continuous employment with the Company on each applicable vesting date.

Compensation cost recognition

Stock-based compensation costs associated with Mr. Bais’s grant of restricted stock units (“RSUs”) are determined using the fair market value of the Company’s common stock on the date of the grant. The Company uses the closing stock price on the grant date to estimate the fair value of the time-based restricted stock units.

For an award with graded vesting subject only to a service condition (e.g., time-based vesting), ASC 718-10-35-8 provides an accounting policy choice between either graded vesting attribution or straight-line attribution. Under ASC 718-10-35-8, the Company elects the graded vesting method, recognizing compensation cost over the requisite service period for each separately vesting tranche as though each tranche of the award is, in substance, a separate award. The Company recognizes compensation expense for only the portion of awards expected to vest. Forfeitures of time-based units and awards are recognized as they occur. As of September 30, 2021, the un-amortized stock-based compensation is approximately $378,000, and the intrinsic value of restricted stock units is $-0- per share.

As of September 30, 2021, Mr. Bais held 200,000 unvested time-based restricted stock units with a weighted average exercise price of $1.89 and a weighted average remaining contractual life of 3.88 years.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Legal:

From time to time, the Company is subject to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. Accordingly, under ASC Topic 450, the Company must accrue a loss contingency if the information is available before issuing the financial statements.

On August 28, 2020, Macnica, Ltd. filed a lawsuit against the Company. The case involved several outstanding purchase orders for specific encoders totaling $1,520,000. $476,800 was paid towards a partial quantity of encoders, leaving an unpaid balance payable of $1,043,200. The parties reached a settlement agreement and consented as follows:

●	Vislink acknowledges Macnica, Ltd.’s claim of $1,043,200.
●	The Company has taken delivery of the remaining encoders.
●	Vislink effected a one-time payment of $450,000 to Macnica on February 26, 2021.
●	The Company agreed to five subsequent monthly payments of $100,000 and a smaller final installment of $93,200. The Company made the following payments in satisfaction of its obligation:

March 15, 2021	$100,000
April 15, 2021	$100,000
May 15, 2021	$100,000
June 15, 2021	$100,000
July 15, 2021	$100,000
August 13, 2021	$93,200

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

The table below represents the Company’s matching contributions as follows:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Company matching contributions - Group Personal Pension Plan, U.K.	$43,000	$(34,000)	$126,000	$44,000

NOTE 11 — CONCENTRATIONS

Customer concentration risk

During the three months ending September 30, 2021, 38% and 14% of the Company’s revenue came from two customers in the amount of approximately of $4.3 million and $1.6 million, respectively. During the nine months ending September 30, 2021, 19% of the Company’s revenue came from a single customer approximately $4.3 million. During the three and nine months ended September 30, 2020, no customer accounted for more than 10% of the Company’s total consolidated sales.

On September 30, 2021, approximately $1.8 million (33%) came from one customer accounting for more than 10% of the Company’s total consolidated accounts receivable. On September 30, 2020, no customer accounted for more than 10% of the Company’s total accounts receivable.

NOTE 11 — CONCENTRATIONS (continued)

Vendor concentration risk

During the three months ending September 30, 2021, no vendor accounted for more than 10% of the Company’s quarterly only consolidated purchases. During the nine months ending September 30, 2021, 11% and 10% of the Company’s total consolidated purchases came from two vendors in the amount of approximately $1.8 million and $1.7 million, respectively.

During the three months ended September 30, 2020, one vendor has generated approximately $1.5 million (76%) of the Company’s inventory purchases. During the nine months ended September 30, 2020, one vendor has generated approximately $2.6 million (34%) of the Company’s consolidated inventory purchases, respectively.

On September 30, 2021, two vendors representing approximately $0.33 million (13%) and $0.29 million (11%), respectively, of the Company’s consolidated accounts payable accounting for more than 10% of the Company’s total accounts payable.

On September 30, 2020, the Company recorded two vendor balances of approximately $0.82 million (25%) and $0.49 million (15%) of accounts payable over 10% of the Company’s consolidated accounts payable. On September 30, 2019, the Company recorded one vendor balance of approximately $1.4 million (20%) of accounts payable over 10% of the Company’s consolidated accounts payable.

NOTE 12 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. The Company disaggregated revenue by primary geographical markets and revenue source in the following tables:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Primary geographical markets:
North America	$6,071,000	$2,698,000	$11,941,000	$6,853,000
South America	65,000	11,000	327,000	79,000
Europe	4,131,000	1,169,000	8,079,000	5,912,000
Asia	224,000	731,000	950,000	1,567,000
Rest of World	709,000	169,000	1,543,000	1,727,000
	$11,200,000	$4,778,000	$22,840,000	$16,138,000
Primary revenue source:
Equipment sales	$10,581,000	$4,554,000	$21,045,000	$14,171,000
Installation, integration, and repairs	256,000	162,000	897,000	1,478,000
Warranties	365,000	61,000	573,000	149,000
Other (See Note 13)	**(2,000)	1,000	325,000	340,000
	$11,200,000	$4,778,000	$22,840,000	$16,138,000
Long-Lived Assets:
United States			$2,070,000	$3,813,000
United Kingdom			16,292,000	1,807,000
			$18,362,000	$5,620,000

**	This $2,000 decrease represents the weakening in the translation rate from British Pounds to U.S. dollars and a loss from the original recognition of $327,000in the 2nd quarter of fiscal 2021.

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

NOTE 14 — GAIN ON SETTLEMENT OF DEBT

During the nine months ending September 30, 2021, the Company negotiated a vendor accounts payable balance of $494,000 with a remittance settlement of $300,000, recognizing a $194,000 gain. We recorded the gain in the condensed consolidated statements of operations as other income.

On July 26, 2021, the Payroll Protection Program (“PPP”) loan of $1,168,000 received on April 10, 2020, was forgiven. Under ASC 405-20, the Company recorded the transaction as a gain on settlement of debt in the condensed consolidated statements of operations as other income.

NOTE 15 — SUBSEQUENT EVENTS

On November 1, 2021, the Company entered into a lease agreement with a non-affiliated third party (the “Landlord”) to rent approximately 7,979 square feet of commercial space for general business offices, light manufacturing, operating of a testing laboratory, assembly, and inventory storage in Mount Olive, NJ. The lease commencement date is November 1, 2021, and the expiration date is January 31, 2027. The following is a table of the monthly base rent:

Period	Monthly Base Rent

11/1/21 to 1/31/22	$0.00

2/1/22 to 1/31/23	$10,552.23

2/1/23 to 1/31/24	$10,868.79

2/1/24 to 1/31/25	$11,194.86

2/1/25 to 1/31/26	$11,530.70

2/1/26 to 1/31/27	$11,876.62

The Company is relocating its corporate facilities from Hackettstown, NJ, to Mount Olive, NJ, with the projected completion date by December 31, 2021, as part of the strategic initiative plan implemented in early 2020. The anticipated effect of this lease on our right-of-use asset and lease liability will be approximately $522,000 each.

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

Overview of COVID-19 Effects

The Company closely monitors the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. The COVID-19 pandemic in generating cases worldwide affects air and sea cargo shippers, factory shutdowns, and closures, creating global supply-chain bottlenecks, shortages of components, and surging prices of critical raw materials squeezing manufacturers globally. The Company is experiencing supply chain delays obtaining specific inventory items, and mitigating these issues, the Company’s operations team increased inventory levels in its purchase management of these components. The execution of this policy has improved our ability to ship products.

The Company cannot predict the impact that the COVID-19 pandemic will continue to have on our financial condition, results of operations, and cash flows due to numerous uncertainties. These uncertainties include the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the development, rollout, and availability of effective treatments and vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving, and many countries have reacted by instituting quarantines, mandating business closures, and restricting travel. The federal government and certain states and cities, including those where the location of our principal place of business is and sales force seek to operate, have also reacted by vaccine mandates, instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. The Company cannot predict if the federal government or additional states and cities will implement similar or other restrictions or when restrictions or mandates currently in place will expire.

As a result, the COVID-19 pandemic negatively impacts almost every industry directly or indirectly, including the industries in which we operate. Further, the impacts of a potential worsening of global economic conditions with continued disruptions, volatility in the credit and financial markets, consumer spending, and other unanticipated consequences remain unknown. See Item 1A. Risk Factors in this Form 10-Q, for discussion of certain risks associated with COVID-19, including the potential adverse effects on our operations, supply chain, and cash flow due to the U.S. Government vaccine mandate for employees, contractors, and subcontractors that service federal contracts. Additionally, see the section titled Risk Factors in our 2020 Annual Report on Form 10-K for discussion of risks related to COVID-19.

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

Climate Change-Related Effects

Climate change is an important global issue that presents opportunities and challenges for our company, partners, and communities. Climate change matters for our company are likely to be driven by changes in physical climate parameters, regulations and/or public policy, and changes in technology and product demand.

While we seek to mitigate the risks associated with climate change, we recognize inherent climate-related risks regardless of where we conduct our businesses. Access to clean water and reliable energy in the communities where we operate our company is a priority. Any of our locations may be vulnerable to the adverse effects of climate change. Climate-related events can potentially disrupt our business, including our customers, and cause us to experience higher attrition, losses, and additional costs to resume operations.

Overview

Vislink is a global technology business specializing in collecting, delivering, and managing high-quality live video and associated data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a technology expert staff with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

LIVE BROADCAST:

Vislink delivers an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions encompass the video collection, transmission, management, and distribution via microwave, satellite, cellular, I.P., and MESH networks. With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions.

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

MILITARY AND GOVERNMENT:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing a standard international protocol, I.P., platform, and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and public safety, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

SATELLITE COMMUNICATIONS:

Over 30 years of technical expertise supports Vislink’s satellite solutions. These solutions ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters alike.

RECENT DEVELOPMENTS:

On August 16, 2021, the Company, through a wholly-owned subsidiary, entered into a stock purchase agreement with Triple I.T. Corporate B.V., a private company incorporated in the Netherlands, under which the Company acquired 100% of the outstanding capital of Mobile Viewpoint Corporate B.V. (“MVP”).

The Mobile Viewpoint acquisition will enable Vislink to fulfill its strategic aim of providing an industry-leading portfolio of live video acquisition, contribution, and distribution solutions that meet the demanding needs of media, enterprise, defense, and government organizations. Vislink and its customers will benefit from the ability to address the most transformative trends in today’s live video market, such as:

●	Live internet video traffic is growing fast: from 2016 to 2021, there was a 15-fold increase in live video internet traffic (71.9% CAGR);
●	The acceleration towards cloud-based remote production;
●	The increasing demand for enhanced video content formats such as 4K, 8K, and 360-degree video;
●	The proliferation of new video transport capable networks such as 5G and Starlink.

Results of Operations

Comparison for the three and nine months ended September 30, 2021, and 2020

Revenues

In the three months ended September 30, 2021, the revenue was $11.2 million compared to $4.8 million for the three months ended September 30, 2020, representing an increase of $6.4 million or 133%. In the nine months ended September 30, 2021, the revenue was $22.8 million compared to $16.1 million for the nine months ended September 30, 2020, representing an increase of $6.7 million or 42%.

The increase in revenues is predominantly twofold: (1) the company’s revenue recognition of a U.S. Army contract, previously deferred in the prior quarter, by the satisfaction of its performance obligations in July 2021, (2) recognition of additional revenue upon the August 16, 2021 acquisition of MVP.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

In the three months ended September 30, 2021, the cost of components and personnel was $4.2 million compared to $3.3 million for the three months ended September 30, 2020, representing an increase of $0.9 million or 27%. In the nine months ended September 30, 2021, the cost of components and personnel was $9.9 million compared to $8.5 million for the nine months ended September 30, 2020, representing an increase of $1.4 million or 16%.

The increase in the cost of components and personal is predominantly twofold: (1) the company’s satisfaction of a second-quarter 2021 open order with the U.S. Army contract by the compliance of its performance obligations in July 2021, (2) and additional costs of components resulting upon the August 16, 2021 acquisition of MVP.

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

In the three months ended September 30, 2021, the general and administrative expenses were $6.0 million compared to $3.2 million for the three months ended September 30, 2020, representing an increase of $2.8 million or 88%. In the nine months ended September 30, 2021, the general and administrative expenses were $13.4 million compared to $12.7 million for the nine months ended September 30, 2020, representing an increase of $0.7 million or 6%.

The three-month increase of $2.8 million is primarily attributable to an increase of $1.6 million of transaction/acquisition costs incurred as part of the Company’s acquisition of MVP, an increase in salaries and benefits of $0.8 million, an increase of $0.5 million in foreign exchange expense recognized, an increase of $0.3 in commissions, and an increase of $0.2 of directors fees. The increase was offset by a decrease of $0.6 million in rent and utilities.

The nine-month increase of $0.7 million is primarily attributable to an increase of $1.3 million of transaction/acquisition costs incurred as part of the Company’s acquisition of MVP, an increase of $0.5 million of salaries and benefits offset by a decrease of $0.7 million in rent and utilities, and a reduction of $0.6 million in stock-based compensation.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, payroll taxes, prototypes, facilities, and travel costs.

In the three months ended September 30, 2021, research and development expenses were $0.8 million compared to $0.6 million for the three months ended September 30, 2020, representing an increase of $0.2 million or 33%. In the nine months ended September 30, 2021, research and development expenses were $2.2 million compared to $1.8 million for the nine months ended September 30, 2020, representing an increase of $0.4 million or 22%.

The three-month increase of $0.2 million is primarily attributable to miscellaneous research expenses. The nine-month increase of $0.4 million is primarily attributable to increased employee expenses and miscellaneous research expenses of $0.2 million each.

Amortization and Depreciation

In the three months ended September 30, 2021, amortization and depreciation expenses were $0.3 million compared to $0.3 million for the three months ended September 30, 2020, representing no change.

In the nine months ended September 30, 2021, amortization and depreciation expenses were $0.9 million compared to $1.1 million for the nine months ended September 30, 2020, representing a decrease of $0.2 million or 18%.

The decline is attributable to an increase in fully depreciated long-lived assets.

Other Income

Gain on settlement of debt

In the three months ended September 30, 2021, and 2020, no transactions occurred requiring the recognition of gain on settlement of related party obligations. In the nine months ended September 30, 2021, and 2020, the gain on settlement of related party obligations was $-0- million and $0.3 million, respectively, representing a decrease of $0.3 million or 100%.

This decrease is attributable to no transactions occurring in the current quarter to recognize the results of related party transactions in the fiscal year 2021.

Gain on settlement of debt

In the three and nine months ended September 30, 2021, the company recognized a gain on settlement of debt amounting to $1.2 million and $1.4 million, respectively. The company did not identify a gain on settlement of debt in 2020. The increase is predominantly attributable to the forgiveness of the PPP government grant in July 2021.

Net Loss

In the three months ended September 30, 2021, the Company had a net income of $0.7 million compared to a net loss of $2.8 million for the three months ended September 30, 2020, or an increase of $3.5 million or 125%. In the nine months ended September 30, 2021, the Company had a net loss of $2.8 million compared to a net loss of $8.0 million for the nine months ended September 30, 2020, or a decrease of $5.2 million or 65%.

The reduction in net loss is primarily attributable to the Company’s strategic initiative plan implemented in the fiscal year of 2020.

Liquidity and Capital Resources

The Company incurred an approximate $4.2 million loss from operations and $8.2 million of cash used in operating activities for the nine months ending September 30, 2021. The Company had $49.8 million in working capital, $273.0 million in accumulated deficits, and $37.9 million of cash on hand as of November 15, 2021.

During the nine months ended September 30, 2021, the Company issued 6,163,198 shares of common stock for net proceeds of $12,600,000 under its at-the-market facility with Alliance Global Partners (the “ATM”). As of November 15, 2021, $4,500,000 of capacity remains under the ATM.

The continuous impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations, and cash flows remains unsettled, indeterminate, and volatile such as vaccine mandates by federal, state, and local governments. The unpredictability of the pandemic’s scope, severity, duration, and actions implemented to alleviate its direct and indirect economic effects and containment measures provides no assurances that the pandemic will not have material adverse repercussions on the Company’s operations, liquidity, financial condition, and any residual unfavorable consequences to global economics.

The Company bases its evaluation on possibilities that may prove wrong and could exhaust our available capital resources sooner than we expect. Developments may take place, including those beyond our control, that would cause us to consume our available capital more quickly, including but not limited to those relating to the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. Notwithstanding these risks and uncertainties, based on management’s liquidity preservation program and proactive spending reductions implemented in the fiscal year 2020, as well as the capital injections discussed above, the Company believes it will have sufficient funds to continue its operations for at least twelve months from the date of these financial statements.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies during the nine months ended September 30, 2021, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 15, 2021. The location of additional information about these critical accounting policies is in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cash Flows

The following table sets forth the significant components of our cash flows data statements for the periods presented.

For the Nine Months Ended

(In Thousands)

	September 30,
	2021	2020
Net cash used in operating activities	$(8,229)	$(10,698)
Net cash used in investing activities	(17,504)	(227)
Net cash provided by financing activities	58,605	12,294
Effect of exchange rate changes on cash	(5)	17
Net increase in cash	$32,867	$1,386

Operating Activities

Net cash used in operating activities of approximately $8.3 million during the nine months ended September 30, 2021, was principally attributable to an increase in inventory of $4.8 million, an increase in gain on settlement of debt of $1.4 million, an increase in net income of $2.8 million, a decrease in accounts payable of $1.9 million. The increases were predominantly offset by an increase in deferred revenue and customer deposits of $0.3 million, $0.9 of amortization and depreciation, $0.5 million of inventory valuation adjustments, and $0.2 million of bad debt.

Net cash used in operating activities of approximately $10.7 million during the nine months ended September 30, 2020, was principally attributable to decreases in accounts payable of $3.3 million, accounts receivable of $2.3 million, and deferred revenue and customer deposits of $1.2 million. The reductions were substantially offset by an increase in inventory of $2.2 million.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2021, and 2020 were $17.5 million and $0.2 million, respectively, and principally related to the cash used in the acquisition of 100% of MVP’s outstanding shares, cash acquired from the MVP acquisition, offset by a decrease capital expenditure for furniture and computer equipment.

Financing Activities

Net cash provided by financing activities of approximately $58.6 million during the nine months ended September 30, 2021, was principally attributable to net proceeds from equity raises and common stock warrants’ exercise.

Net cash provided by financing activities of approximately $12.3 million during the nine months ended September 30, 2020, was principally attributable to net proceeds of $11.6 million from equity raises and $1.2 million from a PPP governmental loan. It was offset by $0.4 million of principal payments connected with the working capital financing and notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 15, 2021.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that the disclosure of required information is in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information requiring disclosure in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and·procedures (as defined in Rules 1 3a -15(e) and I5d-15(e) under the Exchange Act) were not effective as of September 30, 2021, due to the previously reported material weakness in our internal control over financial reporting. We identified the material weakness and discussed it in our annual report for the year ended December 31, 2020.

Notwithstanding the identified material weakness as of September 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed consolidated financial statements contained in this Quarterly Report filing fairly present, in all material respect, our financial condition, results of operations, and cash flows for the fiscal period presented in conformity with GAAP.

c) Changes in Internal Controls over Financial Reporting

We have continued our remediation efforts in connection with the identification of material weaknesses, as discussed above. Specifically, we have enhanced the supervisory review of our accounting procedures. As of September 30, 2021, the material weakness discussed above had not been fully remediated. Accordingly, we continue to remediate our controls regarding operating efficiency.

On August 16, 2021, the Company acquired Mobile Viewpoint Corporate B.V. (“MVP”). See Note 3 of “Notes to The Condensed Consolidated Financial Statements.” We are currently integrating MVP into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and, where necessary, making changes in control and procedures related to the MVP business, which we expect to complete within one year after the date of acquisition. Under the SEC’s guidance that an assessment of a recently acquired company may be omitted from the scope of an evaluation in the year of purchase, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2021, may exclude MVP to the extent that they are not yet integrated into our internal controls environment.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report on Form 10-Q occurs, our business, operating results, and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements due to factors described below and elsewhere in this report. The risk factor set forth below contains changes to the similarly titled risk factor included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2021.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has unfavorably affected the Company’s business, financial condition, and operating results and could affect the Company’s liquidity. We cannot predict, with any certainty, how future events may affect our operations in the near and long-term in the COVID-19 pandemic environment.

The global supply chain weaknesses involve computer chips and other components essential to specific product lines. The Company is subject to supply chain risks relating to its dependence on suppliers, the majority of which are single-source providers of parts or components for particular Company product lines. The Company's ability to continue to prepare for and sustain production depends, among other things, on the readiness and solvency of suppliers and vendors through all macroeconomic factors, including factors resulting from the COVID-19 pandemic. Shipping delays, slowdowns in worldwide shipping, and shortages of containers affect the arrival of components from overseas. We have undertaken to maintain an efficient supply chain; however, we cannot anticipate if a chip or component shortage will unfavorably affect the Company's manufacturing process and its ability to deliver products.

The COVID-19 pandemic and the continued measures to reduce its spread have negatively impacted the global economy, disrupted consumer/customer demand and global supply chains, and created significant volatility and financial markets disruption. These measures and the continued volatility of the worldwide economy adversely affected our results of operations for 2020.

The extent to which COVID-19 will impact our business remains uncertain and will depend on various changing factors on a day-to-day basis. We may not be able to predict such items accurately as:

●	the duration and scope of the pandemic,
●	the disruption of the national and global economy,
●	the span of the economic downturn,
●	the laws, executive orders, programs, vaccine mandates, and actions governments will enact or take,
●	the possibility to which our clients’ businesses contract or fail,
●	the applicability to which new regulations intended to help small and medium-sized businesses,
●	the extent to which our operations are impacted by facility closures, remote work and/or infections,
●	and how quickly and to what time normal economic and operating conditions can resume.

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

The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity, and financial condition will depend on future developments. With the current Presidential administration working towards “herd immunity,” President Biden issued an executive order requiring all on-site and remote federal employees, contractors, and sub-contractors to be vaccinated against COVID-19 or receive an approved medical or religious exemption by December 8, 2021, which may apply to us because of our products and solutions provided to the U.S. government. Legal challenges to this executive order are currently underway with additional challenges expected, which leads to uncertainty about the constitutionality and enforceability of the executive order. However, failure to comply with the executive order at this time could lead to loss of a contract, which could have a material adverse effect on our business, revenues, financial condition, and results of operations. The timing and efficacy of the vaccination programs in the jurisdictions in which the Company operates, and the actions implemented to contain the impact of COVID-19 by Federal and local governments, limit determining the foreseeable resulting economic effects with any level of predictability.

Risks Related to the Company and Our Business (continued)

Our business may suffer from risks related to acquisitions and potential future acquisitions.

Part of our strategic business plan is to grow our business through acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. For example, in August 2021, we acquired MVP. Failure to successfully integrate or otherwise realize the anticipated benefits of the MVP or other potential acquisitions could adversely impact our long-term competitiveness and profitability. The integration of any investment will involve several risks that could harm our financial condition, results of operations, and competitive position. In particular:

●	We base the integration plans for our acquisitions on benefits that involve assumptions as to future events, including our ability to successfully achieve anticipated synergies, leveraging our existing relationships, as well as general business and industry conditions, many of which are beyond our control and may not materialize. Unforeseen factors may offset components of our integration plans in whole or in part. As a result, our actual results may vary considerably or be delayed significantly, compared to our estimates;

●	the integration process could disrupt the activities of the businesses that are being combined. The combination of companies requires, among other things, coordination of administrative and other functions. In addition, the loss of key employees, customers, or vendors of acquired businesses could materially and adversely impact the integration of the acquired companies;

●	the execution of our integration plans may divert the attention of our management from other vital responsibilities;

●	our financial results may be negatively impacted by cash expenses and non-cash charges incurred in connection with an acquisition if goodwill or other intangible assets we acquire become impaired;

●	we may enter new markets or markets in which we have limited prior experience;

●	we may incur substantial indebtedness to finance an acquisition, enhancing our vulnerability to increased debt service requirements should interest rates rise, reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions, and limiting our flexibility in planning for or reacting to changes in our businesses and industries;

●	we may assume unanticipated liabilities and contingencies or other exposures (including regulatory risks) for which we do not have adequate insurance coverage, indemnification, or additional protection; or

●	our acquisition targets could fail to perform per our expectations at the time of purchase.

Our ability to grow through the acquisition of other companies depends on identifying acceptable acquisition targets and opportunities, our ability to consummate prospective transactions on favorable terms, or at all, and the availability of capital to complete the necessary acquisition arrangements. We intend to finance our acquisitions through a combination of our available cash resources, third-party financing, and the further issuance of equity and/or debt securities in appropriate circumstances.

Acquiring other companies could significantly affect our financial position and cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation(1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014(2)
3.1(i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015(3)
3.1(i)(c)	Amendment to Certificate of Incorporation filed June 10, 2016(4)
3.1 (ii)	Third Amended & Restated Bylaws(5)
3.1(iii)	Sale and Purchase Agreement dated as of August 16, 2021, by and between Triple IT Corporate B.V. and Vislink Technologies, Inc. (6)
3.1(iv)	Transitional Services Agreement dated August 16, 2021, by and between Triple IT Corporate B.V. and Vislink Technologies, Inc. (7)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith
(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Current Report on From 8-K with the SEC on July 20, 2015.
(4)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(5) (6) (7)

Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 20, 2021.

Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 16, 2021

Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 16, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: November 15, 2021	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Michael Bond
Michael Bond
Chief Financial Officer
(Principal Accounting and Financial Officer)

