Form 10-K
period 2021-12-31
Vislink Technologies, Inc.
filed 2022-03-31
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

Commission File Number: 001-35988

Vislink Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5856795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Clark Drive, Suite 125,

Mt. Olive, NJ 07828

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code): (941) 953-9035

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.00001	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $130.1 million based on the closing price of $2.85 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 45,825,089 shares of its common stock outstanding as of March 22, 2022.

VISLINK TECHNOLOGIES, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

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

PART I

Item 1. Business

Overview

Vislink, incorporated in the state of Delaware in 2006, is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions. The Vislink and Mobile Viewpoint Connected Edge solutions leverage IP networks to provide their customers low latency, high-capacity ultrafast live video transport utilizing AI to automate workflows.

LIVE BROADCAST:

Vislink delivers an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via microwave, satellite, cellular, I.P. (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions that utilize A.I. (Artificial Intelligence) technologies to provide automated coverage of news and sporting events. With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions.

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

MILITARY AND GOVERNMENT:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the United States, Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

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

CONNECTED EDGE SOLUTIONS:

Vislink offers the hardware and software solutions needed to acquire, produce, contribute, and deliver video over all private and public networks with the Mobile Viewpoint acquisition. Connected edge solutions aid the video transport concept of utilizing ubiquitous IP networks and cloud-scale compute across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decode and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:
●	Bonded cellular (3G and 4G)
●	Satellite
●	Fiber
●	Emerging networks, including 5G and Starlink

Our Strategy

Our participation in the Live Production, Mil/Gov, and Satellite sectors allow us to offer a broad array of end-to-end, high-reliability, high-data-rate, long-range wireless video transmission solutions.

We use our solutions for applications in growing market segments, including in-game sports, video mobile feeds, real-time capture and display footage from drones and other aerial platforms, and rapid-response electronic newsgathering operations.

The acquisition of Mobile Viewpoint (“MVP”) in August 2021 will enable Vislink to fulfill its strategic aim of providing an industry-leading portfolio of live video acquisition, contribution, and distribution solutions that meet the demanding needs of media, enterprise, defense, and government organizations. Vislink and its customers will benefit from the ability to address the most transformative trends in today’s live video market, such as:

●	Live internet video traffic is growing fast: from 2016 to 2021, there was a 15-fold increase in live video internet traffic (71.9% CAGR);
●	The acceleration towards cloud-based remote production;
●	The increasing demand for enhanced video content formats such as 4K, 8K, and 360-degree video; and
●	The proliferation of new video transport capable networks such as 5G and Starlink.

The acquisition will permit the Company to expand its offerings, which serve the most of these transformative live video trends and bring high-quality live production economically to the previously challenging presentation of historical events involving amateur and semi-pro athletics. MVP’s technology enhances our go-to-market strategy as we seek to take advantage of new technologies such as 5G and other new networks, along with machine learning, which we believe are revolutionizing how video is generated and transported.

Market Overview and Outlook

Our services and product offerings broadly address three markets: Live Production, Mil/Gov, and Satellite.

The focus on applying more agile wireless video systems is through the Live Production market’s sports and entertainment sector. Drivers in this market include small, lightweight, easy-to-use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market reduce the size further and improve the wireless video systems’ agility as users are demanding higher link reliabilities at longer ranges. There is also an increased desire to provide audiences with new views and camera angles to enhance the viewing experience. The Company addresses this need by incorporating 4K, HDR, and other emerging video technologies. Among the new subsections of the sports and entertainment market, the Company has identified the burgeoning e-sports live streaming applications markets as ones where our solutions have applicability.

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

The Mil/Gov market consists of key segments, including state and local law enforcement agencies, federal agencies, and military system integrators. The market looks to improve video content’s reliability and quality without adding complexity, omitting technical intervention while operating the video systems. State and local agencies benefit from the Department of Homeland Security grant programs to improve overall security. Recent trends within these segments include improved interoperability within agencies and demand for fully integrated systems, including robust microwave combined with ubiquitous I.P. networks; as the wireless video systems become more reliable and straightforward to deploy, the wireless systems’ option rate increases. Customers within this market include state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice, and Homeland Security.

The drive to experience more and better visual communication systems impacts the Satellite market. Live T.V. broadcasting over satellite and other connectivity types continue to be driven by cost-per-bit economics. Uplink operators are keen to reduce their OPEX costs by investing in greater transmission efficiency via compression and modulation approaches. There is also an interest in products offering high-rate I.P. connectivity and the desire for fully integrated solutions that enable remote live content capture, production, broadcast, and distribution.

Our Products and Solutions: Overview

We offer a full spectrum of wireless video products built around providing complete solutions. We have traditionally focused on developing core product technologies in final assembled products that cross-market segments. Such technology focus areas include R.F., Live Streaming and microwave component development spanning the frequency range from D.C. to 18GHz, waveform modulation, advanced video encoding (HEVC) and decoding, 4K UHD (Ultra High Definition) camera systems, and digital signal processing. Through these products, we are positioned with significant technology I.P. and an established reputation for rapidly and economically delivering complex, bespoke engineering products and solutions to customers that are expertly managed to tight deadlines. Production of these products can quickly be scaled to respond to changes in market demand.

Live Production Products and Solutions

Vislink Live Production Solutions include high-definition communication links that reliably capture, transmit, and manage live event footage. We offer a line of high-margin wireless camera transmitter and receiver products that may be interconnected over I.P. networks, expanding and simplifying their widespread use and significantly reducing deployment costs. HCAM is a 4K Ultra HD-capable on-camera wireless system designed to cover significant events among our transmitter products. MicroLite 3 is a compact wireless H.D. transmitter designed for midmarket applications and smaller event coverage. It enables broadcast news operators to eliminate coaxial cables in their remote news operations. It significantly reduces labor costs in operations and increases the camera operators’ speed and agility to capture engaging content. IMTDragonFly is an ultra-compact H.D. solution designed for body-worn applications, including live-action sports. Our flagship receiver product is the newly released (Q1 2021) Quantum. The Quantum is ultra-low latency, waveform agnostic central receiver and represents the Vislink premier receiver in all market verticals, including MilGov. Features include HEVC quad signal decode, seamless geographical coverage, and an I.P. stream engine with cloud integration possibilities, OTT, and social media platforms. IP Link 3.0 is a studio-transmitter link system that enables broadcasting service platforms to access new monetization opportunities. Other essential receiver products include the ViewBack, CRx6, and CIRAS-X6. ViewBack is a lightweight, low-power, low latency, dual-channel diversity receiver-decoder that enables quicker production, more efficient editing, and more effective collaboration between camera operators and studio teams. We also offer ultra-compact onboard solutions that integrate our MDR (Multi-Channel Diversity Receive System) technology with ruggedized support components designed to capture video from high-speed motorsports.

As a result of our acquisition of Mobile Viewpoint, we also offer a portfolio of products that includes the WMT line of mobile encoders for live streaming over 4G and 5G and systems developed using AI technologies for the automated coverage of news and sports productions,

Quantum

IPLink 3.0

MicroLite 3

WMT BaseLink Encoder

Mil/Gov Products and Solutions

In the Mil/Gov sector, Vislink has focused on supplying miniature transmitters and handheld receivers for tactical surveillance and benefits from limited competition in this area. We design the IMTDragonFly transmitter to capture real-time, high-quality video from UAV/UGV/Body Cams/Concealments and other covert surveillance applications for display on fixed or mobile receive applications. The HHT3 and Mobil Commander are handheld receivers/monitors designed for tactical situations.

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

HHT3

Mobil Commander

Satellite Products and Solutions

The Vislink Satellite product line features terminals ranging from 65cm man-portable systems to 2.4m flyaway and driveaway systems, all of which are available in multiple satellite band configurations. The essential product is MSAT, a highly portable tri-band satellite antenna system designed for rapid deployment in challenging environments. Other Vislink Satellite products include the DVE6100 encoder and IRD6200 decoder electronics units complementing our satellite terminals. They support 4k UHD transmissions and deliver significant bandwidth efficiencies to satellite communications.

MSAT

DVE6100

IRD6200

Competition and Competitive Positioning

Vislink believes it’s primary competitors are Domo Tactical Communications (formerly a division of Cobham), Silvus Technologies, Persistent Systems, Troll Systems, and several smaller market-specific businesses.

We believe that the union of the legacy IMT and Vislink brands created one of the market share leaders in the professional broadcast and media video transmission sector. We have successfully leveraged our history of broadcast industry leadership, reputation for advanced technology, and the ability to provide end-to-end solutions to maintain and increase our customer base and continue delivering highly competitive offerings. Our products solve a growing market need for regular, high-definition, wireless video communications. Our product offerings address applications in growing market segments, including in-game sports-video mobile feeds, real-time capture and display footage from drones and other aerial platforms, and rapid-response electronic newsgathering operations.

Since completing the global rebranding of our solutions under the single Vislink entity in 2018, and the acquisition of MVP in 2021, we believe we can now offer an expanded range of product offerings, additional services, and enhanced capabilities. We believe this expansion of product offerings will position us for continued growth in Live Production markets, and we expect near-term growth in the Mil/Gov and Satellite markets. As we continue to refine our production processes, we hope to improve margins and better control product quality and competitive agility.

Sales and Marketing

Our sales team comprises sales managers responsible for defined regional areas, inside sales personnel, and business development representatives focused on targeted sectors and regions, supported by solution engineers trained in technical sales with a given market focus. The sales team focuses on helping our current customers and nurturing relationships with prospective customers in key domestic and international markets. We employ a combination of sales channels, including direct-to-end customer sales, network group sales, reseller/integrators, and Original Equipment Manufacturer (“OEM”) sales channels to use the most efficient means of reaching customers depending on the market segment. Marketing and public relations activities, digital and print marketing initiatives, the creation of support materials, trade shows, and other event appearances support our sales efforts.

As of December 31, 2021, our business development, sales, and marketing team consisted of 32 (a) full-time employees and (b) contractors.

Customers

Vislink has developed a significant following based on our product offerings’ reputation for performance, reliability, and advanced technology use. We have developed a diverse and stable customer base for repeat product purchases from blue-chip, tier-1 clients in Live Production markets, as well as among high-profile agencies and organizations in Mil/Gov and Satellite markets.

Manufacturing and Suppliers

We utilize a combination of external contract manufacturers and internal resources to manufacture, test, assure the quality of, and ship our products, providing us the opportunity to develop optimal supply chains tailored to our needs on a per-product and per-solution basis. As we advance, we anticipate focusing on our core strengths: innovation and technology design and developing, creating, and exploiting our intellectual property.

We may continue to rely upon third-party components and technology to build our products, particularly in the short term, as we procure components, subassemblies, and products necessary to manufacture our products based upon our design, development, and production needs. While parts and supplies are generally available from various sources, we currently depend on a single or limited number of suppliers for several components for our products. We rely on purchase orders rather than long-term contracts with our suppliers. We do not currently stockpile enough parts to mitigate any potential supply disruption if required to re-engineer our products to use alternative components.

Intellectual Property

We have developed a broad intellectual property portfolio covering wired and wireless communications systems. As of December 31, 2021, we have 36 patents granted in the United States, no patent applications pending, no provisional applications pending, and one disclosure. Internationally, we have 12 patents granted, no patent applications pending, and no Patent Cooperation Treaty (PCT) applications.

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

We protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties. We also actively monitor activities concerning infringing uses of our intellectual property by third parties.

In addition to these contractual arrangements, we also rely on a combination of the trade secret, copyright, trademark, trade dress, domain name, and patents to protect our products and other intellectual property. We own a substantial portion of the copyright interests in the software code used in connection with our products, as well as the brand or title name trademark under our marketed products. We pursue our domain names, trademarks, and service marks in the United States and locations outside the United States. Our registered trademarks in the United States include “xG,” “IMT,” “Vislink,” “Mobile Viewpoint,” and the names of our products, among others.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, adequate intellectual property protection may not be available in the United States or other countries where our products are sold or distributed. Also, our efforts to protect our proprietary rights may not be enough or adequate. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results.

Mobile wireless communications technology and other industries may own many patents, copyrights, and trademarks. They may frequently request license agreements, threaten litigation, or file suit against us based on infringement allegations or other violations of intellectual property rights. We may face third-party claims that our competitors and non-practicing entities infringe their trademarks, copyrights, patents, and other intellectual property rights. As our business grows, we might face more claims of infringement.

Company Information

Effective February 11, 2019, xG Technology, Inc. changed its name to Vislink Technologies, Inc. Our executive offices are located at 350 Clark Dr., Suite 125, Mt. Olive, NJ 07828, and (908) 852-3700 is the telephone number. Our website address is www.vislink.com. Our website’s information does not form part of the report and is only for informational purposes.

Human Capital

Overall

As of December 31, 2021, we employed 131 full-time employees, contractors, or consultants, including 30 in development, three officers, 16 in general and administrative, 3 in business development, 50 in operations, and 29 in sales and marketing. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. As a global industrial technology company, many of our employees are engineers or trained trade or technical workers focusing on advanced manufacturing, and many of them possess advanced college degrees. No labor union represented our employees at any of our worldwide facilities as of December 31, 2021.

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

Covid-19

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in our employees’ best interest and complied with government orders in all the states and countries. We have implemented several health-related measures to keep our employees safe and maintain operations during the pandemic. The Company has established procedures adopting the following policies:

●	wear face-masks at all times while on company property,
●	implemented temperature taking protocols,
●	increased hygiene, cleaning, and sanitizing procedures at all locations,
●	implemented social-distancing,
●	implemented restrictions on visitors to our facilities,
●	and we are limiting in-person meetings and other gatherings.

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

Risk Factor Summary

The following summarizes certain essential factors that may make our company’s investment speculative or risky. You should carefully consider the full risk factor disclosure outlined in this Annual Report, in addition to the other information herein, including the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

●	Our financial statements included a disclosure regarding our liquidity and financial condition due to recurring operating losses and cash used from operations.
●	If we cannot comply with Nasdaq’s applicable continued listing requirements or standards, Nasdaq could delist our Common Stock.
●	We face risks related to COVID-19, which could significantly disrupt our operations and have a material adverse impact on us and our business.
●	We may require additional capital in the future to develop and market new products. If we do not obtain any such additional financing, our business prospects, financial condition, and operating results will be adversely affected if required.
●	Our industry is highly competitive, and we may not compete effectively.
●	Defects or errors in our products and services or products made by our suppliers could harm our brand and relations with our customers and expose us to liability. If we experience product recalls, we may incur significant expenses and experience decreased demand for our products.
●	We acknowledge material weaknesses in the controls and procedures of our financial reporting. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations, including timeliness, or result in material misstatements of our financial statements.
●	We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.
●	We purchase some components, subassemblies, and products from a limited number of suppliers. The loss of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.
●	Our intellectual property protections may be insufficient to safeguard our technology appropriately.
●	We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred concerning monitoring, protecting, and defending our intellectual property rights could adversely affect our business.
●	Enforcement of our intellectual property rights abroad, particularly in China, is limited, and it is often difficult to protect and enforce such rights.
●	The intellectual property rights of others may prevent us from developing new products or entering new markets.
●	We may be subject to infringement claims in the future.
●	If our technology did not work and planned or were unsuccessful in developing and selling new products or penetrating new markets, our business and operating results would suffer.
●	Demand for our defense-related products and products for emergency response services depends on government spending.
●	Regulation of the telecommunications industry could harm our operating results and impending prospects.
●	New regulations or standards or changes in existing laws or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations, and future sales, and could place additional burdens on the operations of our business.
●	Our industry is subject to rapid technological change, and we must make substantial investments in new products, services, and technologies to compete successfully.
●	At several of our annual stockholder meetings we failed to obtain ratification by our stockholders of specific proposals submitted for approval of our stockholders at prior annual meetings, which could be deemed defective corporate acts.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has unfavorably affected the Company’s business, financial condition, and operating results and could affect the Company’s liquidity. We cannot predict, with any certainty, how future events may affect our operations in the near and long-term in the COVID-19 pandemic environment.

The COVID-19 pandemic and the continued measures to reduce its spread have negatively impacted the global economy, disrupted consumer/customer demand and global supply chains, and created significant volatility and financial markets disruption. These measures and the continued volatility of the worldwide economy adversely affected our results of operations for 2022.

The extent to which COVID-19 will impact our business remains uncertain and will depend on various changing factors on a day-to-day basis. We may not be able to predict such items accurately as:

●	the duration and scope of the pandemic,
●	the disruption of the national and global economy,
●	the span of the economic downturn,
●	the laws, programs, actions, and vaccine mandate that federal, state, and local governments will enact or take,
●	the possibility to which our clients’ businesses contract or fail,
●	the applicability to which new regulations intended to help small and medium-sized businesses,
●	the extent to which our operations are impacted by facility closures, remote work and/or infections,
●	and how quickly and to what time normal economic and operating conditions can resume.

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

Risks Related to the Company and Our Business

Our financial statements have included our liquidity and financial condition disclosures due to our recurring operating losses and cash used from operations.

The Company incurred an approximate $17.7 million loss from operations and $9.6 million of cash used in operating activities for the year ended December 31, 2021. The Company had $50.7 million in working capital, $286.5 million in accumulated deficits, and $36.2 million of cash on hand as of December 31, 2021.

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

The enduring effect of the COVID-19 pandemic, including the advent of Delta and Omicron variants, plus the uncertainty of possible future variants, may subject the Company to particular challenges of its business, financial condition, results of operations, and cash flows. The timing and efficacy of the vaccination programs in the jurisdictions in which the Company operates, and the actions implemented to contain the impact of COVID-19 by Federal and local governments, limit determining the foreseeable resulting economic effects with any level of predictability.

We may require additional capital in the future to develop and market new products. If we do not obtain any such additional financing, our business prospects, financial condition, and results of operations will be adversely affected if required.

We may require additional capital in the future to develop new products, and we may not be able to secure adequate additional financing when needed on acceptable terms or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at discounts to the current or future market price of our Common Stock. If we cannot secure additional funding, we may be forced to forego strategic opportunities or delay, scale back and eliminate future product development.

Our industry is highly competitive, and we may not compete effectively.

The communications industry is highly competitive, rapidly evolving, and constant technological change. We expect that new competitors are likely to join existing competitors. Many of our competitors may be larger and have more excellent financial, technical, operational, marketing, and other resources and experience than we do. If a competitor expends significant resources, we may not compete successfully. Also, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide products. If our competitors were to offer better and more cost-effective products than our products, we might not be able to capture any significant market share.

Defects or errors in our products and services or products made by our suppliers could harm our brand and relations with our customers and expose us to liability. If we experience product recalls, we may incur significant expenses and experience decreased demand for our products.

Our products are inherently complex and may contain defects and errors that are only detectable when the products are in use. Because our products are used for personal and business purposes, such faults or errors could have a severe impact on our end customers, damaging our reputation, harming our customer relationships, and exposing us to liability. Defects or impurities in our components, materials or software, equipment failures, or other difficulties could adversely affect our ability and that of our customers, ship products on a timely basis, and customer or licensee demand for our products. Any shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Our customers may also experience component or software failures or defects that could require significant product recalls, rework, and/or repairs that are not covered by warranty reserves.

We acknowledge material weaknesses in the controls and procedures of our financial reporting. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations, including timeliness, or result in material misstatements of our financial statements. If we continue to remediate our material weaknesses or implement effective controls and procedures for our financial reporting, our ability to accurately and timely report our financial results could be adversely affected, which would likely adversely affect the value of our Common Stock.

The Company’s management is responsible for establishing and maintaining internal controls over financial reporting. Internal Control Over Financial Reporting is a process designed by and under the supervision of the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes under generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements following generally accepted accounting principles and that receipts and expenditures of the Company are being made only by authorizations of its management and Board; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

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

Our management, including our principal executive officer and our chief financial officer, has not completed an adequate assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that as of December 31, 2021, our internal control over financial reporting was ineffective in detecting U.S. GAAP’s inappropriate application.

Management identified the following material weaknesses set forth below in our internal control over financial reporting:

●	We did not perform an adequate risk assessment or monitor internal controls over financial reporting.

●	With the acquisitions of IMT, Vislink, and MVP, there are risks related to the timing and accuracy of integrating information from various accounting and ERP systems. The Company has experienced delays in receiving information promptly from its subsidiaries.

●	The COVID-19 pandemic delayed integrating the accounting and finance functions, enacted workforce reduction, and limited essential accounting personnel.

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

Until we can remediate this situation, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. The Company expects improvements, as resources permit, on the integration of information issues in the fiscal year 2022 as we plan to move towards a more unified accounting and enterprise resource planning system.

We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the material weaknesses related to our financial reporting as of the years ended December 31, 2021, and 2020. The Company is affecting the following:

●	additional review procedures within our accounting and finance department,
●	the hiring of additional accounting and compliance staff when financial resources permit,
●	implement application controls in our accounting system,
●	engaging consultants to assist us in documenting and improving our system of internal controls, and
●	implementing a suitable accounting framework.

Our remediation efforts are ongoing, and these material weaknesses have not been revised. Furthermore, there can be no assurance that we will not experience other material weaknesses in the future.

Suppose we cannot conclude on an ongoing basis that we have effective internal control over financial reporting under Section 404. In that case, our independent registered public accounting firm may not issue an unqualified opinion or may cause us to be untimely concerning our reporting obligations. If we cannot conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. We will not fully correct the identified material weaknesses until the ongoing steps described above are effectively attained and operating efficiently for an appropriate time.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and reduce our Common Stock’s market price.

Our amended and restated certificate of incorporation (“Certificate of Incorporation”) and our Bylaws contain provisions that could delay or prevent a change in our Company’s control. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	authorizing the Board to issue, without stockholder approval, preferred stock with rights senior to those of our Common Stock;
●	limiting the persons who may call special meetings of stockholders; and
●	they require advance notification of stockholder nominations and proposals.

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

Although our products may not cause users technical issues, our business and reputation may be harmed if users perceive our solutions to cause a slow or unreliable network connection or a high-profile network failure.

We expect our products to be in many different locations and user environments and can provide transmission of video, mobile broadband connectivity, and interference mitigation, among other applications. Our products’ ability to operate effectively can be negatively impacted by many different elements unrelated to our products. Although our products may not cause users technical issues, users often may perceive the underlying cause of our technology’s poor performance. This perception, even if incorrect, could harm our business and reputation. Similarly, a high-profile network failure may be caused by improper operation of the network or failure of a network component that we did not supply. Still, other service providers may perceive that our products were implicated, which, even if incorrect, could harm our business, operating results, and financial condition.

Our ability to sell our products will be highly dependent on the quality of our support and service offerings, and our failure to offer high-quality support and services would have a material adverse effect on our sales and results of operations.

Once our products are deployed, our channel partners and end customers will depend on our support organization to resolve any issues relating to our products. A high level of support will be necessary for our products’ successful marketing and sale. In many cases, our channel partners will likely provide support directly to our end customers, and we will not have complete control over the quality of the support supplied by our channel partners. These channel partners may also support other third-party products, potentially distracting resources from support for our products. Suppose our channel partners do not effectively assist our end-customers in deploying our products, succeed in helping our end-customers quickly, resolve post-deployment issues or provide adequate ongoing support. In that case, our ability to sell our products to existing end-customers could be adversely affected, and our reputation with potential end-customers could be harmed. In some cases, we guarantee a certain performance level to our channel partners and end customers, which could prove resource-intensive and expensive to fulfill if unforeseen technical problems arise.

We are subject to increasing operating costs and inflation risks which may adversely affect our performance.

While we attempt to offset increases in operating costs through various measures focused on increasing revenues, there is no assurance that we will do so. Therefore, operating expenses may rise faster than associated revenues resulting in a material adverse impact on our cash flow and margins.

We are also impacted by inflationary increases in wages and benefits, whether driven by competition for talent or ordinary course pay increases and other rising costs. Increases in the rate of inflation could also significantly impact our cost base. In all countries in which we operate, wage inflation, whether driven by competition for talent or ordinary course pay increases, may also increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our clients or charge premium prices when justified by market demand.

We are subject to increasing operating costs and inflation risks which may adversely affect our performance.

While we attempt to offset increases in operating costs through various measures focused on increasing revenues, there is no assurance that we will do so. Therefore, operating expenses may rise faster than associated revenues resulting in a material adverse impact on our cash flow and margins.

We are also impacted by inflationary increases in wages and benefits, whether driven by competition for talent or ordinary course pay increases and other rising costs. Increases in the rate of inflation could also significantly impact our cost base. In all countries in which we operate, wage inflation, whether driven by competition for talent or ordinary course pay increases, may also increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our clients or charge premium prices when justified by market demand.

We may fail to recruit and retain qualified personnel.

We expect to rapidly expand our operations and grow our sales, development, and administrative functions. This expansion is expected to place a significant strain on our management and require hiring a considerable quantity of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies for qualified personnel in our activities. Suppose we fail to identify, attract, retain and motivate this highly skilled personnel. In that case, we may be unable to continue our marketing and development activities, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our executive officers because of their expertise and experience in the telecommunications industry. We have agreements with our executive officers containing customary non-disclosure, non-compete, confidentiality, and assignment of inventions provisions. We do not have “key person” life insurance policies for our officers. The loss of any of our key personnel’s technical knowledge and management and industry expertise could result in delays in product development, loss of customers and sales, and diversion of management resources, adversely affecting our operating results.

We purchase some components, subassemblies, and products from a limited number of suppliers. The loss of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.

We sometimes rely on third-party components and technology to build and operate our products, and until full integration with IMT and VCS, we may rely on our contract manufacturers to obtain the parts, subassemblies, and products necessary for the manufacture of our products. Shortages in components that we use in our products are possible, and our ability to predict such components’ availability is limited. While parts and supplies are generally available from various sources, our contract manufacturers currently depend on a single or limited number of suppliers for several pieces for our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us, and we were unable to replace them cost-effectively, or at all, our ability to provide our products would be impaired. Our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers.

Additionally, specific supply chain disruptions may arise, such as the armed conflict between Russia and Ukraine, trade sanctions, and similar events. It may be difficult for us to assess the ability of our suppliers to timely meet our demand in the future based on past performance. As a result, even if available, our contract manufacturers and we may not secure sufficient components at reasonable prices or acceptable quality to build our products on time. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results, and financial condition.

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

Given the rapid pace of innovation and technological change within the wireless and broadband industries, our personnel, consultants, and contractors’ technical and creative skill and ability to develop, enhance, and market new products and upgrades to existing products are critical to continued success. Our success and ability to compete effectively depend on the proprietary technology that we have developed internally. We rely primarily on patent laws to protect our proprietary rights. As of December 31, 2021, in the United States, we have 28 patents granted, no patent applications pending, and no provisional applications pending. Internationally, we have six patents granted and no patent applications pending. There can be no assurance that patents awaiting or future patent applications will be issued or that we would have the resources to protect any such issued patent from infringement if issued.

Further, we cannot patent much critical technology to our business. To date, we have relied on copyright, trademark, and trade secret laws, as well as confidentiality procedures, non-compete and/or work for hire invention assignment agreements, and licensing arrangements with our employees, consultants, contractors, customers, and vendors, to establish and protect our rights to this technology and, to the best extent possible, control the access to and distribution of our technology, software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is challenging. There can be no assurance that the steps we take will prevent misappropriation of or prevent unauthorized third parties from obtaining or using the technology we rely upon. Also, adequate protection may be unavailable or limited in some jurisdictions. Litigation may be necessary for the future to enforce or protect our rights.

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

Patent protection outside the United States is generally not as comprehensive as in the United States and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if patents are granted outside the United States, effective enforcement may not be available in those countries. Many companies have encountered substantial intellectual property infringement in countries where we sell, or intend to sell, products or have our products manufactured.

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

The telecommunications industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products and expand into new markets that may be created. Therefore, our success depends on our ability to adapt our products and systems continue to incorporate new technologies and expand into markets that new technologies may create. If technologies are protected by others’ intellectual property rights, including our competitors, we may be prevented from introducing new products or expanding into new markets created by these technologies. If others’ intellectual property rights prevent us from taking advantage of innovative technologies, our financial condition, operating results, or prospects may be harmed.

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

We rely on the availability of third-party licenses. If these licenses are available only on less favorable terms or not at all in the future, our business and operating results would be harmed.

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

As our customer base increases, we expect to place orders with our contract manufacturers based on our customers’ demand forecasts. Our forecasts will be based on multiple assumptions, each of which may cause our estimates to be inaccurate, affecting our ability to provide products to our customers. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to rush the manufacture and delivery of other products. If we underestimate customers’ demand, we may forego revenue opportunities, lose market share, and damage customer relationships. Conversely, if we overestimate customer demand, we may purchase more inventory than we can sell at any given time or at all. Also, we grant our distributors stock rotation rights, which require us to accept stock back from a distributor’s inventory, including obsolete inventory. As a result of our failure to correctly estimate the demand for our products, we could have excess or obsolete inventory, resulting in a decline in our inventory value, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage inventory relative to demand would adversely affect our operating results.

If our technology did not work and planned or were unsuccessful in developing and selling new products or penetrating new markets, our business and operating results would suffer.

Our success and ability to compete depend on technology that we have developed or may develop in the future. There is a risk that the technology that we have developed or may develop may not work as intended or that the marketing of the technology may not be as successful as anticipated. Further, the markets in which our customers and we compete or plan to compete are characterized by regularly and rapidly changing technologies and technological obsolescence. Our ability to compete successfully depends on our ability to design, develop, manufacture, assemble, test, market, and support new products and enhancements on a timely and cost-effective basis to keep pace with market needs and satisfy customers’ demands. A fundamental shift in technologies in any of our target markets could harm our competitive position within these markets. Our failure to anticipate these shifts, develop new technologies, or react to changes in existing technologies could materially delay our development of new products, resulting in product obsolescence, decreased revenue, and a loss of customer wins to our competitors. New technologies and products generally require substantial investment and long development and testing periods before being commercially viable. We intend to continue to make significant investments in developing new technologies and products, and it is possible that we may not successfully be able to build or acquire new products or product enhancements that compete effectively within our target markets or differentiate our products based on functionality, performance or cost and that our latest technologies and products will not result in meaningful revenue. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers. Any technical flaws in product releases could diminish our products’ innovative impact and harm customer adoption and reputation. If we fail to introduce new products that meet our customers’ demands or target markets, do not achieve market acceptance, or fail to penetrate new markets, our revenue will not increase over time, and our operating results and competitive position will suffer.

We rely extensively on information technology systems and could face cybersecurity risks.

We rely extensively and increasingly on information technologies and infrastructure to manage our business, including developing new business opportunities and digital streaming products and services. Our business operations depend on secure transmission and other data and video processing over the internet and interconnected systems. Malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, ransomware, worms, and other destructive or disruptive software and other attempts to gain access to confidential or personal data, denial of service attacks, and other malicious activities are becoming increasingly diverse and sophisticated, and the incidence of these events is on the rise worldwide and highlights the need for continual and effective cybersecurity awareness and education. Our business, which involves the collection, use, transmission, and other distribution of data and video, may make us and our clients and business partners attractive targets of hackers, denial of service attacks, malicious code, phishing attacks, ransomware attacks, and other threat actors, including malicious insiders (such as employees and prior employees), which may result in security incidents, including the unauthorized access, misuse, loss, corruption, inaccessibility, or destruction of this data (including personal, confidential and sensitive information), unavailability of services, or other adverse events. We have in the past faced cyber-attacks of this nature, and we expect to continue to face such attacks in the future. Some of these attacks have been successful, although none to date have been material. We can provide no guarantee that our defensive measures will prevent such attacks in the future. These types of cyber-attacks and incidents can give rise to various losses and costs, including legal exposure and regulatory fines, damages to reputation, and others. If successful, these incidents could also materially disrupt operational systems and result in loss of intellectual property, trade secrets, other proprietary or competitively sensitive information, and general data (including personal information).

Data breaches and improper use of social media by employees and others may risk sensitive data, such as personal information, strategic plans, and trade secrets, exposed to third parties or the general public. Any such breaches or breakdowns could expose us to legal liability, be expensive to remedy, result in a loss of our or our clients’ or vendors’ proprietary information and damage our reputation. Efforts to develop, implement and maintain security measures are costly, may not successfully prevent these events from occurring, and may require ongoing monitoring and updating as technologies and cyberattack techniques change frequently or are not recognized until successful.

Furthermore, computer malware, viruses, hacking, and phishing attacks have become more prevalent in our industry and may occur in our future systems. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to attract and retain customers.

Regulation of the telecommunications industry could harm our operating results and prospects.

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or commerce on intellectual property networks, but future regulations could include sales taxes and tariffs in previously unregulated areas and provider access charges. We could be adversely affected by the regulation of intellectual property networks and commerce in any country where we market equipment and services to service or content providers. Rules governing the range of services and business models that service providers or content providers can offer could adversely affect those customers’ needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission (“FCC”) has issued regulations governing aspects of fixed broadband networks and wireless networks. These regulations might impact service provider and content provider business models and providers’ needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing regulations relating to cybersecurity, privacy, and data protection, which could affect the market and requirements for networking and security equipment.

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

Adopting and implementing such regulations could decrease demand for our products, increase the cost of building and selling our products, impact our ability to ship products into affected areas, and recognize revenue on time. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

At several of our annual stockholder meetings, including our 2019 Annual Meeting of Stockholders, we failed to obtain ratification by our stockholders of specific proposals submitted for approval of our stockholders at prior annual meetings, which could be deemed defective corporate acts.

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

According to the provisions of Section 204 of the General Corporation Law of the State of Delaware (“DGCL”) and to continue to remain in compliance with Nasdaq’s Listing Rules, we submitted all of these proposals, again, to our stockholders at our 2019 Annual Meeting of Stockholders for ratification to resolve any defects in the corporate acts relating to the approval of these proposals by our stockholders at the prior meetings. We could not obtain ratification by our stockholders for any of these proposals submitted to them at the 2019 Annual Meeting of Stockholders. Although we intend to resubmit these proposals to our stockholders for ratification, there can be no assurance that any of these proposals will be ratified. Suppose we cannot secure such ratifications secured or are not deemed adequate, among other consequences. In that case, this could result in a determination that none of the shares issued by us under these plans were duly authorized and validly issued, which could create accounting issues, affect our liquidity and capital structure, and expose us to claims from recipients of any stock awards granted according to such plans, any of which could have a material adverse effect on our business and results of operations.

Risks Related to Our Industry and its Regulatory Context

Our industry is subject to rapid technological change, and we must make substantial investments in new products, services, and technologies to compete successfully.

New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make significant investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. Our future success will depend on our ability to quickly develop and introduce new products, technologies, and enhancements. Our future success will also depend on our ability to keep pace with technological developments, protect our intellectual property, satisfy customer requirements, meet customer expectations, price our products and services competitively, and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technologies and products and technologies currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements or experience any significant delays in development, introduction, or shipment of our products and technologies in commercial quantities, demand for our products and our customers’ and licensees’ products that use our technologies could decrease, and our competitive position could be damaged.

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

As these regulations and standards evolve, and if new rules or standards are implemented, we may be required to modify our technology or products or develop and support new versions. Our compliance with these regulations and standards may become more burdensome. The failure of technology or our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay the introduction of our technology or products, which could harm our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or end-customers may require us, or we may otherwise deem it necessary or advisable, to alter our technology or products to address actual or anticipated changes in the regulatory environment. Our inability to change our technology or products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results, and financial condition.

Compliance with environmental, health, and safety laws and regulations, including new regulations requiring higher standards, may increase our costs, limit our ability to utilize supply chains, and force design changes to our products.

Our operations are subject to various environmental, health, and safety laws and regulations and equivalent local, state, and regulatory agencies in each jurisdiction we currently operate or may operate in the future. Our products’ manufacturing uses substances regulated under various federal, state, and local laws governing the environment and worker health and safety. If we, including any contract manufacturers that we may employ, do not comply with these laws, including any new regulations, such non-compliance could reduce our products’ net realizable value, which would result in an immediate charge to our income statements. Our non-compliance with such laws could also negatively impact our operations and financial position as a result of fines, penalties that may be imposed on us, and increase the cost of mandated remediation or delays to any contract manufacturers we may utilize; thus, we may suffer a loss of revenues, be unable to sell our products in specific markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Costs to comply with current laws and regulations and/or similar future laws and regulations, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs, and insurance costs. We cannot assure you that the costs to comply with these new laws or with current and future environmental and worker health and safety laws will not have a material adverse effect on our business, operating results, and financial condition.

Governmental regulations affecting the import or export of products or affecting products containing encryption capabilities could negatively affect our revenues.

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on importing or exporting some technologies, especially encryption technology. Also, governmental agencies have proposed additional regulation of encryption technology from time to time, such as requiring certification, notifications, review of source code, or the escrow and governmental recovery of private encryption keys. For example, Russia and China recently have implemented new requirements relating to encryption products, and India has imposed certain warranties and other obligations associated with critical technology. Governmental regulation of encryption or IP networking technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales prospects and adversely affect our revenue expectation. In addition, numerous sanctions and restrictions have been imposed on the exports of specific goods and services to Russia due to the armed conflict with Ukraine. Failure to comply with such regulations could result in penalties, costs, and restrictions on import or export privileges or adversely affect sales to government agencies or government-funded projects.

If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products and our licensees and customers may decrease.

In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods for evaluating radiofrequency emissions from radio equipment, including wireless phones and other wireless devices. Concerns over the effects of radiofrequency emissions, even if unfounded, may have the effect of discouraging the use of wireless devices, which may decrease demand for our products and those of our licensees and customers. Interest groups have also requested that the FCC investigate claims that wireless communication technologies pose health concerns and cause interference with airbags, hearing aids, and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with wireless devices while driving. Any legislation that may be adopted in response to these expressions of concern could reduce demand for our products and those of our licensees and customers in the United States and foreign countries.

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our Common Stock at or above the price you paid.

Our Common Stock trading price could be highly volatile and subject to wide fluctuations in response to various factors, including factors beyond our control. These factors include those discussed in the other “Risk Factors” section of this Report on Form 10-K.

Also, the stock markets in general and the markets for telecommunication stocks have experienced volatility. These broad market fluctuations may adversely affect the trading price or liquidity of our Common Stock. In the past, when the market price has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the case, and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

If we cannot comply with Nasdaq’s applicable continued listing requirements or standards, Nasdaq could delist our Common Stock.

We currently list our Common Stock on Nasdaq. To maintain such a listing, we must satisfy minimum financial and other continued listing requirements and standards, including director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and specific corporate governance requirements. According to Nasdaq Rule 5550(a)(2), we must maintain a closing bid price for our common stock of at least $1.00 per share. If our common stock stayed below $1.00 per share, our common stock would be at risk of delisting from the Nasdaq Capital Market. Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting could materially adversely affect our ability to raise capital or pursue strategic financing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could have different negative results, including the potential loss of institutional investor interest.

There can be no assurances that we will maintain and comply with the applicable listing standards. If we cannot abide by these Nasdaq requirements, our Common Stock will be delisted from Nasdaq.

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

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth above $1,000,000 or an annual income exceeding $200,000, or $300,000 together with their spouse) must make a unique suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction before a sale unless the broker-dealer or the transaction is otherwise exempt. Also, the “penny stock” regulations require the U.S. broker-dealer to deliver, before any transaction involving a “penny stock,” a disclosure schedule prepared under SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information concerning the “penny stock” held in a customer’s account and information for the limited market in “penny stocks.”

According to the SEC, stockholders should be aware that the market for “penny stocks” has suffered from patterns of fraud and abuse in recent years. Such practices include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to the desired level, resulting in investor losses. Our management is aware of the abuses historically in the penny stock market. Although we do not expect to dictate the market’s behavior or broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established concerning our securities.

General Risk Factors

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our Common Stock to decline in value.

We provide preliminary financial results or forward-looking financial guidance to our investors from time to time. Such statements are based on our current views, expectations, and assumptions, and they involve unknown risks and uncertainties that may cause actual results, performance, achievements, or share prices to be materially different from future performance, achievements, or share prices expressed or implied by such statements. Such risks and uncertainties include, among others, changes to the assumptions used to forecast or calculate such guidance or expectations or the occurrence of risks related to our performance and our business, including those discussed in these risk factors, among others. Failure to meet any financial guidance or expectations regarding our future performance could harm our reputation and cause our stock price to decline.

The requirements of being a U.S. public company may strain our resources and divert management’s attention.

As a U.S. public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand for our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports concerning our business and operating results.

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

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

As of March 22, 2022, our public float was approximately $55.0 million, based on 45,825,089 shares of outstanding common stock held by non-affiliates and at a price of $1.20 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on March 22, 2022. SEC regulations limit the amount that companies with a public float of less than $75 million may raise during any 12-month period pursuant to a shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule. As of the filing of this Annual Report on Form 10-K, we are subject to the Baby Shelf Rule. Under the Baby Shelf Rule the amount of funds we can raise through primary public offerings of securities in any 12-month period using a registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3 until such time as our public float exceeds $75 million. Prior to such time as our public float exceeds $75 million, if our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to us or our stockholders. Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

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

Future impairment charges could have a material adverse effect on our financial condition and the results of operations.

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

We will require additional capital to continue to execute our business plan and advance our research and development efforts. To the extent that we raise additional capital by issuing additional equity securities and exercising outstanding warrants, our stockholders may experience substantial dilution. We may sell shares of preferred stock or Common Stock in one or more transactions at prices that may be at a discount to the then-current market value of our Common Stock and on such other terms and conditions as we may determine from time to time. Any such transaction could result in substantial dilution of our existing stockholders. If we sell shares of our Common Stock in more than one transaction, stockholders who purchase our Common Stock may be materially diluted by subsequent sales. Such sales could also cause a drop in the market price of our Common Stock. The issuance of shares of our Common Stock in connection with public or private financing, in connection with our compensation programs, and upon exercise of outstanding warrants will have a dilutive impact on our other stockholders, and the issuance, or even potential issuance, of such shares, could hurt the market price of our Common Stock.

The exercise of stock options, warrants, and other securities could cause our stockholders to experience substantial dilution. In addition to warrants issued in 2018, 2019, and 2020, in February 2021, we issued warrants to purchase up to 9,090,910 shares of our common stock. Moreover, holders of our stock options and warrants are likely to exercise them, if ever, at a time when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants. Such exercises, or the possibility of such exercises, may impede our efforts to obtain additional financing by selling additional securities or making such financing more costly. It may also reduce the price of our Common Stock.

Risks Relating to Acquisitions

Our acquisition strategy involves several risks.

As we engage in the acquisition discussion with other companies anticipating potential acquisition opportunities, including those that would be material or could involve businesses with operating characteristics that differ from our existing business operations, it may become available shortly. We intend to pursue them actively if and when appropriate acquisition opportunities become available. Acquisitions involve several unique risks, including:

●	failure of the acquired business to achieve expected results, as well as the potential impairment of the acquired assets if operating results decline after acquisition;
●	diversion of management’s attention;
●	additional financing, if necessary and available, which could increase leverage and costs, dilute equity, or both;
●	the potential adverse effect on our financial statements from the increase in goodwill and other intangibles;
●	difficulties in integrating the operations, systems, technologies, products, and personnel of acquired companies;
●	initial dependence on unfamiliar supply chains or relatively small supply partners;
●	the potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire after the acquisition;
●	the high cost and expenses of identifying, negotiating, and completing acquisitions;
●	the integration of acquisitions requires significant time and resources; and
●	risks associated with unanticipated events or liabilities.

These risks could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, the inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth.

We have faced intense competition for acquisition candidates and expect to continue to face, limiting our ability to make acquisitions and leading to higher acquisition prices. We cannot assure you that we will be able to identify, acquire or manage other businesses profitably or successfully integrate any acquired businesses into our existing business without substantial costs, delays, or other operational or financial difficulties. In future acquisitions, we could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business, results of operations, and financial condition.

Any impairment of goodwill, other intangible assets, or long-lived assets could negatively impact our results of operations.

Our goodwill, other intangible assets, and long-lived assets are subject to an impairment test on an annual basis and tested whenever events and circumstances indicate that goodwill, intangible assets, and/or long-lived assets may be impaired. Any excess goodwill resulting from the impairment test is written off in the determination period. Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. From time to time we may acquire or invest in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill, intangible assets, or other long-lived assets due to an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material adverse impact on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Mount Olive, NJ

On November 1, 2021, the Company entered into a lease agreement with a non-affiliated third party (the “Landlord”) to rent approximately 7,979 square feet of commercial space for general business offices, light manufacturing, operating of a testing laboratory, assembly, and inventory storage in Mount Olive, NJ. The lease commencement date is November 1, 2021, and the expiration date is January 31, 2027. The initial monthly obligation is $10,869 with annual increases of the monthly rent of 3.0% per year until the lease expiration date. The Company is relocating its corporate facilities from Hackettstown, NJ, to Mount Olive, NJ, with the lease commencement date of March 1, 2022.

Lutton, UK

On February 1, 2021, the Company entered into a one-year lease for 600 square feet of administrative office space in Lutton, UK, commencing on February 1, 2021, and terminating on January 31, 2022, for £1,674 or approximately $2,290 monthly.

Dubai, UAE

On May 24, 2021, the Company renewed its lease for office space commencing on July 3, 2021, and terminating on July 2, 2022, for 976 square feet of administrative office space in Dubai Studio City, UAE, for AED 5,995 or approximately $1,620 monthly.

Hackettstown, New Jersey

On April 28, 2020, the Company negotiated two new leases for office and storage space, which expired on April 29, 2020. We negotiated the previous multi-year lease agreement to a one-year term with the new lease agreement’s effective date of May 1, 2020, expiring on April 30, 2021, and month-to-month thereafter. The total annual rent under these leases is approximately $239,000.

Billerica, MA

On January 20, 2020, the Company terminated its former lease agreement. On January 24, 2020, the Company negotiated a new lease agreement with the landlord at our Billerica location, decreasing the required square footage to be 8,204 from 39,327 square feet or approximately 79%. The new lease agreement’s effective date is March 24, 2020, expiring on December 31, 2026. The total annual rent under this lease is approximately $95,000.

Singapore

On July 3, 2020, the Company negotiated a new lease agreement with the landlord, maintaining 950 square feet. The new lease agreement’s effective date is August 10, 2020, expiring on August 9, 2023. The total annual rent under this lease is approximately $30,500.

Hemel, United Kingdom

Under the original lease agreement dated April 28, 2017, a “break clause” signifying a “break date” of October 28, 2020, sighted the following: the Company may terminate this lease on the “break date” by giving the landlord such notice within six months of the “break date.” At the lease’s commencement, it was not reasonably sure if the Company would exercise its right by the break clause’s date. These measures upheld the determination of the lease’s noncancellable period upon adopting ASC 842 on January 1, 2019. The remaining lease term of 22 months helped calculate the remaining lease payments’ net present value assigned to the right-of-use asset and operating lease liability upon the adoption date. Neither party exercised their unilateral termination rights by the “break date,” triggering a lease extension. Both parties’ inaction creates new enforceable rights and obligations in the extended period ending the lease agreement term of October 27, 2023. The total annual rent under this lease is approximately $175,000.

Colchester, UK

On February 2, 2017, the original lease agreement was for 16,000 square feet, with the initial lease commencing on March 25, 2007, and expiring on March 24, 2025. The total annual rent under this lease is approximately $275,000.

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

Holders (information to be retrieved by Belinda closer to filing date)

As of March 22, 2022, there were 45,825,089 shares of common stock outstanding together with approximately 28 shareholders of record.

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

Recent Sales of Unregistered Securities

None

Item 6. Reserved

There is no requirement to include the disclosures required under Item 6 as a smaller reporting company under SEC rules.

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

Overview

Vislink, incorporated in the state of Delaware in 2006, is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions. The Vislink and Mobile Viewpoint Connected Edge solutions leverage IP networks to provide their customers low latency, high-capacity ultrafast live video transport utilizing AI to automate workflows.

LIVE BROADCAST:

With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions. Vislink provides an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions encompass the video collection, transmission, management, and distribution via microwave, satellite, cellular, I.P., and MESH networks.

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

MILITARY AND GOVERNMENT:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing a standard international protocol, I.P., platform, and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and public safety, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the United States, Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

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

CONNECTED EDGE SOLUTIONS:

Vislink offers the hardware and software solutions needed to acquire, produce, contribute, and deliver video over all private and public networks with this acquisition. Connected edge solutions aid the video transport concept of utilizing ubiquitous IP networks and cloud-scale compute across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decode and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:
●	Bonded cellular (3G and 4G)
●	Satellite
●	Fiber
●	Emerging networks, including 5G and Starlink

COVID-19 Update

The ongoing global health crisis (including resurgences) resulting from the pandemic have and continue to disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or voluntarily. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and worldwide governmental authorities have taken extraordinary steps to contain and combat the impact of the coronavirus. While the outbreak recently appeared to be trending downward, notably as vaccination rates increased, new variants of COVID-19 continue emerging, including the Delta variant and the newly-discovered highly transmissible Omicron variant (currently a “variant of concern”), spreading throughout the United States and globally and causing significant uncertainty.

The global economy, our markets, and our business have been and may continue to be materially and adversely affected by COVID-19. Mounting omicron infections have forced firms to scramble, threatening economic recovery, and many employers vow to stay open but struggle as employees fall sick or quarantined. Major airlines have canceled thousands of flights, while public transit systems in New York and Washington curtailed service because of staffing shortages. Professional sports schedules were upended, and corporations such as American Express, Goldman Sachs, and The Washington Post have shelved their return-to-office plans. The recovery remains vulnerable to the coronavirus’s unpredictable trajectory.

The COVID-19 pandemic in generating cases worldwide affects air and sea cargo shippers, factory shutdowns, and closures, creating global supply-chain bottlenecks, shortages of components, and surging prices of critical raw materials squeezing manufacturers globally. We cannot foresee if worldwide governments can effectively contain the outbreak of COVID-19 on a sustained basis, nor can we predict the severity and duration of its impact. We cannot predict the effect of the Delta or Omicron variant or other new, more contagious, or lethal variants that may emerge, the effectiveness of COVID-19 vaccines against the Delta or Omicron variant or such different variants, and the related responses by governments, including reinstated government-imposed lockdowns or other measures.

The Company closely monitors the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. The Company continues to experience supply chain shortages and delays in obtaining specific inventory items. The Company’s operations team is mitigating the risk by increasing inventory levels in its purchase management of these components. The execution of this policy has improved our ability to ship products.

It is unclear how such restrictions will contribute to a general slowdown in the global economy, and it is difficult to isolate the impact of the pandemic on our business, the results of operations, financial condition, and our future strategic plans. Further, while many companies have survived the past year, and some have thrived, as the pandemic endures, we cannot predict how the global economy will respond to the return to normalcy or whether it will continue to sustain steadily.

In addition, the Company is uncertain of the total effect the pandemic will have on it for the long term since the scope and duration of the pandemic is unknown. The protocol followed in distributing effective vaccines across the world, and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta, Omicron and other variants, will impact the stability of economic recovery and growth. The extent to which the operations of the Company, and the operations of its customers and supply chain, may be adversely impacted by the COVID-19 pandemic will depend mainly on these future developments. The Company may experience long-term disruptions to its operations resulting from government policy or guidance; quarantines of employees, customers, and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. The Company is actively monitoring and will continue to monitor the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

COVID-19 Update (continued)

Vislink enforces strict social distancing, symptom self-assessments, sanitation, and mask protocols within its facilities. We believe that we comply with all public health guidance, and we continue to take precautionary measures, make contingency plans, and improve our response to the ongoing situation. The Company continues to perform most administrative operations remotely, in the United States and overseas. The Company continues to limit business travel and face-to-face meetings, and a portion of its non-manufacturing employees work remotely. Remote work arrangements and travel restrictions have not adversely affected Vislink’s ability to maintain operations and financial reporting, and the Company does not anticipate a material impact on its human capital resources or productivity.

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

The lack of empirical data surrounding the credit and other financial risks posed by climate change renders it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly affect us. The global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures, and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change

Further, the effects of climate change may negatively impact regional and local economic activity, which could adversely affect our customers and impact the communities in which we operate. In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters.

Overall, climate change, its effects, and the resulting unknown impact could have a material adverse effect on our financial condition and results of operations. While we seek to mitigate the risks associated with climate change, we recognize inherent climate-related risks regardless of where we conduct our businesses. Access to clean water and reliable energy in the communities where we operate our company is a priority. Any of our locations may be vulnerable to the adverse effects of climate change. Climate-related events can potentially disrupt our business, including our customers, and cause us to experience higher attrition, losses, and additional costs to resume operations.

Results of Operations

The following table sets forth the items in the consolidated statements of operations of the financial statements included herewith for the fiscal years ended December 31, 2021, and 2020 (in thousands).

	For the Years Ended
	December 31,
	2021	2020
Revenue	$33,882	$22,882
Cost of revenue and operating expenses
Cost of components and personnel	15,164	13,867
Inventory valuation adjustments	843	415
General and administrative expenses	22,039	17,024
Gain on lease termination	—	(21)
Research and development	3,051	2,698
Loss on the abandonment of property and equipment	—	680
Impairment of inventory	—	3,801
Impairment of right-of-use assets	—	895
Impairment of goodwill	9,189	—
Amortization and depreciation	1,343	1,411
Total cost of revenue and operating expenses	51,629	40,770
Loss from operations	(17,747)	(17,888)
Other income (expenses)
Changes in fair value of derivative liabilities	22	8
Gain on settlement of related party obligations	—	331
Gain on settlement of debt	1,362	90
Other income	—	5
Interest expense, net	(29)	(121)
Total other income (expenses)	1,355	313
Net loss	$(16,392)	$(17,575)

Revenue

The revenues ended December 31, 2021, and 2020 were $33.9 million and $22.9 million, respectively, representing an increase of $11.0 million or 48%. The Company experienced an increase of $8.90 million in North America, $0.30 million in Europe, $0.30 million in the rest of the world, offset by a decrease of $0.50 in Asia.

The increase in revenues is predominantly due to three factors (1) an increase in live event-related sales attributable to the return of these activities to pre-pandemic levels. (2) an increase in military/government sales and (3) the recognition of additional revenue from the August 16, 2021 acquisition of MVP.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

The cost of components and personnel for the years ended December 31, 2021, and 2020 were $15.2 million and $13.9 million, respectively, representing an increase of $1.3 million or 9%. The increase in the cost of components and personnel is predominately twofold: (1) an increase in expenditures associated with the upsurge in production, including labor necessary to yield the growth in the sale of products during the year, and (2) additional costs of components and personnel incurred resulting from the August 16, 2021 acquisition of MVP.

In the first quarter of 2022, we have been experiencing supply chain challenges and related cost impacts. We have secured additional raw materials from existing and alternate suppliers and have taken other actions to mitigate supply disruptions. We have offset specific cost increases with increases in the selling price of some of our products. We cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Inventory Valuation Adjustments

Inventory valuation adjustments are tools used to determine inventory measurement at lower-of-cost-or-market or lower-of-cost and net realizable value. For the years ended December 31, 2021, and 2020 inventory valuation adjustments amounted to $0.9 million and $0.4 million, representing an increase of $0.5 million or 125%. The increase is primarily due to identifying items of inventory considered obsolete.

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

For the years ended December 31, 2021, and 2020, general and administrative expenses were $22.0 million and $17.0 million, respectively, representing an increase of $ 5.0 million or 29%.

The increase is primarily attributable to $3.2 million of stock-based compensation, $2.0 million in salaries and benefits, $1.9 million in acquisitions costs, and $0.6 million in insurance, predominately due to the recognition of compensation costs associated with performance-based registered stock units, the addition of senior management personnel, the Company’s acquisition of MVP, and the increase in the D & O insurance policy coverage. This was offset by the decrease of $0.9 million in professional fees and $0.8 million in bad debt.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation and payroll taxes and prototypes, facilities, and travel costs. For the years ended December 31, 2021, and 2020, research and development expenses were $3.1 million and $2.7 million, respectively, representing an increase of $0.4 million or 15%. The increase is primarily attributable to miscellaneous research and consulting fees of $0.4 million.

Impairment

The Company recorded impairments related to inventory and right-of-use assets operating leases in the amounts of $-0- million and $0.9 million for the years ended December 31, 2021, and 2020.

For the years ended December 31, 2021 and 2020, the Company recorded goodwill impairment charges of $9.2 million and $-0-, respectfully, based upon our annual quantitative assessment in the assessment of goodwill. Our assessment recognized a decline in our market capitalization due to unfavorable changes in the market and the rise in inflation as “triggering event” conditions increasing the risk of impairment.

Amortization and Depreciation

Amortization and depreciation expenses for the years ended December 31, 2021, and 2020 were $1.3 million and $1.4 million, respectively, representing a decrease of $0.1 million or 7%. The reduction is primarily due to Company assets being impaired or fully depreciated in current and prior years.

Gain on settlement of debt

For the years ended December 31, 2021, and 2020, the company recognized a gain on settlement of debt amounting to $1.4 million and $ 0.10 million, respectively, and an increase of $1.3 million or 1300%. The increase is predominantly attributable to the forgiveness of the PPP government grant in July 2021.

Net Loss

Net losses for the years ended December 31, 2021, and 2020 were $16.4 million and $17.6 million, respectively, representing a decrease of $1.2 million or 7%.

The reduction in the Company’s net loss has been partly due to the Company’s implementation of cost-saving strategic initiatives in response to uncertainties of the economic climate predicated by the COVID-19 pandemic. We remain uncertain of the extent of the COVID-19 pandemic’s future impact on our operations or whether it will result in business disruptions and the possible severity. It is indeterminable to assess the duration or lasting impact the pandemic will have on the economy. With vaccines in place, new therapeutics currently under trial-testing procedures, the recent Delta and Omicron variants, coupled with possible future unknown variants, the Company will continue to attempt to mitigate unexpected conditions brought by the future influence of the COVID-19 pandemic, domestically and worldwide, continuing to employ workforce safety and security, cost management, and enterprise agility.

Liquidity and Capital Resources

The Company incurred an approximate $17.7 million loss from operations and $9.6 million of cash used in operating activities for the year ended December 31, 2021. The Company had $50.7 million in working capital, $286.5 million in accumulated deficits, and $36.2 million of cash on hand as of December 31, 2021.

During the year ended December 31, 2021, the Company issued 6,163,198 shares of common stock for net proceeds of $12,600,000 under its at-the-market facility with Alliance Global Partners (the “ATM”). As of March 31, 2022, approximately $4,500,000 of capacity remains under the ATM.

On February 8, 2021, the Company completed an underwritten public offering for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share of common stock.

The enduring of the COVID-19 pandemic, including the advent of Delta and Omicron variants, plus the uncertainty of possible future variants, may subject the Company to particular challenges of its business, financial condition, results of operations, and cash flows. The unpredictability of the pandemic’s scope, severity, duration, and actions implemented to alleviate its direct and indirect economic effects and containment measures provides no assurances that the pandemic will not have material adverse repercussions on the Company’s operations, liquidity, financial condition, and any residual unfavorable consequences to global economics.

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

Our operations primarily have been funded through cash generated by debt and equity financing. Cash consists of cash on hand and demand deposits. Our cash balances were as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash	$36,231	$5,190

Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands).

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net cash used in operating activities	$(9,601)	$(14,354)
Net cash used provided by in investment activities	(17,547)	(258)
Net cash provided by financing activities	58,312	17,998
Effect of exchange rate changes on cash	(123)	67
Net increase in cash	$31,041	$3,453

Operating Activities

Net cash used in operating activities of approximately $9.6 million during the year ended December 31, 2021, was principally attributable to a decrease of $1.4 million of accounts payable, a decrease of $0.5 million in operating lease liabilities, offset by an increase of $3.6 million in accounts receivable, $3.2 million of inventory, and $0.9 million of deferred revenue and customer deposits. Additionally, the Company experienced a net loss of $7.2 million, a $1.4 million gain on debt settlement, offset by an impairment in goodwill of $8.2 million, $3.9 million in stock-based compensation, $1.3 million in depreciation and amortization, and $0.8 million of an inventory valuation adjustment.

Investing Activities

Net cash used in investing activities of $17.5 million during the year ended December 31, 2021, was principally related to the cash used in the acquisition of 100% of MVP’s outstanding shares, cash acquired from the MVP acquisition, offset by a decrease in capital expenditures for furniture and computer equipment. Net cash used in investing activities of $0.3 million during the year ended December 31, 2020, was primarily due to equipment purchases.

Financing Activities

Net cash provided by financing activities of $58.3 million during the year ended December 31, 2021, was principally attributable to net proceeds from equity raises and common stock warrants’ exercise offset by the principal payment of $1.0 million for the Company D & O insurance policy.

Net cash provided by financing activities of $18.0 million during the year ended December 31, 2020, was primarily due to the net proceeds received from an equity financing of $18.5 million, principally offset by principal payments made on convertible promissory notes of $0.5 million.

Off-Balance Sheet Arrangements

As of December 31, 2021, and 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies, Estimates, and Judgments

Our consolidated financial statements are prepared under the United States generally accepted accounting principles (“U.S. GAAP”), which require us to make estimates and assumptions. Specific critical accounting policies affect the more significant accounts, particularly those involving judgments, assessments, and assumptions used to prepare our consolidated financial statements. Our management has determined the development and selection of these critical accounting policies. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain assumptions used in these policies, other parties may choose different assumptions and reach different conclusions. We consider our policies relating to the following matters to be critical accounting policies.

Business Combinations

The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method according to Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity, net of the fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. We have eliminated all intercompany accounts and transactions upon the consolidation of our subsidiaries.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, the useful lives of intangible assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from estimates, and any such differences may be material to our financial statements.

Critical Accounting Policies, Estimates, and Judgments (continued)

Risks and Uncertainties

The Company’s operations will be subject to significant risks and uncertainties, including financial, operational, regulatory, and other risks associated, including the potential risk of business failure. Global events, including global health concerns, like the COVID-19 pandemic, could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including sites of manufacturing facilities of our third-party contract manufacturers. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic and information continues to evolve. The COVID-19 pandemic fluctuations, global supply chain challenges, employment pressures in various industry sectors, and related economic repercussions have created significant uncertainty. Policymakers worldwide have responded with fiscal policy actions to support their industries and economies, but these interventions’ magnitude and overall effectiveness remain uncertain. Although capital markets and economies worldwide improved during the second and third quarters from the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries, which could cause a local or global economic recession. Such economic disruption could have a material adverse effect on our business.

International security issues and adverse developments such as the current political tension between Russia, Ukraine, and potentially western security alliances could adversely affect global trade and economic activity. We monitor developments in Ukraine and the related export controls and financial and economic sanctions imposed on specific industry sectors and parties in Russia by the U.S., the U.K., the European Union, and others. Although we do not presently foresee direct material adverse effects upon our business, financial condition, or results of operations due to developments in Ukraine and the consequent controls and sanctions, these factors may affect companies in many sectors. They could lead to increased market volatility and uncertainty, affecting us in turn.

Segment Reporting

The Company identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision-makers, or decision-making group, in deciding how to allocate resources and assess performance. The Company’s decision-making group is the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as one operating segment with different product offerings. All long-lived assets of the Company reside in the U.S., the U.K., and the Netherlands.

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

Property and Equipment

Property and equipment are presented at cost at the date of acquisition, less depreciation. Depreciation is computed using the straight-line method over estimated useful asset lives, ranging from 1 to 14 years. The costs of the day-to-day servicing of property and equipment and repairs and maintenance are recognized in expenses as incurred.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination under the acquisition method of accounting under ASC 805 “Business Combinations” (see Note 4). Goodwill is not amortized but, per ASC 350, is tested for impairment annually. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Judgment is involved in determining if an indicator of impairment has occurred during the course of a year. When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform step 1 of the two-step goodwill impairment test. If we perform step 1 and the reporting unit’s carrying amount exceeds its fair value, we will perform step 2 to measure such impairment. We have completed our annual impairment test and recorded $9,189,000 in goodwill impairment charges for the year ended December 31, 2021.

Critical Accounting Policies, Estimates, and Judgments (continued)

Intangible Assets

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled $668,000 and $669,000 for the years ended December 31, 2021, and 2020, respectively.

Other intangible assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in IMT, Vislink, and Mobile Viewpoint Corporate B.V., a third-party appraiser, determined the value of these acquired assets for these business combinations. Absent an indication of fair value from a potential buyer or similar specific transactions; we have determined that using the methods employed provided a reasonable estimate in reporting the values assigned.

The Company amortizes intangible asset costs over their useful lives of 3 to 15 years with its net book value reported on the balance sheet. Amortization totaled approximately $257,000 and $330,000 for the years ended December 31, 2021 and 2020, respectively

Revenue Recognition

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

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes under ASC 718 “Compensation-Stock Compensation,” which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model, and the fair value of common stock issued for services is determined based on the Company’s stock price on the issuance date.

The expansion of Topic 718 fell under ASU 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. The measurement date for equity-classified nonemployee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of nonemployee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new ASU aligns the accounting for nonemployee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term to measure the nonemployee share-based payment awards. The new ASU allows entities to make an award-by-award election to use the expected duration (consistent with employee share-based payment awards) or the contractual term for nonemployee awards.

Stock-Option Awards — Time-based and performance-based:

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

Critical Accounting Policies, Estimates, and Judgments (continued)

Restricted Stock Unit Awards (“RSUs”) — Time Based:

Under ASC 718, the exercise price for RSUs is determined using the fair market value of the Company’s common stock on the date of the grant. For an award with graded vesting subject only to a service condition (e.g., time-based vesting), ASC 718-10-35-8 provides an accounting policy choice between either graded vesting attribution or straight-line attribution. The Company elects the graded vesting method, recognizing compensation expense for only the portion of awards expected to vest. Forfeitures of time-based units and awards are recognized as they occur. Stock-based compensation costs are calculated using the closing stock price on the grant date to estimate time-based restricted stock units’ fair value.

Restricted Stock Unit Awards (“RSUs”) — Performance-Based:

The accruals of compensation cost for an award with a performance condition are related to that performance condition’s probable outcome. Under ASC 718, a “performance condition” is the achievement of a specified target that is defined by referring to the employer’s operations or activities, such as an option that vests if the employer’s growth rate increases by a certain amount or there are the attainment of regulatory approval for a product. There is an accrual of compensation cost upon the likely achievement of the performance condition, and there is no accrual if the accomplishment of the performance condition is not probable. The exercise price for RSUs is determined using the fair market value of the Company’s common stock on the date of the grant. Stock-based compensation costs are calculated using the closing stock price on the grant date to estimate performance-based restricted stock units’ fair value.

Impairment of inventory

Under the Company’s strategic initiative plan, management recognized that certain items were not moving due to the diminishing consumer demand and lack of profitability. As part of our product rationalization program, a decision to eliminate specific product lines resulted in recognizing an impairment loss of approximately $-0- million and $3.8 million for the years ending December 31, 2021, and 2020.

Impairment of long-lived assets

Management reviews long-lived assets, including property, plant, equipment, other intangible assets with definite lives, and right-of-use operating lease assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. We conduct the Company’s long-lived asset impairment analyses under ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. The contemplation of measuring an impairment charge occurs if the undiscounted cash flows do not indicate the asset’s carrying amount is recoverable, by which the asset group’s carrying amount exceeds its fair value based on discounted cash flow analysis appraisals. Under Topic 360, consideration is given to asset impairment, for intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if and when events or changes in circumstances indicate. In the performance of the impairment tests, management utilizes a considerable amount of judgment and assumptions.

As part of the Company’s strategic initiative plan, including the consolidation and elimination of specific facilities, it was determined that specific property and equipment were no longer useful, concluding they held no future economic benefit. We abandoned approximately $1.7 million of property and equipment. For the years ended December 31, 2021, and 2020, the Company recognized a loss on property and equipment abandonment of approximately $-0- million and $0.7 million, respectively.

Right-of-use operating lease abandonment

As part of the Company’s consolidating effort, management decided to vacate specific locations and scaled-down square footage usage on another. The economic environment of these locations precluded the action of sub-letting unused sites and determining them abandoned. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease ROU assets for impairment. For the years ending December 31, 2021, and 2020, we recognized a loss on impairment of right-of-use assets of approximately $-0- million and $0.9 million.

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

Critical Accounting Policies, Estimates, and Judgments (continued)

Recently Issued Accounting Pronouncements (Pending final review of newly issued standards to determine applicability by PHC)

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

Not Yet Adopted as of December 31, 2021

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

There is no requirement to include the disclosures required under Item 7A as a smaller reporting company under SEC rules.

Item 8. Financial Statements and Supplementary Data

The Company’s audited financial statements and notes appear in this report beginning on page F-1.

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

Management’s assessment of the Company’s design and operation of disclosure controls began in the second quarter of 2021 and is ongoing. It is mindful to note that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the system’s objectives are met. Also, any control system’s design is based on certain assumptions about the likelihood of future events.

(b) Management’s Report on Internal Control over Financial Reporting

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and·procedures (as defined in Rules 1 3a -15(e) and I5d-15(e) under the Exchange Act) were not effective as of December 31, 2021, due to the previously reported material weakness in our internal control over financial reporting. In the preliminary assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, described as follows:

●	Due to our size and limited resources, we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, (b) conduct a tolerable risk assessment; and

●	Due to our size and limited resources, we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Notwithstanding the identified material weakness as of December 31, 2021, management, including the Certifying Officers, believe that the condensed consolidated financial statements contained in this Annual Report filing fairly present, in all material respect, our financial condition, results of operations, and cash flows for the fiscal period presented in conformity with GAAP.

c) Changes in Internal Controls over Financial Reporting

We have continued our remediation efforts in connection with the identification of material weaknesses, as discussed above. Specifically, we have enhanced the supervisory review of our accounting procedures. As of December 31, 2021, the material weakness discussed above had not been fully remediated. Accordingly, we continue to remediate our controls regarding operating efficiency.

On August 16, 2021, the Company acquired Mobile Viewpoint Corporate B.V. (“MVP”). See Note 3 of “Notes to The Condensed Consolidated Financial Statements.” We are currently integrating MVP into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and, where necessary, making changes in control and procedures related to the MVP business, which we expect to complete within one year after the date of acquisition. Under the SEC’s guidance that an assessment of a recently acquired company may be omitted from the scope of an evaluation in the year of purchase, the scope of our assessment of the effectiveness of our internal controls over financial reporting on December 31, 2021, may exclude MVP to the extent that they are not yet integrated into our internal controls environment.

Item 9A. Controls and Procedures (continued)

d) Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. According to SEC rules, management’s report was not subject to attestation by the Company’s registered public accounting firm that permits us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence (awaiting to see if the Company will include narratives usually in the Proxy filing)

The information required by this Item 13 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2021, and 2020, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, the footnotes thereto, and the report of Marcum LLP, independent registered public accountants, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report, and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contains representations and warranties by the parties to the agreements made solely for the agreement’s benefit. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as specified dates in the agreements and subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description of Exhibit
1.1	Sales Agreement, dated May 5, 2020, by and between Vislink Technologies, Inc. and A.G.P./Alliance Global Partners(1)
3.1(i)	Amended & Restated Certificate of Incorporation (2)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (3)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (4)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (5)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (6)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (7)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (5)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (8)
3.1(i)(h)	Amendment to Certificate of Incorporation filed June 10, 2016 (8)
3.1(i)(i)	Certificate of Designation of Series E Convertible Preferred Stock (9)
3.1(i)(j)	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 11, 2019(10)
3.1(i)(h)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on July 31, 2020(11)
3.1(ii)	Third Amended & Restated Bylaws (12)
4.1	Form of Common Stock Certificate of the Registrant (13)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (14)
4.3	Form of Warrant (15)
4.4	Form of Vislink Promissory Note (16)
4.5	Form of Underwriters’ Warrant for February 2017 Offering (17)
4.6	Form of Warrant for August 2017 Offering (18)
4.7	Form of 6% Senior Secured Convertible Debenture(19)
4.8	Form of Common Stock Purchase Warrant(19)
4.9	Form of Amended and Restated 6% Senior Secured Debenture(20)
4.10	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering(21)
4.11*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	2013 Long Term Incentive Plan (22)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (22)

Exhibit Number	Description of Exhibit
10.3	2015 Employee Stock Purchase Plan (23)
10.4	2015 Incentive Compensation Plan (23)
10.5	2016 Employee Stock Purchase Plan (24)
10.6	2016 Incentive Compensation Plan (24)
10.7	Amendment to 2016 Employee Stock Purchase Plan(25)
10.8	Amendment to 2016 Incentive Compensation Plan(26)
10.9	2017 Incentive Compensation Plan(27)
10.10	Securities Purchase Agreement, dated August 15, 2017, between the Company and the Purchasers thereto (18)**
10.11	Form of Securities Purchase Agreement, dated May 29, 2018, by and among the Company and the purchaser signatories thereto(19)**
10.12	Form of Security Agreement, dated May 29, 2018, by and among the Company and each of the secured parties thereto(19)**
10.13	Form of Subsidiary Guarantee, dated May 29, 2018, by and among the Company, the purchasers under the Securities Purchase Agreement, and each of the Company’s subsidiaries(19)**
10.14	Form of Registration Rights Agreement, dated May 29, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement(19)**
10.15	Form of Voting Agreement, each dated May 29, 2018, between the Company and each purchaser under the Securities Purchase Agreement (19)**
10.16	Employment Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(28)
10.17	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(28)
10.18	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(28)
10.19	Form of Separation Agreement to be executed by the Company and John Payne upon the conclusion of John Payne’s employment(29)
10.20	Employment Agreement by and between the Company and Michael Bond, dated as of February 27, 2020(30)
10.21	Form of Separation Agreement to be executed by the Company and Roger G. Branton upon the conclusion of Roger G. Branton’s employment(30)
10.22	Form of Indemnification Agreement by and between the Company and its officers and directors(31)
10.23	Non-Employee Director Compensation Policy(32)
10.24	Form of Non-Employee Director Restricted Shares Agreement(32)
14.1	Code of Ethics(33)
21.1	Subsidiaries of the Registrant(34)
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith
(1)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 5, 2020.
(2)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(3)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(4)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 20, 2015.
(5)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(6)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(7)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 27, 2016.
(10)	Filed an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2019.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 5, 2020.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2021.
(13)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(14)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(21)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 16, 2019.
(22)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(23)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(24)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(25)	Filed as Appendix D on Definitive Schedule 14A with the SEC on May 22, 2017
(26)	Filed as Appendix E on Definitive Schedule 14A with the SEC on May 22, 2017
(27)	Filed as Appendix F on Definitive Schedule 14A with the SEC on May 22, 2017
(28)	Filed as an Exhibit on Current Report on Form 8-K/A with the SEC on January 24, 2020.
(29)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 27, 2020.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 28, 2020.
(31)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 1, 2020.
(32)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 12, 2020.
(33)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.
(34)	Filed as an Exhibit on Form S-1/A with the SEC on October 30, 2019.

 SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: March 31, 2022	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton Miller	Chief Executive Officer	March 31, 2022
Carleton Miller	(Principal Executive Officer)

/s/ Michael C. Bond	Chief Financial Officer	March 31, 2022
Michael C. Bond	(Principal Financial and Accounting Officer)

/s/ Susan Swenson	Chairman of the Board of Directors	March 31, 2022
Susan Swenson

/s/ Jude T. Panetta	Director	March 31, 2022
Jude T. Panetta

/s/ James T. Conway	Director	March 31, 2022
James T. Conway

/s/ Ralph Faison	Director	March 31, 2022
Ralph Faison

/s/ Brian K. Krolicki	Director	March 31, 2022
Brian K. Krolicki

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

December 31, 2021, and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vislink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vislink Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, change in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Intangible Assets for Business Acquisitions

Description of the Matter

During the year ended December 31, 2021 the Company completed the acquisition of a business for net aggregate consideration of approximately $18.3 million. The transaction was accounted for as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their respective fair values identified, including intangible assets with an aggregate fair value of approximately $13.4 million. The Company, with the assistance of a third party valuation specialist, estimated the fair values of the identified intangible assets using valuation models. Such valuation models require significant assumptions. The significant assumptions used to estimate the fair value of the identified intangible assets included discount rates, attrition rates, economic lives and financial projections. These significant assumptions are forward looking and could be impacted by future economic and market conditions.

How We Addressed the Matter in our Audit

Our audit procedures related to the forecasts of future cash flows and the selection of certain attrition rates, terminal growth rates and discount rates for the identified intangible assets for the acquired entities included the following: (1) We assessed the reasonableness of fiscal year 2022 forecasted cash flows of revenues and operating margins by comparing them to the acquired entity’s actual 2021 cash flows. (2) We assessed the reasonableness of the forecasted revenue growth rates and operating margins over the cash flow forecast period by comparing them to the acquired entities’ actual revenues and operating margins during the most recent historical period, including the Company’s marketing plans. (3) We evaluated the reasonableness of the (a) valuation methodologies; (b) terminal growth rate to industry growth rates; and (c) discount rates, which included testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculations.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

New York, NY

March 31, 2022

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$36,231	$5,190
Accounts receivable, net	9,069	4,525
Inventories, net	11,894	5,986
Prepaid expenses and other current assets	2,470	814
Total current assets	59,664	16,515
Right of use assets, operating leases	1,362	1,077
Property and equipment, net	1,173	1,138
Intangible assets, net	5,921	1,921
Total assets	$68,120	$20,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,075	$4,104
Accrued expenses	3,155	2,340
Notes payable	99	25
Current portion of the PPP loan	—	905
Operating lease obligations, current	560	475
Due to related parties	—	—
Customer deposits and deferred revenue	2,113	975
Derivative liabilities	—	22
Total current liabilities	9,002	8,846
Long-term portion of PPP loan	—	263
Operating lease obligations, net of current portion	1,507	1,545
Deferred tax liabilities	978	—
Total liabilities	11,487	10,654
Commitments and contingencies (See Note 17)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized at December 31, 2021 and 2020; -0- shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, – $0.00001 par value per share, 100,000,000 shares authorized, 45,825,089 and 21,382,290 shares issued and 45,822,430 and 21,379,631 outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	343,746	280,273
Accumulated other comprehensive income	(297)	148
Treasury stock, at cost – 2,659 shares as of December 31, 2021 and 2020, respectively	(277)	(277)
Accumulated deficit	(286,529)	(270,147)
Total stockholders’ equity	56,633	9,997
Total liabilities and stockholders’ equity	$68,120	$20,651

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2021	2020
Revenue, net	$33,882	$22,882
Cost of Revenue and operating expenses
Cost of components and personnel	15,164	13,867
Inventory valuation adjustments	843	415
General and administrative expenses	22,039	17,024
Gain on lease termination	—	(21)
Research and development	3,051	2,698
Loss on the abandonment of property and equipment	—	680
Impairment of inventory	—	3,801
Impairment of right-of-use assets	—	895
Impairment of goodwill	9,189	—
Amortization and depreciation	1,343	1,411
Total cost of revenue and operating expenses	51,629	40,770
Loss from operations	(17,747)	(17,888)
Other income (expenses)
Changes in fair value of derivative liabilities	22	8
Gain on settlement of related party obligations	—	331
Gain on settlement of debt	1,362	90
Other income	—	5
Interest expense, net	(29)	(121)
Total other income (expenses)	1,355	313
Net loss	$(16,392)	$(17,575)

Basic and diluted loss per share	$(0.38)	$(1.19)

Weighted average number of shares outstanding:
Basic and Diluted	43,484	14,811

Comprehensive loss:
Net loss	$(16,392)	$(17,575)
Unrealized loss on currency translation adjustment	(445)	(59)
Comprehensive loss	$(16,837)	$(17,634)

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series D				Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Deficit	Total
Balance, December 31, 2019	—	$—	3,594,548	$—	$261,871	$207	$(277)	$(252,572)	$9,229

Net loss	—	—	—	—	—	—	—	(17,575)	(17,575)

Unrealized loss on currency translation adjustment	—	—	—	—	—	(59)	—	—	(59)

Issuance of common stock in connection with:

Underwriting equity raises, net of offering costs	—	—	8,583,027	—	17,346	—	—	—	17,346

Exercise of common stock warrants	—	—	3,829,885	—	11	—	—	—	11

Exercise of cashless common stock warrants	—	—	5,225,913	—	—	—	—	—	—

Stock issuance commitments	—	—	148,917	—	330	—	—	—	330

Stock-based compensation	—	—	—	—	715	—	—	—	715

Balance, December 31, 2020	—	$—	21,382,290	$—	$280,273	$148	$(277)	$(270,147)	$9,997

Net loss								(16,392)	(16,392)

Unrealized loss on currency translation adjustment	—	—	—	—	—	(445)	—	—	(445)

Issuance of common stock in connection with:

Underwriting equity raises, net of offering costs	—	—	24,348,018	—	59,334	—	—	—	59,334

Exercise of common stock warrants	—	—	3,811	—	2	—	—	—	2

Exercise of cashless common stock warrants	—	—	6,250	—	—	—	—	—	—

Stock issuance commitments	—	—	87,720	—	200	—	—	—	200

Warrants issued in settlement agreement	—	—	—	—	74	—	—	—	74

Stock-based compensation	—	—	—	—	3,863	—	—	—	3,863

Balance, December 31, 2021	—	$—	45,825,089	$—	$343,746	$(297)	$(277)	$(286,539)	$56,633

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2021	2020
Cash flows used in operating activities
Net loss	$(16,392)	$(17,575)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on lease termination	—	(21)
Gain on settlement of related party obligations	—	(331)
Gain on settlement of debt	(1,362)	(90)
Loss on the abandonment of property and equipment	—	680
Stock-based compensation	3,863	715
Stock issuance commitments	200	330
Warrants issued in settlement agreement	74	—
Provision for bad debt	233	794
Recovery of bad debt	(310)	—
Inventory valuation adjustments	843	415
Impairment of inventory	—	3,801
Amortization of right of use assets, operating assets	237	522
Impairment of right-of-use assets	—	895
Impairment of goodwill	9,189	—
Depreciation and amortization	1,343	1,411
Change in fair value of derivative liabilities	(22)	(8)
Changes in assets and liabilities
Accounts receivable	(3,611)	1,539
Inventory	(3,187)	(2,450)
Prepaid expenses and other current assets	96	68
Accounts payable	(2,388)	(2,747)
Accrued expenses and interest expense	231	(315)
Operating lease liabilities	(483)	37
Deferred revenue and customer deposits	867	(1850)
Deferred tax liabilities	978	—
Due to related parties	—	(174)
Net cash used in operating activities	(9,601)	(14,354)
Cash flows used in investing activities
Cash acquired from MVP for acquisition	965	—
Cash used in MVP stock acquisition	(18,311)	—
Cash used for property and equipment	(201)	(258)
Net cash used in investing activities	(17,547)	(258)
Cash flows provided in financing activities
Proceeds received from equity financings	62,914	18,546
Costs incurred in connection with equity financing	(3,580)	(1,200)
Proceeds from the exercise of common stock warrants	2	11
Principal payments in connection with working capital financing note	—	(108)
Principal payments made on D & O notes payable	(1,024)	(419)
Proceeds received from PPP loan	—	1,168
Net cash provided in financing activities	58,312	17,998
Effect of exchange rate changes on cash	(123)	67
Net increase in cash	31,041	3,453
Cash, beginning of the period	5,190	1,737
Cash, end of the period	$36,231	$5,190

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(IN THOUSANDS)

	Years Ended December 31
	2021	2020
Supplemental disclosure of cash payments:
Cash paid during the period for interest	$56	$120

Supplemental disclosure of non-cash information:
Notes payable recognized on D & O Insurance policy (Note 11)	$1,098	$213
Common stock issued in connection with:
Services previously accrued	$200	$330
Warrants issued in settlement agreement	74	—
ROU assets and operating lease obligations recognized (Note 13):
Operating lease assets recognized	$522	$1,102
Less: non-cash changes to operating lease assets amortization
amortization	(237)	(522)
lease termination	—	(904)
impairments	—	(157)
	$285	$(481)

Operating lease liabilities recognized	$531	$1,102
Less: non-cash changes to operating lease liabilities
accretion	(483)	(512)
lease termination	—	(553)
	$48	$37

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Vislink, incorporated in the state of Delaware in 2006, is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

Live Broadcast:

Vislink delivers an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via microwave, satellite, cellular, I.P. (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions that utilize A.I. (Artificial Intelligence) technologies to provide automated coverage of news and sporting events. With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions.

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

Military And Government:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation in mind, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

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

Connected Edge Solutions:

Vislink offers the hardware and software solutions needed to acquire, produce, contribute, and deliver video over all private and public networks with the Mobile Viewpoint acquisition. Connected edge solutions aid the video transport concept of utilizing ubiquitous IP networks and cloud-scale compute across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decode and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:
●	Bonded cellular (3G and 4G)
●	Satellite
●	Fiber
●	Emerging networks, including 5G and Starlink

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred an approximate $17.7 million loss from operations and $9.6 million of cash used in operating activities for the year ended December 31, 2021. The Company had $50.7 million in working capital, $286.5 million in accumulated deficits, and $36.2 million of cash on hand as of December 31, 2021.

During the year ended December 31, 2021, the Company issued 6,163,198 shares of common stock for net proceeds of $12,600,000 under its at-the-market facility with Alliance Global Partners (the “ATM”). As of March 31, 2022, approximately $4,500,000 of capacity remains under the ATM.

On February 8, 2021, the Company completed an underwritten public offering for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share of common stock.

The enduring effect of the COVID-19 pandemic, including the advent of Delta and Omicron variants, plus the uncertainty of possible future variants, may subject the Company to particular challenges of its business, financial condition, results of operations, and cash flows. The unpredictability of the pandemic’s scope, severity, duration, and actions implemented to alleviate its direct and indirect economic effects and containment measures provides no assurances that the pandemic will not have material adverse repercussions on the Company’s operations, liquidity, financial condition, and any residual unfavorable consequences to global economics.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Combinations

The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method according to Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity, net of the fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. We have eliminated all intercompany accounts and transactions upon the consolidation of our subsidiaries.

Segment Reporting

The Company identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision-makers, or decision-making group, in deciding how to allocate resources and assess performance. The Company’s decision-making group is the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as one operating segment with different product offerings. All long-lived assets of the Company reside in the U.S., the U.K., and the Netherlands.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These estimates also affect the reported amounts of revenues and expenses during the reporting periods. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, the useful lives of intangible assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from estimates, and any such differences may be material to our financial statements.

Risks and Uncertainties

The Company’s operations will be subject to significant risks and uncertainties, including financial, operational, regulatory, and other risks associated, including the potential risk of business failure. Global events, including global health concerns, like the COVID-19 pandemic, could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including sites of manufacturing facilities of our third-party contract manufacturers. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the response to the pandemic and information continues to evolve. The COVID-19 pandemic fluctuations, global supply chain challenges, employment pressures in various industry sectors, and related economic repercussions have created significant uncertainty. Policymakers worldwide have responded with fiscal policy actions to support their industries and economies, but these interventions’ magnitude and overall effectiveness remain uncertain. Although capital markets and economies worldwide improved during the second and third quarters from the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries, which could cause a local or global economic recession. Such economic disruption could have a material adverse effect on our business.

International security issues and adverse developments such as the current political tension between Russia, Ukraine, and potentially western security alliances could adversely affect global trade and economic activity. We monitor developments in Ukraine and the related export controls and financial and economic sanctions imposed on specific industry sectors and parties in Russia by the U.S., the U.K., the European Union, and others. Although we do not presently foresee direct material adverse effects upon our business, financial condition, or results of operations due to developments in Ukraine and the consequent controls and sanctions, these factors may affect companies in many sectors. They could lead to increased market volatility and uncertainty, affecting us in turn.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents on hand as of December 31, 2021 and 2020.

Concentrations

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is that the counterparty will default on its contractual obligations, resulting in a company’s financial loss. The Company’s credit risk is primarily attributable to its cash and accounts receivables. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts held within the United States up to $250,000. The Company maintains cash balance accounts at financial institutions in the United Kingdom insured by the Financial Services Compensation Scheme up to £85,000, subject to currency translation rates to the United States dollar. Lastly, the Company maintains cash balance accounts at financial institutions in the Netherlands insured by the “Dutch deposit guarantee scheme” up to €100,000 per person, per bank.

On December 31, 2021, and 2020, the Company had approximately $35.2 million and $3.9 million above insured limits, respectively. The Company has not experienced any losses in its bank accounts during December 31, 2021, and 2020.

Management assesses their credit quality for customers, considering their financial position and historical experience. For the year ended December 31, 2021, the Company recorded sales to two customers of $10,467,000 (31%) and $6,337,000 (19%), over 10% of the Company’s total sales. For the year ended December 31, 2020, no individual customer recorded sales over 10% of the Company’s total consolidated sales. On December 31, 2021, and 2020, the Company recorded accounts receivable of approximately $4,204,000 (46%) and 2,613,000 (39%), respectively, to a single customer over 10% of the Company’s total consolidated accounts receivable.

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

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are recorded at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable completion, disposal, and transportation costs. The Company evaluates inventory balances and either write down obsolete inventory or records a reserve for slow-moving or excess inventory based on net realizable value analysis.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition, less depreciation. Depreciation is computed using the straight-line method over estimated useful asset lives, ranging from 1 to 14 years. The costs of the day-to-day servicing of property and equipment and repairs and maintenance are recognized in expenses as incurred.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination under the acquisition method of accounting under ASC 805 “Business Combinations” (see Note 4). Goodwill is not amortized but, per ASC 350, is tested for impairment annually. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Judgment is involved in determining if an indicator of impairment has occurred during the course of a year. When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform step 1 of the two-step goodwill impairment test. If we perform step 1 and the reporting unit’s carrying amount exceeds its fair value, we will perform step 2 to measure such impairment. We have completed our annual impairment test and recorded $9,189,000 in goodwill impairment charges for the year ended December 31, 2021.

Intangible Assets

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled approximately $668,000 and $671,000 for the years ended December 31, 2021, and 2020, respectively.

Other intangible assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT, Vislink, and MVP. A third-party appraiser determined the value of these acquired assets for these business combinations. Absent an indication of fair value from a potential buyer or similar specific transactions, we have determined that using the methods employed provided a reasonable estimate in reporting the values assigned.

The Company amortizes intangible asset costs over their useful lives of 3 to 15 years with its net book value reported on the balance sheet. Amortization totaled approximately $257,000 and $330,000 for the years ended December 31, 2021 and 2020, respectively

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Warranty Reserve

Although the Company tests its product under its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Required revisions to the estimated warranty liability will occur should actual product failure rates or service costs differ from the Company’s estimates, where applicable, based on limited historical data.

The claims made during the year ended December 31, 2021, and 2020 were ordinary and customary. The warranty reserve is included in accrued expenses on the accompanying consolidated balance sheets and cost of components in the accompanying consolidated statement of operations.

Warranty Reserve
December 31, 2019	$335,000
Warranty reserve expense	8,000
Warranty claims settled and true-up of accrual	(60,000)
December 31, 2020	$283,000
Warranty reserve expense	—
Warranty claims settled and true-up of accrual	(152,000)
December 31, 2021	$131,000

Shipping and Handling Costs

The Company invoices its shipping and handling charges to the customer, and we net these charges against the respective costs within general and administrative expenses. For the years ended December 31, 2021, and 2020, the shipping and handling costs incurred were $581,000 and $432,000, respectively.

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

VISLINK TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Revenue Recognition

We account for the Company’s operating results under ASC Topic 606 adopted on January 1, 2019. It is a comprehensive revenue recognition model that requires recognition when the Company transfers control of the promised goods or services to our customers at an amount that reflects the consideration that we expect to receive. The application of ASC Topic 606 requires us to use more judgment and make more estimates than under previously issued guidance.

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

At contract inception, the Company assesses the goods and services promised in our contracts with customers and identifies a performance obligation for each. To determine the performance obligations, the Company considers all the products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration we expect to receive in exchange for transferring goods and services. The value-added sales taxes and other charges we collect concurrent with revenue-producing activities are excluded from income.

Remaining Performance Obligations:

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

Research and Development Expenses

As the Company performs research, design, and development activities, we charge these costs to research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss. These expenses consist primarily of salary and benefit expenses, including stock-based compensation and payroll taxes for employees and contractors’ costs engaged in research, design, development activities, prototypes, facilities, and travel costs.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes under ASC 718 “Compensation-Stock Compensation,” which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model, and the fair value of common stock issued for services is determined based on the Company’s stock price on the issuance date.

The expansion of Topic 718 fell under ASU 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. The measurement date for equity-classified nonemployee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of nonemployee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new ASU aligns the accounting for nonemployee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term to measure the nonemployee share-based payment awards. The new ASU allows entities to make an award-by-award election to use the expected duration (consistent with employee share-based payment awards) or the contractual term for nonemployee awards.

Stock-Option Awards — Time-based and performance-based:

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

Restricted Stock Unit Awards (“RSUs”) — Time Based:

Under ASC 718, the exercise price for RSUs is determined using the fair market value of the Company’s common stock on the date of the grant. For an award with graded vesting subject only to a service condition (e.g., time-based vesting), ASC 718-10-35-8 provides an accounting policy choice between either graded vesting attribution or straight-line attribution. The Company elects the graded vesting method, recognizing compensation expense for only the portion of awards expected to vest. Forfeitures of time-based units and awards are recognized as they occur. Stock-based compensation costs are calculated using the closing stock price on the grant date to estimate time-based restricted stock units’ fair value.

Restricted Stock Unit Awards (“RSUs”) — Performance-Based:

The accruals of compensation cost for an award with a performance condition are related to that performance condition’s probable outcome. Under ASC 718, a “performance condition” is the achievement of a specified target that is defined by referring to the employer’s operations or activities, such as an option that vests if the employer’s growth rate increases by a certain amount or there are the attainment of regulatory approval for a product. There is an accrual of compensation cost upon the likely achievement of the performance condition, and there is no accrual if the accomplishment of the performance condition is not probable. The exercise price for RSUs is determined using the fair market value of the Company’s common stock on the date of the grant. Stock-based compensation costs are calculated using the closing stock price on the grant date to estimate performance-based restricted stock units’ fair value.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Leases

We determine if an arrangement is a lease at inception. We recognize lease expense for lease payments on a straight-line basis over the lease term. The Company includes operating leases as ROU assets as “Right of use assets, operating leases” in the consolidated balance sheets. For lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion” in the consolidated balance sheets. We recognize Operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments for all leases with a term longer than 12 months. There is no separation of lease and non-lease components for all our real estate contracts.

The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we determined our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842. There were no capital leases, which are now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of December 31, 2021.

Impairment and Abandonment

Impairment of inventory:

Under the Company’s strategic initiative plan, management recognized that certain items were not moving due to the diminishing consumer demand and lack of profitability. As part of our product rationalization program, a decision to eliminate specific product lines resulted in recognizing an impairment loss of approximately $-0- million and $3.8 million for the years ending December 31, 2021, and 2020.

Impairment of long-lived assets:

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

The contemplation of measuring an impairment charge occurs if the undiscounted cash flows do not indicate the asset’s carrying amount is recoverable, by which the asset group’s carrying amount exceeds its fair value based on discounted cash flow analysis appraisals. Under Topic 360, consideration is given to asset impairment, for intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if and when events or changes in circumstances indicate. In the performance of the impairment tests, management utilizes a considerable amount of judgment and assumptions.

As part of the Company’s strategic initiative plan, including the consolidation and elimination of specific facilities, it was determined that specific property and equipment were no longer useful, concluding they held no future economic benefit. For the years ended December 31, 2021, and 2020, the Company recognized a loss on property and equipment abandonment of approximately $-0- million and $0.7 million, respectively.

Right-of-use operating lease abandonment:

As part of the Company’s consolidating effort, management decided to vacate specific locations and scaled-down square footage usage on another. The economic environment of these locations precluded the action of sub-letting unused sites and determining them abandoned. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease ROU assets for impairment. For the years ending December 31, 2021, and 2020, we recognized a loss on impairment of right-of-use assets of approximately $-0- million and $0.9 million.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Income Taxes

Under ASC 740, as part of our consolidated financial statements, it is required to estimate our income tax provision (benefit) in each jurisdiction in which we operate. The Company uses the asset and liability method of accounting for income taxes. The recognition of deferred income tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases fall under this method. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled. The recognition of the effect on deferred tax assets and liabilities of a change in tax rates in income is in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which management cannot conclude that it is more likely than not that such deferred tax assets will be realized. The Company will file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company recognizes the impact of an uncertain tax position in its financial statements if, in management’s judgment, it is more likely than not sustainable upon audit based upon the position’s technical merits. It involves identifying potential uncertain tax positions, evaluating applicable tax laws, and assessing whether the liability for uncertain tax positions is necessary. The Company’s policy is to classify assessments, if any, for tax-related interest expense and penalties as general and administrative expenses.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to approximately $139,000 and $114,000 for the years ended December 31, 2021, and 2020, respectively. The Company includes advertising costs in general and administrative expenses in the accompanying consolidated statement of operations.

Sales Tax and Value Added Taxes

The Company accounts for sales taxes and value-added taxes imposed on its goods and services on a net basis.

Loss Per Share

The Company reports loss per share under ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. The basic loss per share calculation divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without considering common stock equivalents. The diluted loss per share calculation is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	For the Years Ended
	December 31,
	2021	2020
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	1,553	56
Warrants	9,210	178
	10,763	234

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Foreign Currency and Other Comprehensive (Loss) Gain

We have two foreign subsidiaries, one in the United Kingdom and the other in the Netherlands, and their functional currencies are British Pounds and Euros, respectively. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using an average exchange rate during the period. We included gains or losses resulting from such translation as a separate component of accumulated other comprehensive (loss) income. We record gains or losses resulting from foreign currency transactions in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered a long-term investment accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our operations’ results based on the difference between the foreign exchange rates on the transaction date and the reporting date. The foreign currency exchange gains and losses are included as a component of general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the Years Ended
	December 31,
	2021	2020
Net foreign exchange transactions:
Losses	$100,000	$27,000
Accumulated comprehensive income:
Unrealized losses on currency translation adjustment	$445,000	$59,000

The exchange rates adopted for the foreign exchange transactions are exchange rates, as quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. The Company translated amounts from British Pounds into United States Dollars and Euros to British Pounds at the following exchange rates for the respective periods:

●	As of December 31, 2021 – £1.351043 to $1.00; €0.839362 to £1.00
●	The average exchange rate for the year ended December 31, 2021 – £1.375369 to $1.00; €0.850858 to £1.00
●	As of December 31, 2020 – British Pounds $1.364900 to US$ 1.00
●	The average rate for the year ended December 31, 2020 – British Pounds $1.28336 to the US $1.00

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Fair Value of Financial Instruments and Fair Value Measurements

The authoritative guidance for fair value measurements falls under topic ASC 820, “Fair Value Measurements and Disclosures,” requiring disclosing financial instruments’ fair value to the extent practicable for financial instruments recognized or unrecognized in the consolidated balance sheet. The fair value of the financial instruments disclosed herein does not necessarily represent the potential amount realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes observable inputs and minimizes unobservable inputs by requiring the use of the most observable inputs when available. Observable inputs consist of items that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. Below is the description of the hierarchy. These tiers include:

●	Level 1 is defined as observable inputs such as quoted prices in active markets.
●	Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3 is defined as unobservable inputs in which little or no market data exists, requiring an entity to develop its assumptions.

As of December 31, 2021, the Company had no fair valued assets or liabilities classified under Level 1 or Level 2.

Our financial instruments include cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and short-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, and accrued expenses are generally considered representative of their respective fair values because of the short-term nature of those instruments.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Effective January 1, 2020, the Company adopted the provisions of ASU 2018-13. The adoption did not have a material impact on the Company’s consolidated financial statements or related financial statement disclosures.

The Company did not record assets and liabilities subject to the fair value hierarchy provisions as of December 31, 2021.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis on December 31, 2020, consistent with the fair value hierarchy provisions. The asset impairment is a non-recurring level 3 measurement.

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets (non-recurring):
Impaired inventory	$—	$—	$3,800,000	$3,800,000
Abandonment of property and equipment			1,700,000	1,700,000
Abandonment of right-of-use operating leases			1,100,000	1,100,000
	$—	$—	$6,600,000	$6,600,000

Liabilities:
Derivative liability	$—	$—	$22,000	$22,000
	$—	$—	$22,000	$22,000

See Note 14 for additional disclosure regarding the Company’s warrants liabilities accounted for at fair value.

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

Not Yet Adopted as of December 31, 2021

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

NOTE 4 – ACQUISITION OF MOBILE VIEWPOINT CORPORATE B.V.

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

The Company accounts for the acquisition under the acquisition method under ASC 805 “Business Combinations,” and we elected not to apply pushdown accounting upon the purchase of MVP. Therefore, we chose to recognize the preliminary historical basis of MVP’s acquired assets and liabilities. We identity any excess of the consideration paid in excess of the net assets acquired in the table below. In addition, we recorded approximately $1.6 million of preliminary acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) not included as a component of consideration transferred but are required to be expensed as incurred and included in our consolidated statement of operations. Future transaction costs are indeterminable as the Company progresses to the finalization of the Transaction.

The Company received a final valuation report from our third-party appraiser regarding allocating the consideration paid in excess of the net assets acquired. Additionally, the Company received an updated list of certain assets and liabilities acquired on August 16, 2021. Under ASC 805, we recorded measurement period adjustments under the previously mentioned revisions.

The following table summarizes the allocation of the historical value of the assets and liabilities as of the acquisition date, allocation of the consideration paid in excess of net assets acquired, relative useful lives, and amortization method of the listed intangible assets.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION OF MOBILE VIEWPOINT CORPORATE B.V. (continued)

	As Initially Reported	Measurement Period Adjustments	As Adjusted

Fair value of consideration transferred:
Cash	$18,311,000	$—	$18,311,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$965,000	$—	$965,000
Accounts receivable, net	911,000	—	911,000
Inventories, net	2,534,000	1,231,000	3,765,000
Prepaid expense and other assets	625,000	—	625,000
Property and equipment, net	149,000	(112,000)	37,000
Accounts payable	(507,000)	—	(507,000)
Accrued expenses	(551,000)	—	(551,000)
Customer deposits and deferred revenue	(293,000)	—	(293,000)
Deferred tax liabilities		978,000	978,000
Total identifiable net assets	$3,833,000	$2,097,000	$5,930,000
Consideration paid	$18,311,000	$—	$18,311,000
Total identifiable assets acquired	3,833,000	2,097,000	5,930,000
Excess of consideration paid over net assets acquired	$14,478,000	$(2,097,000)	$12,381,000
Preliminary allocation of the consideration paid in excess of the net assets acquired:
Trade name	$730,000	$70,688	$800,688
Proprietary technology	1,850,000	282,749	2,132,749
Customer relationship	3,723,000	(1,508,003)	2,214,997
Goodwill	8,175,000	1,013,566	9,188,566
Total intangible assets acquired	$14,478,000	$4,053,000	$14,337,000

As a result of the updated purchase price allocations for the MVP acquisition on August 16, 2021, specific fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from our external valuation specialists’ updated valuation reports and appraisals and revisions to internal account classifications. The changes from the final valuation report included an increase of $1.23 million of inventory, $0.07 million in the trade name, $.028 million in proprietary technology, $0.04 million in goodwill, offset by a reduction of $1.51 million in customer relationships. The revision in internal account classification resulted in a decrease of $0.11 million in prepaid expense and other current assets with a reciprocal increase of $0.11 million in inventory.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION OF MOBILE VIEWPOINT CORPORATE B.V. (continued)

The following presents the unaudited Pro-forma combined results of operations of Vislink with MVP as if the combination of the entities occurred on January 1, 2020.

	For the Years Ended
	December 31,
	2021	2020
Revenues, net	$36,843	$29,282
Net income (loss) allocable to common stockholders	$(16,173)	$(17,575)
Net income (loss) per share	$(0.37)	$(1.15)
Weighted average number of shares outstanding	43,484	14,811

The unaudited Pro-forma results of operations are presented for information purposes only. The unaudited Pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

The revenue and earnings of MVP since the acquisition date included in the consolidated statements of operations and comprehensive loss amount to approximately $2.3 million.

NOTE 5 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2021	December 31, 2020
Accounts receivable	$10,327,000	$6,061,000
Allowance for doubtful accounts	(1,258,000)	(1,536,000)
Net accounts receivable	$9,069,000	$4,525,000

During the years ended December 31, 2021, and 2020, the Company incurred bad debt expenses of $247,000 and $794,000, respectively. Additionally, for the years ended December 31, 2021, and 2020, the Company experienced bad debt recoveries of $324,000 and $-0-, respectively.

NOTE 6 — INVENTORIES

Inventories included in the accompanying consolidated balance sheet are stated at the lower of cost or market as summarized below:

	December 31, 2021	December 31, 2020
Raw materials	$11,308,000	$8,053,000
Work-in-process	2,105,000	1,542,000
Finished goods	5,011,000	4,511,000
Sub-total inventories	18,424,000	14,106,000
Less reserve for slow-moving and excess inventory	(6,530,000)	(8,120,000)
Total inventories, net	$11,894,000	$5,986,000

Inventory valuation adjustments consist primarily of written-off items due to obsolescence or reserved for slow-moving or excess inventory. The Company recorded inventory valuation adjustments of $843,000 and $415,000 as of December 31, 2021, and 2020. Additionally, under the Company’s product rationalization program, management eliminated specific product lines impairing $-0- and $3,800,000 of inventory as of December 31, 2021, and 2020, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,
	(Years)	2021	2020
Cost:
Furniture and fixtures	1 – 10	$282,000	$277,000
Leasehold improvements (a)	1 - 14	439,000	272,000
Computers, software, and equipment	1 - 11	2,813,000	2,684,000
		3,534,000	3,234,000
Accumulated depreciation		(2,361,000)	(2095,000)
Property and equipment, net		$1,173,000	$1,138,000

Depreciation of property and equipment amounted to $195,000 and $410,000 for the years ended December 31, 2021, and 2020, respectively.

As part of the Company’s strategic initiative plan, we concluded that the future economic benefit of specific property and equipment for the Company’s operations no longer holds value and abandoned approximately $1,031,000 of property and equipment. We recorded a loss on the abandonment of approximately $681,000 for the year ended December 31, 2020.

(a) The shorter of economic life or remaining lease term.

NOTE 8 — GOODWILL

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible, and intangible assets acquired and liabilities assumed in a business combination (see Note 4). Under ASC 350, the Company chose the option first to assess qualitative factors to determine whether it is necessary to perform the first step of the two-step goodwill impairment test. The Company assessed qualitative factors to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. In other words, it was not required to calculate the fair value of a reporting unit. As part of the MVP acquisition on August 16, 2021, we engaged a valuation analyst to estimate the fair value of specific assets acquired by performing appropriate valuations procedures. The valuation analyst expressed the results of the valuation engagement in a report in the late fourth quarter of 2021. As a result of the acquisition, the report concluded that the amount paid in excess of the net asset acquired relates to finite intangible assets with a remaining amount allocated to goodwill.

Under ASC 350, “Goodwill and other,” we completed our annual goodwill impairment test as of December 31, 2021, we elected to perform a quantitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date. Our assessment recognized a decline in our market capitalization due to unfavorable changes in the market and the rise in inflation as “triggering event” conditions increasing the risk of impairment.

Based on the quantitative assessment, we concluded that the carrying amount of our reporting unit exceeded the fair value. As a result, we recorded $9,189,000 in goodwill impairment charges recorded on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

The following table illustrates goodwill for the years ended December 31, 2021, and 2020:

	12/31/21	12/31/20
Beginning balance	$—	$—
Additions	8,211,000	—
Deferred tax liabilties associated with MVP acquistion	978,000	—
Impairments	(9,189,000)	—
Ending balance	$-0-	$—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INTANGIBLE ASSETS

The following table illustrates finite intangible assets as of December 31, 2021, and 2020:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net
Balance, December 31, 2019	$—	$—	$12,378,000	$(10,504,000)	$1,450,000	$(690,000)	$2,880,000	$(2,592,000)	$2,922,000
Amortization	—	—	—	(671,000)	—	(224,000)	—	(106,000)	(1,001,000)
Balance, December 31, 2020	$—	$—	$12,378,000	$(11,175,000)	$1,450,000	$(914,000)	$2,880,000	$(2,698,000)	$1,921,000
Additions	2,132,000	—	—	—	801,000	—	2,215,000	—	5,148,000
Amortization	—	(223,000)	—	(668,000)	—	(138,000)	—	(119,000)	(1,148,000)
Balance, December 31, 2021	$2,132,000	$(223,000)	$12,378,000	$(11,843,000)	$2,251,000	$(1,052,000)	$5,095,000	$(2,817,000)	$5,921,000

Proprietary Technology:

The Company amortizes proprietary technology over their useful lives of 3 to 5 years. The proprietary technology consists of wireless multiplex transmitters, and artificial intelligence developed and used by MVP internally to produce and sell products or services to the end-user or customer.

Patents and Licenses:

The Company amortizes filed patents and licenses over their useful lives, ranging between 19.8 to 20 years. The amortization of the costs incurred by processing provisional patents and pending applications begins after determining that it is successfully reviewed and filed.

Trade Name and Technology:

The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years. The prior acquisition of the Company’s subsidiaries, IMT and Vislink, created these intangible assets of trade names, technology, and customer lists, in addition to the August 16, 2021, acquisition of MVP.

The Company has recognized net capitalized intangible costs as follows:

	December 31,	December 31,
	2021	2020
Proprietary Technology	$1,910,000	$—
Patents and Licenses	535,000	1,203,000
Trade Names and Technology	1,198,000	536,000
Customer Relationships	2,278,000	182,000
	$5,921,000	$1,921,000

The Company has recognized the amortization of intangible assets as follows:

	For the Years Ended
	December 31,
	2021	2020
Proprietary Technology	$223,000	$—
Patents and Licenses	668,000	671,000
Trade Names and Technology	138,000	224,000
Customer Relationships	119,000	106,000
	$1,148,000	$1,001,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INTANGIBLE ASSETS (continued)

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 5.3 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending December 31,
2022	$1,193,000
2023	656,000
2024	656,000
2025	656,000
2026	567,000
Thereafter	2,193,000
$$5,921,000

NOTE 10 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Compensation	$2,069,000	$512,000
Commissions	29,000	224,000
Warranty	130,000	284,000
Rent	185,000	—
Accrued expenses other	687,000	1,255,000
Deferred Equity	55,000	65,000
	$3,155,000	$2,340,000

NOTE 11 — NOTES PAYABLE

The table below represents the Company’s notes payable as of December 31, 2021, and 2020

	Principal
	12/31/21	12/31/20
On April 13, 2020, the Company entered into a D & O insurance policy agreement for a $250,000 premium, less a down payment of approximately $38,000, financing the remaining balance of approximately $230,000. The loan’s terms were nine months at a 5.95% annual interest rate and a monthly principal and interest payment of approximately $25,000. In February 2021, the Company made a final principal payment of approximately $25,000. For the years ended December 31, 2021, and 2020, the Company recorded interest expense of approximately $600 and $4,700, respectively.	$—	$25,000

On April 5, 2021, the Company renewed its D & O insurance policy and increased the premium to approximately $1,098,000, less a down payment of $225,000, financing the remaining balance of approximately $872,000. The loan’s terms are nine months at a 5.25% annual interest rate and a monthly principal and interest payment of approximately $99,000. For the years ended December 31, 2021, and 2020, the Company recorded interest expense of approximately $19,000 and $-0-, respectively.	99,000	-0-
	$99,000	$25,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – PAYROLL PROTECTION PROGRAM LOAN

On April 10, 2020, the Company received $1,168,000 in loan proceeds after entering into a promissory note, on April 5, 2020, with Texas Security Bank, according to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan bears an interest rate of 1.0% per annum and matures on April 5, 2022. Additionally, monthly principal and interest payments beginning November 5, 2020, are delayed until the establishment of the loan forgiveness status. The Company filed the required documentation by the deadline of July 22, 2021, and on July 26, 2021, we received a letter from Texas Security Bank forgiving the loan in full.

Management accounted for the governmental grant under Topic ASC 470. The Company has recognized a liability for the total amount of the proceeds received. The $1,168,000 forgiven fell under ASC 405-20 and was treated as a gain on settlement of debt in the statement of operations (See Note 22). The PPP proceeds are cash inflows from financing activities on the statement of cash flows. Any amounts forgiven are a non-cash financing activity. As of December 31, 2021, the Company is no longer in debt under the program.

NOTE 13 — LEASES

The Company’s leasing arrangements include office space, deployment sites, and storage warehouses, both domestically and internationally. The operating leases contain various terms and provisions, with six months to 3.6 years remaining. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. We recognize rent expense for these types of contracts on a straight-line basis over the minimum lease term.

On December 31, 2021, the Company recorded approximately $1.36 million of ROU assets net of $1.03 million of accumulated amortization on the balance sheet. Additionally, the Company recorded relatively $2.07 million of operating lease liabilities, of which $0.56 million is current, and $1.51 million is non-current as reported on the balance sheet. The weighted-average remaining term for lease contracts was 3.8 years on December 31, 2021, with maturity dates from September 2022 to January 2027. The weighted-average discount rate was 9.3% on December 31, 2021.

Adjustments for straight-line rental expense for the respective periods was not material. The majority of costs recognized are reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs, taxes, and variable service charges on leased properties were immaterial. Besides, we have the right to renew individual leases for various renewal terms, but no obligation.

The following represents lease activity for the year ending December 31, 2021:

Lutton, UK

On February 1, 2021, the Company entered into a one-year lease for 600 square feet of administrative office space in Lutton, UK, commencing on February 1, 2021, and terminating on January 31, 2022, for £1,674 or approximately $2,290 monthly.

Dubai, UAE

On May 24, 2021, the Company renewed its lease for office space commencing on July 3, 2021, and terminating on July 2, 2022, for 976 square feet of administrative office space in Dubai Studio City, UAE, for AED 5,995 or approximately $1,620 monthly.

Mount Olive, NJ

On November 1, 2021, the Company entered into a lease agreement with a non-affiliated third party (the “Landlord”) to rent approximately 7,979 square feet of commercial space for general business offices, light manufacturing, operating of a testing laboratory, assembly, and inventory storage in Mount Olive, NJ. The lease commencement date is November 1, 2021, and the expiration date is January 31, 2027. The initial monthly obligation is $10,869 with annual increases of the monthly rent of 3.0% per year until the lease expiration date. The Company is relocating its corporate facilities from Hackettstown, NJ, to Mount Olive, NJ, with the projected completion date by March 2022, as part of the strategic initiative plan implemented in early 2020. The Company recognized approximately $522,000 of Right of Use Assets and Operating lease obligations, respectively, for the new lease under ASC Topic 842.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES (continued)

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

On January 24, 2020, the Company negotiated a new lease agreement with the landlord at our Billerica location, decreasing the required square footage to be 8,204 from 39,327 square feet or approximately 79%. The new lease agreement’s effective date is March 24, 2020, with a reduced monthly obligation expiring on December 31, 2026. The new lease resulted in approximately $15,300 (62%) in savings per month. The Company recognized approximately $546,000 of Right of Use Assets and Operating lease obligations, respectively, for the new lease under ASC Topic 842.

Hackettstown, New Jersey

On April 28, 2020, the Company negotiated two new leases for office and storage space, which expired on April 29, 2020. We negotiated the previous multi-year lease agreement to a one-year term with the new lease agreement’s effective date stated as May 1, 2020, expiring on April 30, 2021.

Singapore

On July 3, 2020, the Company negotiated a new lease agreement with the landlord, maintaining 950 square feet. The new lease agreement’s effective date is August 10, 2020, with a reduced monthly obligation expiring on August 9, 2023. The new lease resulted in approximately $400 (14%) savings per month. The Company recognized approximately $82,000 of Right of Use Assets and Operating lease obligations, respectively, for the new lease under ASC Topic 842.

Hemel, U.K.

Under the original lease agreement dated April 28, 2017, a “break clause” signifying a “break date” of October 28, 2020, sighted the following: the Company may terminate this lease on the “break date” by giving the landlord such notice within six months of the “break date.” At the lease’s commencement, it was not reasonably sure if the Company would exercise its right by the break clause’s date. These measures upheld the determination of the lease’s noncancellable period upon adopting ASC 842 on January 1, 2019. The remaining lease term of 22 months helped calculate the remaining lease payments’ net present value assigned to the right-of-use asset and operating lease liability upon the adoption date.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES (continued)

Abandonment of right-of-use operating lease assets

No right-of-use operating lease assets were abandoned for the year ended December 31, 2021. For the year ended December 31, 2021, the Company experienced the following:

Under the Company’s strategic initiative plan, management evaluated specific locations’ financial feasibility in sync with our workforce requirements. We decided to consolidate sites, vacate others, and reduce square footage usage. The following highlights the outcome of our assessments:

●	The Company vacated the former corporate headquarters in Sarasota, FL, during the fiscal year 2020. The corporate headquarters location is in Hackettstown, New Jersey.

●	The Company elected to evacuate our Hemel, UK establishment in the fourth quarter of the fiscal year 2020. Management tasked movement of remaining personnel and inventory to our Waterside House, UK locale.

●	The Company chose to close its location in Anaheim, CA, in the fourth quarter of the fiscal year 2020, halting operations completely, parting with its workforce, and vacating the premises.

●	During the fourth quarter of 2020, the Company downsized its square footage capacity to 2,000 square feet from 8,204 square feet at the Billerica, MA property. Additionally, management set in motion a partial workforce reduction as part of its product line re-positioning.

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

The following table illustrates approximate specific operating lease data for years ended December 31, 2021, and 2020:

	For the Years Ended
	December 31,
	2021	2020
Lease cost:
Operating lease cost	$472,000	$687,000
Short-term lease cost	417,000	476,000
Variable lease cost	—	—
Sublease income	—	(97,000)
Total lease cost	$889,000	$1,066,000
Cash paid for amounts in lease liabilities:
Operating cash flows from operating leases	$635,000	$774,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,102,000
Weighted-average remaining lease term—operating leases	3.8 years	4.2 years
Weighted-average discount rate—operating leases	9.3%	9.1%

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES (continued)

Maturities of our operating lease liabilities were as follows as of December 31, 2021:

Amount
2022	$724,000
2023	657,000
2024	507,000
2025	312,000
2026	250,000
Thereafter	12,000
Total undiscounted operating lease payments	2,462,000
Less: amount representing an imputed interest	395,000
Total present value of operating lease liabilities	2,067,000
Less: Current operating lease liabilities	559,000
Non-current operating lease liabilities	$$1,508,000

The table below lists the location and lease expiration date from 2022 through 2027:

Location	Square Footage	Lease-End Date	Approximate Future Payments
Colchester, U.K. – Waterside House	16,000	Mar 2025	$878,000
Singapore	950	July 2023	50,000
Sarasota, FL	1,205	Sep 2022	26,000
Billerica, MA	2,000	Dec 2026	513,000
Hemel, UK	12,870	Oct 2023	322,000
Mount Olive, NJ	7,979	Jan 2027	673,000

NOTE 14 — RELATED PARTY TRANSACTIONS

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

MBMG will no longer provide strategic planning and financial structuring services or technical consulting services, review patent applications, or consulting services concerning specific legal matters. Lastly, the Company negotiated the final settlement of a remaining balance due to MBMG of nearly $561,000, remitting approximately $230,000, recognizing a gain on settlement of related party obligations in the amount of $331,000.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS (continued)

The following table represents a summary of related party transactions year ended December 31, 2021, and 2020:

	For the years ended
	December 31,
	2021	2020
Consulting fees incurred, recurring	$—		$200,000
Consulting fees incurred, non-recurring	$—		$120,000
Amounts repaid to MBMG in cash	$—	$	*825,000

*	includes a final settlement in the amount of $230,000

The Company recorded fees incurred in general and administrative expenses on the accompanying Consolidated Statements of Operations and included such payments due to related parties on the Consolidated Balance Sheet. The balance outstanding to MBMG on December 31, 2021, and 2020 were $-0- each, respectively.

NOTE 15 — DERIVATIVE LIABILITIES

Under the guidance of ASC 815, Accounting for Derivative Instruments and Hedging Activities, the Company, identified common stock warrants in various offerings containing a net cash settlement provision whereby, upon certain fundamental events, the holders could put these warrants back to the Company for cash. We identified and classified the following transactions as derivative liabilities: warrants issued with the May 2016 financing, the July 2016 financing, the August 2017 underwritten offering, and the May 2018 Financing.

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

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock for the years ended on December 31, 2021, and 2020:

	December 31,
	2021	2020
Number of shares underlying the warrants	66,341	75,855
The fair market value of stock	$1.18	$1.32
Exercise price	$60.00 to $ 150.00	$0.906 to $ 827.78
Volatility	96.90% to 101.00%	70% to 179%
Risk-free interest rate	0.19% to 0.39%	0.09% to 0.19%
Expected dividend yield	—	—
Warrant life (years)	0.6 to 1.4	0.4 to 2.4

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — DERIVATIVE LIABILITIES (continued)

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant in measuring the liabilities’ fair value. The company’s accounting and finance department’s responsibility is to develop and determine the unobservable inputs for Level 3 fair value measurements and fair value calculations. The Chief Financial Officer approves them.

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Years Ended
	December 31,
	2021	2020
Beginning balance	$22,000	$30,000
Change in fair value of derivative liabilities	(22,000)	(8,000)
Ending balance	$—	$22,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY

Preferred Stock

In March 2013, the issuance of 10.0 million shares of “Blank Check” preferred stock with a par value of $0.00001 per share received approval from the majority of stockholders.

The following shares were designated as authorized:

●	Three million shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) on December 31, 2014.
●	Three million shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) on February 11, 2015.
●	Three million shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) on February 24, 2015.

On February 5, 2016, the Company terminated the Series A Preferred Stock and Series C Preferred Stock and increased the number of designated shares of Series B Preferred Stock to 5,000,000. The following shares were designated as authorized: Five million shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) on April 25, 2016. On December 6, 2016, the Company terminated the Series B Preferred Stock. The following shares were designated as authorized: Five thousand shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) on December 21, 2016.

Series D Convertible Preferred Stock

Stated Value

The Series D Preferred Stock’s stated value is $1.00 per share.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY (continued)

Preferred Stock (continued)

Series E Convertible Preferred Stock

The company’s board of directors has designated up to 5,000 shares of the 10,000,000 authorized shares of preferred stock as Series E Preferred Stock. When issued, Series E Preferred Stock shares will be validly issued, fully paid, and non-assessable. Each Series E Preferred Stock share will have a stated value of $1,000 per share. In connection with the December 2016 financing, the Company issued 2,400 shares of Series E Preferred Stock, immediately converting into 1,200,000 shares of common stock after closing.

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

Liquidation Preference

In the event of the Company’s liquidation, dissolution, or winding-up, holders of Series E Preferred Stock will be entitled to receive an amount equal to the stated value per share before any distribution shall be made to the holders of any junior securities, and then will be entitled to receive the same amount that a holder of common stock would receive if the Series E Preferred Stock were fully converted into shares of common stock at the conversion price (disregarding for such purposes any conversion limitations) which shall be paid pari-passu with all holders of common stock.

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

Dividends

Shareholders of Series E Preferred Stock are not entitled to receive any dividends unless and until declared explicitly by the Company’s board of directors. On an as-if-converted-to-common stock basis, the Series E Preferred Stockholders will participate in any dividends to the holders of common stock.

Redemption

The Company is not obligated to redeem or repurchase any Series E Preferred Stock shares. Series E Preferred Stock shares are not otherwise entitled to any redemption rights, mandatory sinking fund, or analogous fund provisions.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY (continued)

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock, $0.00001 par value per share. As of December 31, 2021, and 2020, the Company had 45,825,089 and 21,382,290 shares issued, 45,822,430 and 21,379,631 outstanding, respectively. On July 31, 2020, the Board of Directors approved a 1-for-6 reverse stock split. Upon the reverse stock split’s effectiveness, every six shares of an outstanding common stock decreased to one share of common stock. We have retroactively applied the reverse split throughout this quarterly report to all periods presented.

Unless otherwise noted, impacted amounts and share information included in the financial statements and notes to it, and elsewhere in this Form 10-K have been retroactively adjusted for the reverse stock split as if such reverse stock split occurred on the first day of the first period presented. The Company executed proportional adjustments to outstanding warrants’ exercise prices, stock options, and the number of shares issued and issuable under the Company’s Stock Incentive Plans. Specific amounts in the financial statements, the notes to it, and elsewhere in this Form 10-K may be slightly different from those reported due to rounding fractional shares due to the reverse stock split.

Common Stock Issuances

For the year ending December 31, 2021

February 2021 Financing

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

Other Stockholders’ Equity Transactions

During the year ended December 31, 2021, the Company:

●	Issued 6,163,198 shares of common stock and received gross proceeds of approximately $13,000,000, less offering costs of $400,000 for net proceeds of $12,600,000 under the Company’s shelf registration filed on May 5, 2020.

●	Issued 3,811 shares of common stock upon warrant holders exercising 3,811 common stock warrants, receiving approximately $3,500 in net proceeds.

●	Issued 6,250 shares of common stock upon warrant holders exercising 6,250 cashless public common stock warrants.

●	Issued 30,000 three-year common stock warrants with an exercise price of $3.41 per share exercisable for one share each of common stock in satisfaction of a settlement agreement. We computed the value of approximately $74,000 under the Cox Rubenstein binomial lattice valuation model method. The Company used the following assumptions in connection with the warrants’ valuation: fair market value of stock $3.05, the exercise price of $3.41, volatility of 153.96%, risk-free interest rate of 0.08%, expected dividend yield of -0-, and the warrant life of 3 years.

●	Issued 87,720 shares of common stock to specific board members under a commitment agreement valued at $200,000. The determination of the value of the common stock occurred on the original date of the agreement.

●	Recognized approximately $3,860,000 of stock-based compensation costs associated with outstanding stock options and restricted stock units recorded in general and administrative expenses with the offset to additional paid-in capital.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY (continued)

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

Other Stockholders’ Equity Transactions

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

The Company granted 9,120,910 common stock warrants, warrant holders exercised 10,063 of their warrants, and 123,396 warrants expired during the year ended December 31, 2021. As of December 31, 2021, these outstanding warrants contained no intrinsic value. The weighted average exercise price of warrants outstanding on December 31, 2021, is $4.10, with a weighted average remaining contractual life of 4.08 years.

summary of the status of the Company’s performance-based stock options for Mr. Miller on September 30, 2020, is as follows:

The following tables sets forth common stock purchase warrants outstanding as of December 31, 2021:

	Number of Options (in shares)	Weighted Average Exercise Price
Outstanding, December 31, 2020	222,360	$89.60
Warrants granted	9,120,910	$3.30
Warrants exercised	(10,063)	$(1.20)
Warrants canceled/expired	(123,396)	$(98.30)
Outstanding, December 31, 2021	9,209,811	$4.10
Exercisable, December 31, 2021	9,209,811	$4.10

	Common stock issuable upon exercise of warrants outstanding			Common stock issuable upon warrants exercisable
Range of Exercise Prices	Warrants Outstanding (in shares)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Exercisable (in shares)	Weighted Average Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price
$3.25	9,090,910	4.11 yrs	$3.250	9,090,910	4.11 yrs	$3.250
$3.41	30,000	2.18 yrs	$3.410	30,000	2.18 yrs	$3.410
$30.000	683	2.54 yrs	$30.000	683	2.54 yrs	$30.000
$60.000	53,333	1.41 yrs	$60.000	53,333	1.41 yrs	$60.000
$120.000	21,877	0.12 yrs	$120.000	21,877	0.12 yrs	$120.000
$150.000	13,008	0.63 yrs	$150.000	13,008	0.63 yrs	$150.000
	9,209,811	4.08 yrs	$4.10	222,360	4.08 yrs	$4.10

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — STOCK-BASED COMPENSATION

Equity Incentive Plans:

The Company’s stock option plans provide options to purchase shares of common stock to officers, directors, other key employees, and consultants. The purchase price may be paid in cash or “net settled” in shares of the Company’s common stock. In a net settlement of an option, the Company does not require payment of the exercise price from the holder but reduces the number of shares of common stock issued upon the exercise of the stock option by the smallest amount of whole shares that have an aggregate fair market value equal to or over the aggregate exercise price for the option shares covered by the option exercised. Options generally vest over three years from the grant date and expire ten years from the grant date.

The Company has four plans under which they awarded share-based compensation grants of options to individual directors, employees, and advisors of the Company: the 2013 Stock Option Plan, 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan, and the 2017 Incentive Compensation Plan.

Effective April 30, 2018, the Board of Directors, by unanimous written consent, approved the immediate vesting of all remaining options for terminated employees as part of the cost curtailment measures on April 30, 2018, and June 25, 2018.

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

The following table illustrates various plan data under equity incentive plan awards as of December 31, 2021, and 2020:

	December 31,
	2021	2020
Stock-based compensation expense	$27,000	$610,000
Remaining expense of stock-based compensation	$1,000	$30,000
Remaining amortization period	0.3 years	1.1 years
Intrinsic value per share	$—	$—
Status:
Beginning balance, quantity of outstanding options	56,399	84,175
Options canceled/expired	(6,474)	(27,776)
Ending balance, quantity of outstanding options	49,925	56,399
Ending balance, quantity of exercisable options	48,703	53,009
Range of exercise prices	$6.96 to	$1,173.60
Weighted Averages:
Outstanding, beginning of year	$89.79	$88.98
Canceled, expired	(84.13)	(91.30)
Outstanding, end of year	$88.04	$89.79
Exercisable, end of year	$89.80	$92.01
Remaining contractual life in years, outstanding and exercisable options	5.5 years	6.5 years

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — STOCK-BASED COMPENSATION (continued)

Time-vested stock options:

In connection with their employment agreement(s), the Company granted the following ten-year, non-statutory time-vested option inducement awards under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (all subject to continued employment):

Recipient	Date of Grant	Options Granted	Exercise Price	Vesting Commencement Date	Expiration Date	25% Vesting	75% Remaining Vesting
●Carleton M. Miller — CEO	1/22/20	359,247	$1.71	1/22/20	1/22/30	1/22/21	36 months
●Michael Bond — CFO	2/27/20	135,168	$0.96	4/1/20	4/1/30	4/1/21	36 months

In determining the time-vested options award’s grant-date fair value, the following assumptions were used:

	Expected term (years)	Expected dividend yield	Risk-free interest rate	Volatility	Exercise Price
For the year ended December 31, 2020:
● Carleton M. Miller — CEO	6.5	—	1.57%	153.0%	$1.71
● Michael Bond — CFO	6.3	—	0.62%	155.0%	$0.96

Note: no time-vested option awards were granted during the year ended December 31, 2021

The following table illustrates various plan data under time-vested stock option awards as of December 31, 2021, and 2020:

	December 31,
	2021	2020
Stock-based compensation expense	$113,000	$105,000
Weighted average remaining contractual life — options outstanding and exercisable	8.1 years	9.1 years
Remaining expense of stock-based compensation	$498,000	$611,000
Remaining amortization period	2.1 years	3.1 years
Intrinsic value per share	$0.80	$0.08
Status:
Quantity outstanding	494,415	494,415
Weighted-average exercise price	$1.01	$1.24
Quantity exercisable	236,915	-0-
Weighted-average exercise price	$0.65	$-0-
Range of exercise prices	$0.96 to $1.71	$0.96 to $1.71

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — STOCK-BASED COMPENSATION (continued)

Performance-based stock options:

In connection with their employment agreement, the Company granted the following ten-year, non-statutory performance-based stock option inducement award under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans that will vest in three equal tranches upon attainment of applicable performance conditions for each tranche (all subject to continued employment):

	Date of	Options	Exercise	Options Vesting Dates		Options Vesting Schedule
Recipient	Grant	Granted	Price	Commencement	Expiration	Tranche 1	Tranche 2	Tranche 3

Carleton M. Miller — CEO	1/22/20	250,000	$1.71	1/22/20	1/22/30	*83,334	**83,333	***83,333

Applicable performance conditions:

*Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $6,000,000 accumulated over four consecutive fiscal quarters.

**Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $15,000,000 accumulated over four consecutive fiscal quarters.

***Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $23,000,000 accumulated over four consecutive fiscal quarters.

In determining the time-vested options award’s grant-date fair value, the following assumptions were used:

	Expected term (years)	Expected dividend yield	Risk-free interest rate	Volatility	Exercise Price

For the year ended December 31, 2020:

● Carleton M. Miller — CEO	6.5	—	1.57%	153.0%	$1.71

Note: no time-vested option awards were granted during the year ended December 31, 2021

The following table illustrates various plan data under performance-based stock option awards as of December 31, 2021, and 2020:

	December 31,
	2021	2020

Stock-based compensation expense	$—	$—

Weighted average remaining contractual life — options outstanding and exercisable	8.1 years	9.1 years

Remaining expense of stock-based compensation	$414,000	$414,000

Remaining amortization period	3.1 years	4.1 years

Intrinsic value per share	$0.16	$0.26

Status:

Quantity outstanding	250,000	250,000

Weighted-average exercise price	$1.65	$1.65

Quantity exercisable	—	—

Weighted-average exercise price	$—	$—

Range of exercise prices	$0.01	1.71

The probability of achieving any required metrics for vesting is inconclusive as of December 31, 2021. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any un-recognized costs over the remaining requisite service period of the awards.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — STOCK-BASED COMPENSATION (continued)

Restricted stock awards — time-based:

The Company granted the following awards under the amended Plan for restricted stock units (“RSUs”) subject to continued employment:

	Grant		Exercise	Initial RSUs Vesting		Remaining RSUs Vesting
Recipient	Date	Units	Price	Date	Units	Units	Terms

Carleton M. Miller — CEO	3/3/21	598,665	$3.60	3/3/22	199,555	399,110	24 months
Michel Bais — Managing Director	8/17/21	200,000	$1.89	8/17/22	50,000	150,000	36 months

The following table illustrates various plan data under time-based restricted stock awards as of December 31, 2021, and 2020:

	December 31,
	2021	2020
Stock-based compensation expense	$—	$—
Weighted average remaining contractual life — options outstanding and exercisable	2.5 years	—
Remaining expense of stock-based compensation	$2,533,000	$—
Remaining amortization period	2.5 years	—
Intrinsic value per share	$—	$—
Status:
Quantity outstanding	798,655	—
Weighted-average exercise price	$3.78	$—
Quantity exercisable	—	—
Weighted-average exercise price	$—	$—
Range of exercise prices	$1.89 to $3.60	—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — STOCK-BASED COMPENSATION (continued)

Restricted stock awards — performance-based:

The Company granted the following awards under the amended Plan for restricted stock units (“RSUs”) subject to performance vesting conditions and continued employment:

	Grant		Exercise	Units Vesting Schedule
Recipient	Date	Units	Price	Tranche 1	Tranche 2	Tranche 3

Carleton M. Miller — CEO	3/3/21	896,665	$3.60	*299,555	**299,555	***299,555

Michael Bond — CFO	12/31/20	368,715	$1.32	^122,905	^^122,905	^^^122,905

*RSUs will vest upon the Company’s attainment, on or before December 31, 2025, of revenue of more than $23,487,000 accumulated over four consecutive fiscal quarters.
**RSUs will vest upon the Company’s attainment, on or before December 31, 2025, of revenue of more than $27,010,500 accumulated over four consecutive fiscal quarters.
***RSUs will vest upon the Company’s attainment, on or before December 31, 2025, of revenue of more than $31,061,556 accumulated over four consecutive fiscal quarters.
^RSUs will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Grant Date, of revenue of more than $23,487,000 accumulated over four consecutive fiscal quarters.

^^RSUs will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Grant Date, of revenue of more than 27,010,500 accumulated over four consecutive fiscal quarters.
^^^RSUs will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Grant Date, of revenue of more than $31,061,556 accumulated over four consecutive fiscal quarters.

Note: the determination of revenue for any fiscal period shall be made based on the Company’s revenues on a consolidated basis for each such fiscal period if the employee remains in continuous employment with the Company through the date the Compensation Committee certifies the revenue for such fiscal period and authorizes the issuance of the underlying shares of common stock to the employee according to his award agreement. Except as provided in each employment agreement, if an individual ceases to be an employee of the Company before any vesting date, the remaining portion of the total number of shares unvested is forfeited.

The probability of achieving any required metrics for vesting is inconclusive as of December 31, 2021. The Company determined the achievement of the performance metrics in the fourth quarter of 2021. As such, we recorded a cumulative catch-up stock-based compensation amount of $3,722,000.

The following table illustrates various plan data under performance-based restricted stock awards as of December 31, 2021, and 2020:

	December 31,
	2021	2020
Stock-based compensation expense	$3,722,000	$—
Remaining expense of stock-based compensation	$—	$487,000
Intrinsic value per share	$—	$0.32
Status:
Quantity outstanding	1,267,380	368,715
Weighted-average exercise price - outstanding	$2.94	$1.32
Quantity exercisable	1,267,380	—
Weighted-average exercise price - exercisable	$2.94	$—
Range of exercise prices	$1.32 to $3.60	3.60

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Legal:

The Company is subject to claims by third parties under various legal theories from time to time. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. Accordingly, under ASC Topic 450, the Company must accrue a loss contingency if the information is available before issuing the financial statements.

In September 2019, Integrated Microwave Technology LLC (â•œIMTâ•š), a Canadian company wholly owned by the Company, brought an action for non-payment of an invoice due to IMT of approximately $140,000 against Vicareo Systems Inc. (“Vicareo”). In response, Vicareo filed a statement of defense and counterclaim for $5,795,000 plus interest and costs, alleging a breach of contract and an infringement of its trademarks against IMT. IMT intends to continue defending itself in this matter. Although we do not believe the matter is likely to result in any material liability and have not established an accrual for potential losses, there can be no assurance that an unfavorable outcome would not result in material liability.

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

The table below represents the Company’s matching contributions as follows:

	For the Years Ended
	December 31,
	2021	2020
Company matching contributions - 401K Plan	$-0-	$-0-
Company matching contributions - Group Personal Pension Plan, UK	$169,000	$92,000

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — CONCENTRATIONS

Customer concentration risk

For the year ended December 31, 2021, the Company recorded sales to a single customer of $8,511,000 (25%) in excess of 10% of the Company’s total sales. For the year ended December 31, 2020, no individual customer recorded sales in excess of 10% of the Company’s total consolidated sales.

On December 31, 2021, and 2020, the Company recorded accounts receivable of approximately $4,204,000 (46%) and 2,613,000 (39%), respectively, to a single customer in excess of 10% of the Company’s total consolidated accounts receivable.

Vendor concentration risk

For the year ended December 31, 2021, there were no individual vendor inventory purchases in excess of 10% of the Company’s consolidated inventory purchases. For the year ended December 31, 2020, one vendor-generated inventory purchases of approximately $3,852,000 (37%) in excess of 10% of the Company’s consolidated inventory purchase

On December 31, 2021, there were no vendor balances in excess of 10% of the Company’s consolidated accounts payable. On December 31, 2020, the Company recorded a single vendor balance of approximately $764,000 (15%) of accounts payable in excess of 10% of the Company’s consolidated accounts payable.

NOTE 20 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. We disaggregated revenue by primary geographical markets and revenue source in the following tables:

	For the Years Ended
	December 31,
	2021	2020

Primary geographical markets:
North America	$18,050,000	$9,107,000
South America	361,000	106,000
Europe	11,389,000	9,435,000
Asia	1,975,000	2,413,000
Rest of World	2,107,000	1,821,000
	$33,882,000	$22,882,000
Primary revenue source:
Equipment sales	$31,733,000	$20,087,000
Installation, integration, and repairs	1,082,000	2,199,000
Warranties	743,000	254,000
Other (See Note 20)	324,000	342,000
	$33,882,000	$22,882,000
Long-Lived Assets:
United States	$2,410,000	$2,676,000
United Kingdom	14,257,000	1,460,000
	$16,667,000	$4,136,000

NOTE 21 — REBATES

The amounts generated in Note 19 as part of Primary revenue source “other” resulted from rebates issued to the Company’s filing appropriate governmental forms related to the research costs incurred by our U.K. subsidiary in prior fiscal years. The Company expects to continue filing applicable rebate forms for the 2022 fiscal year but can provide no assurances that such rebates will be available in future financial periods at similar levels or at all.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended
	December 31,
	2021	2020
Current tax provision
Federal	$—	$—
State	7,000	9,000
	7,000	9,000
Deferred tax provision (benefit)
Federal	(503,000)	(1,861,000)
State	1,025,000	(55,000)
Foreign	(2,052,000)	(2,040,000)
Change in the valuation allowance	1,530,000	(3,956,000)
Total deferred tax provision (benefit)	—	—

Income tax provision	$7,000	$9,000

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2021	2020
Statutory federal income tax rate	21.00%	21.00%
State and local taxes, net of federal benefit	(6.27)	1.67
Permanent differences	(9.12)	(0.13)
Provision to return	(0.03)	(0.06)
DTA adjustment for state NOL	(0.06)	(0.63)
Foreign Rate Differential	(1.96)	(0.94)
Change rate	(5.06)	(0.72)
Valuation allowance	1.46	(20.24)
Effective tax rate	(0.04)%	(0.05)%

Under the provisions of ASC 740, the Company may recognize the benefits of uncertain tax positions when it is more likely than not that the merits of the position(s) will be sustained upon audit by the relevant tax authorities. No uncertain tax positions were taken or expected on a tax return that would be determined to be an unrecognized tax benefit recorded on the Company’s financial statements for the years ended December 31, 2021, or 2020. The Company does not expect its unrecognized tax benefit position to change during the next twelve months

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — INCOME TAXES (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	For the Years Ended
	December 31,
	2021	2020
Deferred Tax Assets
Federal R&D credit	$3,007,000	$3,007,000
Inventory	457,000	1,287,000
Allowance for bad debt	76,000	72,000
Compensation related	298,000	17,000
Pension	39,000	8,000
Other accruals	16,000	29,000
State net operating losses	4,644,000	5,710,000
Federal net operating losses	43,045,000	40,992,000
Property and equipment	82,000	98,000
Stock options	7,621,000	6,673,000
Other	1,097,000	1,154,000
Valuation Allowance	(60,048,000)	(58,518,000)
Total Deferred Tax Assets	334,000	529,000
Deferred Tax Liabilities
Property and Equipment	(47,000)	(87,000)
Intangibles	(1,230,000)	(419,000)
Prepaid Expenses	(35,000)	(23,000)
Total Deferred Tax Liabilities	(1,312,000)	(529,000)
Net Deferred Tax Asset/(Liability)	$(978,000)	$—

As of December 31, 2021, the Company has federal net operating losses (“NOL”) of approximately $177.8 million that will expire beginning in 2027. The Company has federal NOLs of approximately $21.2 million that may be carried forward indefinitely. The Company also has state NOL carryforwards of $156.1 million, which will expire beginning in 2027. Besides, the Company has foreign NOL carryforwards of approximately $21.2 million that generally do not expire except under certain circumstances. The Company also has research and development credits of approximately $3.0 million, which will begin to expire in 2027. The years that remain open for review by taxing authorities are 2018 to 2021 for Federal, Foreign, and State Income Tax returns.

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

NOTE 22 — INCOME TAXES (continued)

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

NOTE 23 — GAIN ON SETTLEMENT OF DEBT

During the year ended on December 31, 2021, the Company negotiated a vendor accounts payable balance of $494,000 with a remittance settlement of $300,000, recognizing a $194,000 gain. We recorded the gain in the consolidated statements of operations as other income.

On July 26, 2021, the Payroll Protection Program (“PPP”) loan of $1,168,000 received on April 10, 2020, was forgiven. Under ASC 405-20, the Company recorded the transaction as a gain on settlement of debt in the condensed consolidated statements of operations as other income.

NOTE 24 — SUBSEQUENT EVENTS

The Company executed the granting of the following restricted stock units:

Employees:

On February 17, 2022, the Company awarded 515,000 restricted stock units to 22 individual employees of the Company. Thirty-three percent of the restricted stock units vest on the first anniversary of the grant date. The remaining sixty-seven percent will vest in substantially equal monthly installments over the twenty-four-month period following the first-anniversary date. The Company determined the exercise price and the total value of the restricted stock units granted to be $0.98 per share and approximately $505,000, respectively, using the fair market value of the Company’s common stock on the date of grant.

Chief Executive Officer:

On February 16, 2022, Carleton Miller, the Company’s Chief Executive Officer, received an award under the amended plan of 2,066,152 restricted stock units (“RSUs”). The RSUs are subject to both performance vesting conditions and service vesting requirements as follows:

Time-Based RSUs: 258,269 RSUs shall vest on February 16, 2023, and 774,807 RSUs shall vest in substantially equal monthly increments over the 36 months thereafter, provided that the Grantee remains in continuous employment with the Company on each applicable vesting date.

Performance-Based RSUs: Subject to adjustment as set forth below, 1,033,076 RSUs will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche; provided that the Grantee remains in continuous employment with the Company through the date on which the Committee certifies that the revenue targets below have been attained:

●	Tranche 1: 344,359 RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $35,575,000 accumulated over four consecutive fiscal quarters.

●	Tranche 2: 344,359 RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $37,353,000 accumulated over four consecutive fiscal quarters.

●	Tranche 3: 344,358 RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $39,220,000 accumulated over four consecutive fiscal quarters.

The Company determined the exercise price and the total value of the restricted stock units granted, time and performance-based, to be $1.05 per share and approximately $2,169,000, respectively, using the fair market value of the Company’s common stock on the date of grant.

Chief Financial Officer:

On February 16, 2022, Mike Bond, the Company’s Chief Financial Officer, received an award under the amended plan of 785,970 restricted stock units (“RSUs”). The RSUs are subject to both performance vesting conditions and service vesting requirements as follows:

Time-Based RSUs: 98,246 RSUs shall vest on February 16, 2023, and 294,739 RSUs shall vest in substantially equal monthly increments over the 36 months thereafter, provided that the Grantee remains in continuous employment with the Company on each applicable vesting date.

Performance-Based RSUs: Subject to adjustment as set forth below, 392,985 RSUs will vest in three (3) equal tranches upon attainment of the following applicable performance conditions for each tranche; provided that the Grantee remains in continuous employment with the Company through the date on which the Committee certifies that the revenue targets below have been attained:

●	Tranche 1: 130,995 RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $35,575,000 accumulated over four consecutive fiscal quarters.

●	Tranche 2: 130,995 RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $37,353,000 accumulated over four consecutive fiscal quarters.

●	Tranche 3: 130,995 RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $39,220,000 accumulated over four consecutive fiscal quarters.

The Company determined the exercise price and the total value of the restricted stock units granted, time and performance-based, to be $1.05 per share and approximately $825,000, respectively, using the fair market value of the Company’s common stock on the date of grant.

