Form 10-K/A
period 2021-12-31
Vislink Technologies, Inc.
filed 2022-05-02
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-35988

VISLINK TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5856795
(State of incorporation)	(I.R.S. Employer Identification No.)

350 Clark Drive, Suite 125,

Mt. Olive, NJ 07828

(Address of principal executive offices) (Zip Code)

(908) 852-3700

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	VISL	The Nasdaq Capital Market

Securities Registered Pursuant to Section 12(g) of the Securities Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Auditor Name: Marcum LLP

Auditor Location: New York, NY

PCAOB ID Number: 688

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021, of Vislink Technologies, Inc. (the “Company,” “we”, or “our”) which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2021 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revises Item 15 of Part IV to include currently dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

Other than the items outlined above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

ii

VISLINK TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K/A

iii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Name of Director	Age	Director Since
General James T. Conway	74	January 6, 2015
Ralph Faison	63	January 1, 2020
Brian K. Krolicki	61	February 1, 2020
Carleton M. Miller	58	January 15, 2020
Jude T. Panetta	62	May 1, 2019
Susan Swenson	73	October 31, 2018

Carleton M. Miller, Chief Executive Officer, President and Director

Mr. Miller has served as Chief Executive Officer and a member of the Board since January 2020, and as President since March 2020. From 2010 to 2016, Mr. Miller was a co-founder, chief executive officer, president and a member of the board of directors of BLiNQ Networks, Inc. (“BLiNQ”), an innovator of wireless connectivity solutions for the communications market. Mr. Miller launched BLiNQ with a vision to create a new market category for mobile operators to build scalable high-density wireless broadband networks. He raised approximately $35 million from venture capital and individual investors over three accretive rounds. BLiNQ was sold to Communications Components, Inc. in November 2016.

Mr. Miller received his B.S. in industrial engineering from the University of Missouri in 1985, his M.B.A. in finance and marketing from Rockhurst College in 1989, and completed the corporate finance program at the London Business School in 1995.

We believe Mr. Miller is qualified to serve on our Board based on his extensive executive officer experience with technology and networking companies.

Susan Swenson, Chairman of the Board

Ms. Swenson has served as Chairman of the Board since October 2018. Ms. Swenson has several decades of operating experience in wireless telecom, video technologies and digital media, as well as telematics and small business software. Since July 2021, Ms. Swenson has served on the board of Faraday Future Intelligent Electric Inc. (Nasdaq: FFIE), an electric vehicle maker and a global shared intelligent mobility ecosystem company. Since March 2019, Ms. Swenson has served on the board of Sonim Technologies Inc. (Nasdaq: SONM), where she currently chairs the compensation committee. Since February 2012, Ms. Swenson has served on the board of Harmonic, Inc. (Nasdaq: HLIT), a video delivery and media company, where she is chair of the governance & nominating committee. From August 2012 to August 2018, Ms. Swenson served on the board of FirstNet, an independent authority within the NTIA/Department of Commerce responsible for establishing a single nationwide public safety broadband network, and was chair of the board from 2014 to 2018. From December 2015 to June 2017, Ms. Swenson served as Chairperson and Chief Executive Officer of Inseego Corporation (formerly Novatel Wireless; Nasdaq: INSG), a wireless internet solutions and telematics provider, and served as the board chairperson from April 2014 to June 2017. From February 2004 to October 2005, Ms. Swenson served as the President and Chief Operating Officer of T-Mobile US, Inc. From 1999 to 2004, Ms. Swenson served as President of Leap Wireless International, Inc., and Chief Executive Officer of Cricket Communications, Inc., a prepaid wireless service provider and subsidiary of Leap. Ms. Swenson also served as Chief Executive Officer of Sage North America from 2008 to 2011. Ms. Swenson previously served on the board of directors of Wells Fargo from November 1994 to December 2017. Ms. Swenson received a B.A. in French from San Diego State University.

We believe Ms. Swenson is qualified to serve on our Board based on her extensive experience with technology and networking companies and broad experience in the telecommunications industry.

General James T. Conway, Director

General Conway is a retired General in the United States Marine Corps who served as the 34th Commandant of the Marine Corps from 2006 through his retirement in 2010 and concurrently as a member of the Joint Chiefs of Staff. Prior to being named Commandant, Mr. Conway served as Director of Operations (J-3) on the Joint Chiefs of Staff. Among his previous postings were Commanding General of I Marine Expeditionary Force from 2002 through 2004 (which involved two combat tours in Iraq), Commanding General of the 1st Marine Division, and President of the Marine Corps University. Since 2011, General Conway has served on the governance and audit committees of the board of Textron (NYSE: TXT), an American industrial conglomerate.

We believe General Conway is qualified to serve on our Board based on his significant experience assessing and implementing military technology operations.

Jude T. Panetta, Director

Jude Panetta was most recently with Hale Capital as an Operating Partner from 2017 to 2019. Prior to Hale Capital, he had a 30 plus year career leading technology companies in the Telecommunications, Satellite, Wireless and Power Industries. From 2013 to 2017, Mr. Panetta served as Vice President of Strategy and Technology at Comtech TCS, and prior to that he served as Vice President of Government Systems at TeleCommunication Systems Inc.; President and Chief Executive Officer of ASC Signal Corporation; Group President of Andrew Corp.; Vice President and General Manager of Andrew Corp’s radio frequency power amplifier business; VP of Operations at Celiant (acquired by Andrew Corp.), VP of Operations at Adtran Corp.; and Director of Operations at Exide Electronics Corporation. During his career, Mr. Panetta has held a leading role in over a dozen acquisitions and divestitures. He is a Graduate of GE’s Manufacturing Management Program and holds a Bachelor of Science (BS) in Mechanical Engineering from the University of Virginia. Mr. Panetta recently retired from serving as a Lieutenant in the St. James, NC Fire Department.

We believe Mr. Panetta is qualified to serve on our Board based on his operating background in the satellite and telecom industries as well as his broad experience in operations and finance.

Ralph Faison, Director

Mr. Faison currently serves as Chairman of Arlo Technologies, Inc., a home automation company that offers a cloud-based platform with a variety of connected devices. Mr. Faison has served on the board of directors of Giga IO since 2017, a private company focused on memory fabric solutions; Arlo Technologies since 2018, a wireless surveillance camera maker; and (3) Wilson Electronics since 2018, a private company that makes wireless signal boosting devices. Mr. Faison previously served as a director of Amber Road, Inc., a cloud-based global trade management software-as-a-service (SaaS) provider and of NETGEAR from August 2003 to August 2018. Mr. Faison currently is a private investor. From January 2011 to July 2014, Mr. Faison served as the President and Chief Executive Officer and chair of the board of directors of Pulse (“Pulse”), a public company and manufacturer of electronic components. From February 2003 through December 2007, Mr. Faison served as Chief Executive Officer of Andrew Corporation, a public company and a manufacturer of communications equipment and systems. He also served at various times as President, Chief Operating Officer, and Director at Andrew Corporation. From June 2001 to June 2002, Mr. Faison was President and Chief Executive Officer of Celiant Corporation, a manufacturer of power amplifiers and wireless radio frequency systems, which was acquired by Andrew Corporation. From October 1997 to June 2001, Mr. Faison was Vice President of the New Ventures Group at Lucent Technologies, a communications service provider, and from 1995 to 1997, he was Vice President of advertising and brand management at Lucent. Prior to joining Lucent, Mr. Faison also held various positions at AT&T, a voice and data communications company, including as Vice President and General Manager of AT&T’s wireless business unit and manufacturing Vice President for its consumer products unit in Bangkok, Thailand. Mr. Faison received an undergraduate degree from Georgia State University and a graduate degree from Stanford University.

We believe Mr. Faison is qualified to serve on our Board due to his extensive experience in leading and managing large international companies; he is well versed in the complex manufacturing and distribution systems that today’s multinational companies implement. Based on Mr. Faison’s recent public company chair and chief executive officer experience, we believe he is able to advise the Company on many aspects of public company governance and management.

Brian Krolicki, Director

Mr. Krolicki has extensive experiences in both the public and private sectors, and has served as a director or member of the advisory board in various companies. Mr. Krolicki was the Lieutenant Governor of the State of Nevada from 2007 to 2014 and the State Treasurer of the State of Nevada from 1999 to 2006. Mr. Krolicki also served in a wide variety of critical positions, including Chairman of the Nevada Commission on Economic Development and President of the Nevada State Senate. During his tenure as State Treasurer, Nevada became the first state treasury to receive the Certificate of Excellence in Investment Policy. In 2004, Brian was honored with the prestigious Award for Excellence in Public Finance and, in the same year, earned the distinction the nation’s “Most Outstanding State Treasurer.” Since May 2020, Mr. Krolicki has been a member of the board of Faraday Future Intelligent Electric Inc. (Nasdaq: FFIE), an electric vehicle maker and a global shared intelligent mobility ecosystem company). Since February 2016, he has been a member of the board (and audit committee chair) of Nevada Nanotech Systems. He is also the director of government relations of Customer Engagement Technologies, a payment solutions company in partnership with JPMorgan Chase. Mr. Krolicki holds a B.A. degree in Political Science from Stanford University.

Mr. Krolicki is qualified to serve on our Board based on his extensive experience in the financial and public contracting sectors. Our Board has nominated Mr. Krolicki to continue to serve as a director due to, among other things, his knowledge of the political process on both the state and federal level and his public company board service.

Executive Officers

Set forth below is the name, age, and certain biographical information for each of our current executive officers:

Name	Position	Age
Carleton M. Miller	Chief Executive Officer and President	58
Michael Bond	Chief Financial Officer and Treasurer	65

Biographies

The biography for Carleton M. Miller can be found above under Directors.

Michael Bond

Mr. Bond has served as our Chief Financial Officers and Treasurer since April 1, 2020. Prior thereto, he was a consultant to several companies since 2016, including to the Company since January 27, 2020. He was the Chief Financial Officer of Pulse Electronics Corporation (“Pulse”) from 2013 until 2016. Prior to such time, Mr. Bond held the positions of Vice President and Treasurer of Pulse from 2011 to 2013. From 2008 to 2011, Mr. Bond was Senior Consultant and Principal at Clear Strategic Solutions, Inc., a financial and corporate development consulting firm. Mr. Bond is an experienced financial executive with over 30 years of experience, including as Head of Corporate Development and Mergers and Acquisitions at Lucent Technologies, and held similar roles at Avaya and AT&T. Mr. Bond has also held the positions of Senior Auditor at Deloitte, and Corporate Controller and VP of Finance at the Brookwood Companies, Inc. and at Bellwether, Inc.

CORPORATE GOVERNANCE

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

Our Board currently consists of six members: General James T. Conway, Ralph Faison, Brian K. Krolicki, Carleton M. Miller, Jude T. Panetta and Susan Swenson (Chairman). All of our directors will serve until our next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Board Diversity

Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix
Board Size:
Total Number of Directors	6

Gender:	Male	Female	Non-Binary	Gender Undisclosed
	5	1	—	—

Number of directors who identify in any of the categories below:
African American or Black	—	—	—	—
Alaskan Native or American Indian	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	5	1	—	—
Two or more races or ethnicities	—	—	—	—

Of our six current directors, one identify (16.66%) as having at least one diversity characteristic (i.e. female, non-binary, LGBTQ+ and/or race or ethnicity other than white).

Director Independence

As we are listed on the Nasdaq Capital Market, our determination of independence of directors is made using the definition of ”independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market LLC (“Nasdaq”) (“Nasdaq Rule 5605(a)(2)”). As of the date of this Amendment, our Board affirmatively determined that Susan Swenson, General James T. Conway, Jude T. Panetta, Ralph Faison and Brian K. Krolicki are “independent directors” within the meaning of Nasdaq Rule 5605(a)(2). As of the date of this Amendment, we intend the six (6) director nominees to constitute a majority independent board under Rule 5605(b)(1) of the Marketplace Rules of Nasdaq and as such, we will be in compliance with the Marketplace Rules of Nasdaq.

Board Meetings and Attendance

1.	During fiscal year 2021, the Board held five physical and telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board on which such director served during the period the director was on the Board or committee. The Board also approved certain actions by unanimous written consent.

Annual Meeting Attendance

It is the Company’s policy to invite and encourage directors and director nominees to attend the Annual Meeting. The 2021 annual meeting of stockholders was attended by each of the directors.

Board Committees

Our Board has an Audit Committee, a Compensation Committee and a Governance and Nomination Committee. Each committee has a written charter and has the composition and responsibilities described below.

Audit Committee	Compensation Committee	Governance and Nomination Committee
Susan Swenson*	Ralph Faison*	General James T. Conway*
Ralph Faison	Brian K. Krolicki	Jude T. Panetta
General James T. Conway	Jude T. Panetta

* Denotes Chairman of Committee.

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Susan Swenson, Ralph Faison and General James T. Conway. Susan Swenson, Ralph Faison and General James T. Conway are “independent directors” within the meaning of Rule 10A-3 under the Exchange Act and Nasdaq Rule 5605(a)(2). Susan Swenson serves as chairman of our Audit Committee. The Board has determined that each of Susan Swenson and Ralph Faison is an “audit committee financial expert” as defined under Item 5(a)(ii) and (iii) of Regulation S-K.

The Audit Committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of the Audit Committee include:

●	Selecting an independent registered public accounting firm and overseeing the engagement of such firm;

●	Approving the fees to be paid to the independent registered public accounting firm;

●	Reviewing the independence of our independent registered public accounting firm;

●	Overseeing the integrity of our financial statements;

●	Reviewing any significant changes to our accounting principles and practices;

●	Reviewing and approving all related party transactions; and

●	Overseeing our compliance with legal and regulatory requirements.

In 2021, the Audit Committee held four physical and telephonic meetings.

Compensation Committee

The members of our Compensation Committee are Ralph Faison, Brian K. Krolicki and Jude T. Panetta. Each member of the Compensation Committee is “independent” within the meaning of Nasdaq Rule 5605(a)(2). In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Ralph Faison serves as Chairman of our Compensation Committee.

The Compensation Committee’s compensation-related responsibilities include:

●	Reviewing approving and recommending to our Board on an annual basis the compensation of our Chief Executive Officer, including relevant corporate goals and objectives;

●	Reviewing and approving on an annual basis the performance and compensation of our other executive officers;

●	Reviewing our incentive compensation and other stock-based plans, recommending to our Board any necessary changes, and administering such plans on behalf of the Board;

●	Reviewing and recommending to our Board the compensation of independent directors, including incentive and equity-based compensation; and

●	Selecting and retaining compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

For executive officers other than the Chief Executive Officer, the compensation committee solicits and considers evaluations and recommendations submitted to the compensation committee by the Chief Executive Officer with respect to individual employee performance. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the compensation committee with input from other independent Board members, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director share ownership information, stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of a compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant to be comparable to us.

In 2021, the Compensation Committee held four physical and telephonic meetings.

Governance and Nomination Committee

The members of our Governance and Nomination Committee are General James T. Conway and Jude T. Panetta. Each member of the Governance and Nomination Committee is “independent” within the meaning of Nasdaq Rule 5605(a)(2). The purpose of the Governance and Nomination Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. General James T. Conway serves as chairman of our Governance and Nomination Committee.

The Governance and Nomination Committee’s responsibilities include:

●	Recommending to the Board nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board;

●	Annually reviewing the director selection criteria contained in the Company’s Corporate Governance Guidelines and recommending to our Board any necessary changes.

●	Annually recommending to the Board the directors to be appointed to each committee of the Board; and

●	Oversee the implementation of and monitor compliance with, the Company’s Corporate Governance Guidelines, and periodically review and recommend any necessary or appropriate changes thereto.

The Governance and Nominations Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Governance and Nominations Committee is authorized to retain independent legal and other advisors and conduct or authorize investigations into any matter within the scope of its duties.

The Governance and Nomination Committee will consider candidates proposed by stockholders and will apply the same criteria and follow substantially the same process in considering such candidates as it does when considering other candidates. The Governance and Nomination Committee may adopt, in its discretion, separate procedures regarding director candidates proposed by our stockholders. Director recommendations by stockholders must be in writing, include a resume of the candidate’s business and personal background and include a signed consent that the candidate would be willing to be considered as a nominee to the Board and, if elected, would serve. Such recommendation must be sent to the Company’s Secretary at the Company’s executive offices. When it seeks nominees for directors, our Governance and Nomination Committee takes into account a variety of factors including (a) ensuring that the Board, as a whole, is diverse and consists of individuals with varied and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert”, as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially. The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to the ability of the Board to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the Governance and Nominations Committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the committee’s criteria for membership on the Board whom the committee believes continue to make important contributions to the Board and who consent to continue their service on the Board. The Board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes and experiences, taken as a whole, will contribute to the high standards of Board service. The Governance and Nominations Committee may adopt, and periodically review and revise as it deems appropriate, procedures regarding director candidates proposed by stockholders.

In 2021, the Governance and Nominations Committee held four physical and telephonic meetings.

Family Relationships

There are no family relationships between any of the officers or directors of the Company.

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

Code of Ethics

The Board has adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable rules of Nasdaq. We require all employees, directors and officers, including our principal executive officer and principal financial officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to accurate reporting. The Code of Conduct is available on our website at www.vislink.com. Information contained in our website does not form part of this Amendment and is intended for informational purposes only. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website. Information contained on our website is not a part of, and is not incorporated into, this Amendment, and the inclusion of our website address in this Amendment is an inactive textual reference only.

Employee, Officer and Director Hedging

The Company has adopted a written Insider Trading Policy applicable to all directors, officers and employees. The policy prohibits subject individuals from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of Company securities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Amendment any failure to file reports by such dates during fiscal year 2021. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2021, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than ten percent (10%) stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Named Executive Officers Summary Compensation Table

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Carleton M. Miller	2021	337,072	660,000	5,547,608		—	—	11,779	(2)	6,556,459
Chief Executive Officer	2020	225,923	—	—	614,312	—	—	1,568		841,803
Michael C. Bond	2021	155,106	250,000	—		—	—	15,855	(3)	420,961
Chief Financial Officer	2020	158,229	—	494,078	154,437	—	—	5,758		812,502

(1)	Amounts relate to grants of stock options made under the 2015 and 2016 Incentive Compensation Plans. With respect to each stock option grant, the amounts disclosed generally reflect the grant date fair value computed in accordance with FASB ASC Topic 718 “Stock Compensation.”

(2)	$9,248 of medical insurance premiums and $2,531 of other insurance premiums were paid by the Company during fiscal year 2021 for the benefit of Mr. Miller.

(3)	$12,951 of medical insurance premiums and $2,904 of other insurance premiums were paid by the Company during fiscal year 2021 for the benefit of Mr. Bond.

Employment Agreements

Carleton M. Miller

On January 22, 2020, the Company entered into an employment agreement with Carleton M. Miller in connection with his appointment as Chief Executive Officer of the Company (the “Miller Employment Agreement”). Pursuant to the Miller Employment Agreement, Mr. Miller will receive an annual base salary of $330,000 per year, and an annual cash bonus in accordance with the terms of any annual cash bonus incentive plan maintained for the Company’s key executive officers. In February 2022, the Board approved a salary increase for Mr. Miller from $330,000 to $353,000. Pursuant to the Miller Employment Agreement, Mr. Miller received an inducement award of a time-based option to purchase 359,247 shares of Common Stock under Nasdaq Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (the “Miller Time-Based Option”), 25% of which vested on January 22, 2021 and the remaining 75% of which vest in substantially equal monthly installments over the 36-month period following such date, subject to Mr. Miller’s continued employment by the Company on the applicable vesting date. Pursuant to the Miller Employment Agreement, Mr. Miller also received an inducement award of a performance-based option to purchase 250,000 shares of Common Stock under Nasdaq Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (the “Miller Performance-Based Option”). The Miller Performance-Based Option will vest in three equal tranches of 83,333 shares upon the Company’s attainment, on or before the fifth anniversary of January 22, 2020, of specified cumulative EBITDA performance conditions, subject in each case to Mr. Miller’s continued employment by the Company on the applicable vesting date. The Miller Time-Based Option and the Miller Performance-Based Option both have exercise prices of $1.71 per share.

As Mr. Miller’s employment is on an “at-will” basis, the Company or Mr. Miller may terminate the employment relationship at any time, with or without Cause (as defined in the Miller Employment Agreement). Upon Mr. Miller’s termination of employment for any reason, Mr. Miller will be entitled to receive a lump sum payment equal to the sum of his earned but unpaid base salary through his termination date plus his accrued but unused vacation days through his termination date, and any other benefits or rights Mr. Miller has accrued or earned through his termination date in accordance with the terms of the applicable fringe or employee benefit plans and programs of the Company (the “Accrued Obligations”).

Michael Bond

On February 27, 2020, the Company entered into an employment agreement with Michael Bond in connection with his contemplated employment as Chief Financial Officer of the Company, effective as of April 1, 2020 (the “Bond Employment Agreement”). Pursuant to the Bond Employment Agreement, Mr. Bond will receive an annual base salary of $250,000 per year, and an annual cash bonus in accordance with the terms of any annual cash bonus incentive plan maintained for the Company’s key executive officers. In February 2022, the Board approved a salary increase for Mr. Bond from $250,000 to $267,500 Pursuant to the Bond Employment Agreement, Mr. Bond received an inducement award of stock options to purchase a quantity of shares equal to one percent of the Company’s fully diluted outstanding shares of its Common Stock as of April 1, 2020 under Nasdaq Listing Rule 5635(c)(4) outside of the Company’s existing equity compensation plans (the “Bond Inducement Options”). The per share exercise price of the Bond Inducement Options is $0.96. 25% of the Bond Inducement Options vested and became exercisable on April 1, 2021 and the remaining 75% of the Bond Inducement Options vest in substantially equal monthly installments over the thirty-six (36) month period thereafter, provided that Mr. Bond remains in continuous employment with the Company through the respective vesting date.

As Mr. Bond’s employment is on an “at-will” basis, the Company or Mr. Bond may terminate the employment relationship at any time, with or without Cause (as defined in the Bond Employment Agreement). Upon Mr. Bond’s termination of employment for any reason, Mr. Bond will be entitled to receive a lump sum payment equal to the sum of his earned but unpaid base salary through his termination date plus his accrued but unused vacation days through his termination date, and any other benefits or rights that Mr. Bond has accrued or earned through his termination date in accordance with the terms of the applicable fringe or employee benefit plans and programs of the Company (the “Accrued Obligations”).

Outstanding Equity Awards as of December 31, 2021

The following table presents information regarding the outstanding options and awards held by our Named Executive Officers as of December 31, 2021:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Carleton M. Miller(1)	172,134	187,102	1.71	1/22/2030	1,497,330	1,766,849
Michael C. Bond (2)	67,038	93,854	0.96	4/1/2030	368,715	435,084

(1)	25% of Mr. Miller’s inducement award of options vested on January 22, 2021 and the remaining 75% vests in substantially equal monthly installments over the 36-month period following such date, subject to Mr. Miller’s continued employment by the Company on each applicable vesting date.

(2)	25% of Mr. Bond’s inducement award of options vested on April 1, 2021 and the remaining 75% vests in substantially equal monthly installments over the thirty-six (36) month period following such date, subject to Mr. Bond’s continued employment by the Company on each applicable vesting date.

The Company reviews compensation annually for all executive officers. The Company’s executive compensation philosophy is centered around two key tenets: (1) driving employee engagement and performance; and (2) accomplishing the foregoing through pay elements that are designed to create alignment with the long-term interest of the Company’s stockholders, as well as fostering a culture of ownership among management.

With respect to the restricted stock unit awards for our named executive officers, 50% of the awards vest on the basis of time and the other 50% on the basis of Company revenue or specified cumulative EBITDA performance. The time-based awards vest 25% on the anniversary of the grants and the remainder in equal monthly installments over the 36-month period after the one year anniversary of the grant date, subject to the officer’s continued employment by the Company on the applicable vesting date. The performance awards vest in three equal tranches upon achievement of designated target revenue numbers or specified cumulative EBITDA of the Company in any trailing four-quarter fiscal period. If the Company does not achieve these revenue targets, the performance based shares do not vest. Notwithstanding the foregoing, all such time and performance awards become fully vested if, during the 13-month period commencing on a Change In Control of the Company, the Company terminates the officer’s employment without Cause or he terminates his employment for Good Reason (as such terms are defined in the officer employment agreement).

Potential Payments upon Termination or Change in Control

Carleton M. Miller

if Mr. Miller’s employment with the Company is terminated by the Company without Cause (as defined in the Miller Employment Agreement), or by Mr. Miller for Good Reason (as defined in the Miller Employment Agreement), then in addition to the Accrued Obligations, Mr. Miller will receive the following, subject to his execution of a release of the Company: (i) the annual bonus, if any, Mr. Miller earned (based on actual performance) for the fiscal year ended prior to his termination date; (ii) the annual bonus, if any, that Mr. Miller would have earned (based on actual performance) for the fiscal year that includes his termination date, pro-rated to reflect services performed for the portion of the fiscal year that precedes his termination date; (iii) base salary continuation (determined without regard to any reduction in base salary that constitutes Good Reason) in accordance with the Company’s payroll practices for a period of 18 months following Mr. Miller’s termination date, provided that if Mr. Miller’s employment is terminated by the Company without Cause or he resigns for Good Reason within 13 months after a Change in Control of the Company (as defined in the Miller Employment Agreement) Mr. Miller will receive 1.5 times the sum of his base salary and target annual bonus, payable in installments over 18 months in accordance with the Company’s payment practices; and (iv) reimbursement for COBRA premiums, if any, paid by Mr. Miller for such continuation coverage for himself, his spouse and dependents under the Company’s group health, dental and vision plans for 18 months or until such COBRA continuation coverage otherwise expires.

Michael Bond

if Mr. Bond’s employment with the Company is terminated by the Company without Cause (as defined in the Bond Employment Agreement), or by Mr. Bond for Good Reason (as defined in the Bond Employment Agreement), then in addition to the Accrued Obligations, Mr. Bond will receive the following, subject to his execution of a release of the Company: (i) the annual bonus, if any, that Mr. Bond earned (based on actual performance) for the fiscal year ended prior to his termination date; (ii) the annual bonus, if any, that Mr. Bond would have earned (based on actual performance) for the fiscal year that includes his termination date, pro-rated to reflect services performed for the portion of the fiscal year that precedes his termination date; (iii) base salary continuation (determined without regard to any reduction in base salary that constitutes Good Reason) in accordance with the Company’s payroll practices for a period of 12 months following Mr. Bond’s termination date, provided that if Mr. Bond’s employment is terminated by the Company without Cause or he resigns for Good Reason within 13 months after a Change in Control of the Company (as defined in the Bond Employment Agreement) Mr. Bond will receive the sum of his base salary and target annual bonus, payable in installments over 12 months in accordance with the Company’s payment practices; and (iv) reimbursement for COBRA premiums, if any, paid by Mr. Bond for such continuation coverage for himself, his spouse and dependents under the Company’s group health, dental and vision plans for 12 months or until such COBRA continuation coverage otherwise expires.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2021.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Jude T. Panetta	33,300	40,000	—	—	—	—	73,000

General James T. Conway	36,000	40,000	—	—	—	—	76,000

Susan Swenson	58,500	40,000	—	—	—	—	98,500

Ralph Faison	38,250	40,000	—	—	—	—	78,250

Brian K. Krolicki	30,600	40,000	—	—	—	—	70,600

Narrative to Director Compensation Table

The Company’s director compensation policy is intended to provide a total compensation package that enables the Company to attract and retain qualified and experienced individuals to serve as directors and to align its directors’ interests with those of its stockholders.

Annual Cash Compensation

The Company pays each of its non-employee directors a cash retainer for service on the Board. The chairman of the Board and of each committee and each committee member receives an additional retainer for such service. The retainers paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

Annual Board Service Retainer
All non-employee directors	$30,000
Non-executive Chairman of the Board	$25,000
Annual Committee Chair Service Retainer (in place of Annual Committee Member Service Retainer below)
Chair of the Audit Committee	$10,000
Chair of the Compensation Committee	$7,500
Chair of the Governance & Nominations Committee	$5,000
Annual Committee Member Service Retainer
Audit Committee	$5,000
Compensation Committee	$4,000
Governance & Nominations Committee	$3,000

Annual Equity Compensation

Each non-employee director receives an annual equity award of restricted stock valued at $40,000. All annual awards vest in a single installment on the next annual meeting of stockholders, subject to earlier vesting in the case of a change of control. However, for 2022, the Board unanimously determined that it would be in the best interests of the Company and its stockholders to provide for a grant of 200,000 shares with ratable annual vesting over a five-year period and a double trigger change-of-control provision for each non-employee director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2021.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
2013 Long-Term Stock Incentive Plan (1)	5,250	$93.00	552,826
2015 Incentive Compensation Plan (2)	2,258	$93.00	433,314
2016 Incentive Compensation Plan (4)	15,583	$93.00	2,572,453
2017 Incentive Compensation Plan (5)	26,250	$83.57	80,134
	49,341	$88.14	3,638,727

(1)	The maximum aggregate number of shares of Common Stock that may be issued under the 2013 Long Term Stock Incentive Plan, including stock options, stock awards, and stock appreciation rights is limited to 15% of the shares of Common Stock outstanding on the first trading day of the current fiscal year, or 3,664,470 shares of Common Stock for fiscal year 2021.

(2)	The maximum aggregate number of shares of Common Stock that may be issued under the 2015 Incentive Compensation Plan, including stock options and stock awards is limited to $513,975 of shares of Common Stock, which based on the closing price of $1.18 of our Common Stock on December 31, 2021, as listed on the Nasdaq Capital Market, was equal to 435,572 shares of Common Stock.

(3)	The maximum aggregate number of shares of Common Stock that may be issued under the 2016 Incentive Compensation Plan, including stock options and stock awards is limited to $3,053,883 of shares of Common Stock, which based on the closing price of $1.18 of our Common Stock on December 31, 2020, as listed on the Nasdaq Capital Market, was equal to 2,588,036 shares of Common Stock.

(4)	The maximum aggregate number of shares of Common Stock that may be issued under the 2017 Incentive Compensation Plan, including stock options and stock awards is limited to 106,384 of shares of Common Stock.

The Company’s Chief Executive Officer and Chief Financial Officer have each received an option grant that was made outside of the Company’s existing equity compensation plans as an inducement material to the grantee becoming an employee, in accordance with Nasdaq Listing Rule 5635(c)(4). For more information, see above in “Employment Agreements.”

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF VISLINK TECHNOLOGIES, INC.

The following table sets forth, as of April 1, 2022, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the U.S. Securities and Exchange Commission (the “SEC’) and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within sixty (60) days of April 1, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to stock options currently exercisable or exercisable within sixty (60) days of April 1, 2022, are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Vislink Technologies, Inc., 350 Clark Drive, Suite 125, Mt. Olive, NJ 07828.

Name and Address of Beneficial Owner:	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
5% Stockholders:
Ayrton Capital LLC(2)	3,030,304	6.6%
Debbie Hantash(3)	2,297,957	5.0%

Named Executive Officers and Directors:
Jude T. Panetta(4)	29,723	*
Ralph Faison	28,473	*
General James T. Conway(5)	31,356	*
Susan Swenson(6)	30,894	*
Carleton M. Miller(7)	1,307,774	2.84%
Brian K. Krolicki	28,473	*
Michael Bond(8)	452,512	*
All Executive Officers and Directors as a Group (7) Persons):	1,909,206	4.14%

* Less than 1%.

(1)	Based on 45,825,089 shares of Common Stock issued and outstanding as of April 1, 2022. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within sixty (60) days of April 1, 2022, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Based on a Schedule 13G filed February 16, 2021. The address of Ayrton Capital LLC is 55 Post Rd West, 2nd Floor, Westport, CT 06880.

(3)	Based on a Schedule 13G filed January 18, 2022. The address of Debbie Hantash is 183 Calle Gorrion, San Juan, PR 00926-7119.

(4)	Includes 1,250 options to purchase Common Stock.

(5)	Includes 1,250 options to purchase Common Stock.

(6)	Includes 1,250 options to purchase Common Stock.

(7)	Consists of 17,478 shares and 209,554 options to purchase Common Stock.

(8)	Consists of options to purchase Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our directors and executive officers, we engaged in no reportable transactions with related persons since the years ended December 31, 2021 and 2020 that involved an amount that exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, other than below. See also “Executive Compensation” for additional information regarding compensation of related parties.

Our Audit Committee considers and approves or disapproves any related person transaction as required by Nasdaq regulations.

MB Technology Holdings, LLC and MB Merchant Group, LLC

On April 29, 2014, the Company entered into a management agreement (the “Management Agreement”) with MB Technology Holdings, LLC (“MBTH”), pursuant to which MBTH agreed to provide certain management and financial services to the Company. The Management Agreement was effective January 1, 2014. Roger G. Branton, the Company’s former Chief Executive Officer and current Chief Financial Officer and a member of the Board of Directors of the Company (who is not standing for re-election), was previously a director of MBTH, George F. Schmitt, a member of the Board of Directors of the Company (who is not standing for re-election) and former Chief Executive Officer and Executive Chairman of the Board, is a director of MBTH, and Richard Mooers, a member of the Board of Directors of the Company (who is not standing for re-election), was previously a director of MBTH. Effective December 31, 2018, Mr. Branton and Mr. Mooers are no longer affiliated with MBTH. The Company agreed to award MBTH a 3% cash success fee if MBTH arranges financing, a merger, consolidation or sale by the Company of substantially all of its assets. On November 29, 2016, the Company and MBTH entered into an acquisition services agreement (the ‘‘M&A Services Agreement’’) pursuant to which the Company engaged MBTH to provide services in connection with merger and acquisition searches, negotiating and structuring deal terms and other related services. The M&A Services Agreement incorporated by reference the terms of the Management Agreement, as well as the Company’s agreement with MBTH on January 12, 2013 to pay MBTH a 3% success fee on any financing arranged for the Company, merger or consolidation of the Company or sale by the Company of substantially all of its assets. The M&A Services Agreement also provided for additional fees owed to MBTH.

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

Pursuant to the MBMG Agreement, MBMG shall have the option to convert up to 50% of its fees into common shares of the Company so long as the receivable remains outstanding. The conversion price will be fixed at 110% of the price of the shares on the day of closing or the price in connection with any acquisition financing, whichever is lower. Provided MBMG converts at least 25% of its fees, then the Company agrees to register all of shares in the Company held by MBMG.

MBMG and MBTH separately agreed to split the Dilutive Option effective January 1, 2019. The split was based on present ownership in MBTH and provided that MBMG be willing to accept this assignment to continue such merger and acquisition services to the Company. The Company agreed to allow both MBTH and MBMG to amend the strike price of said options based on any financing consummated in 2019 and such reset to be at the lowest and same price as the Company may agree to in any of its 2019 financings.

Additionally, MBMG would receive a monthly fee of $50,000, and the Company at its sole discretion will have the option to credit such fees against future acquisition fees due each year to the extent it deems that appropriate based on all services received from MBMG.

On February 25, 2020, the Company and MBMG entered into a letter agreement (the “MBMG Letter Agreement”), pursuant to which the Company and MBMG agreed to amend and restate certain of the foregoing service agreements previously entered into with MBMG as well as its predecessor entity (the “MBMG Agreements”). Pursuant to the MBMG Letter Agreement, MBMG has agreed to provide only the following services to the Company: (i) to conduct merger and acquisition searches, negotiating and structuring deal terms and other related services in connection with closing suitable acquisitions for the Company, and (ii) to seek and secure financing for the Company, except in those regions in which the Company had previously appointed a business representative to exclusively seek such opportunities, and subject in each case to prior approval by the Company’s Chief Executive Officer on a case-by-case basis (collectively, the “MBMG Services”). Pursuant to the MBMG Letter Agreement, MBMG will no longer provide strategic planning and financial structuring services or technical consulting services, review patent applications or provide consulting services with respect to certain legal matters.

Pursuant to the MBMG Letter Agreement, in consideration for the MBMG Services, the Company agreed to compensate MBMG through payment of: (i) an acquisition fee equal to (A) the greater of $250,000 or 6% of the total acquisition price for deals in which the total consideration paid by the Company is less than $50 million; (B) $3,000,000 plus 4% of the consideration paid by the Company in excess of $50 million for deals in which the total consideration paid by the Company is between $50 million and $100 million; (C) $5,000,000 plus 2% of the consideration paid by the Company in excess of $100 million for deals in which the total consideration paid by the Company is between $100 million and $400 million; or (D) $10,200,000 plus 1.1% of the consideration paid by the Company in excess of $400 million for deals in which the total consideration paid by the Company exceeds $400 million; (ii) a success-based due diligence fee of $250,000 on successfully closed deals, (iii) a waivable success-based finance fee of 2% of the acquisition price and (iv) an incentive fee of 5% of an external advisor’s higher valuation of an acquisition, with such fees subject to a customary 12-month tail period in the event of termination of the MBMG Letter Agreement. The MBMG Letter Agreement further provides that (x) MBMG shall have the option to convert up to 50% of all such fees into the Company’s common stock so long as a receivable remains outstanding, convertible at a fixed price of 110% of the lower of the price of such shares on the day of closing or such price in connection with any acquisition financing, as applicable; (y) the Company will no longer compensate MBMG through, among other discontinued fees, a $50,000 monthly consulting fee that would have been due pursuant to the MBMG Agreements and (z) in full satisfaction of specified claims arising out of the MBMG Agreements, the Company shall pay MBMG $420,000, with $200,000 to be paid within three days of the execution of the MBMG Letter Agreement and $220,000 to be paid within 30 days of such execution.

In connection with the Mobile Viewpoint acquisition in August 2021, we paid a fee for due diligence, valuation and related services pursuant to a tail provision under our prior arrangement with MBMG of $1.35 million.

DELINQUENT 16(a) REPORTS

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Amendment any failure to file reports by such dates during fiscal year 2021. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2021, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than ten percent (10%) stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents aggregate fees for professional services rendered by Marcum for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
	2021	2020
Audit fees (1)	$250,945	$295,970
Audit-related fees	—	—
Tax fees (2)	89,584	29,238
All other fees	$—	$—
Total fees	$340,529	$325,208

(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Marcum for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, or services that are normally provided by Marcum in connection with the Company’s statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees include U.S. federal, state and local tax support, and review and preparation of U.S. tax returns.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)       Exhibits

Exhibit Number	Description of Exhibit
1.1	Sales Agreement, dated May 5, 2020, by and between Vislink Technologies, Inc. and A.G.P./Alliance Global Partners(1)
3.1(i)	Amended & Restated Certificate of Incorporation (2)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (3)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (4)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (5)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (6)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (7)
3.1(i)(f)	Certificate of Elimination for Series C Convertible Preferred Stock (5)
3.1(i)(g)	Certificate of Elimination for Series B Convertible Preferred Stock (8)
3.1(i)(h)	Amendment to Certificate of Incorporation filed June 10, 2016 (8)
3.1(i)(i)	Certificate of Designation of Series E Convertible Preferred Stock (9)
3.1(i)(j)	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 11, 2019(10)
3.1(i)(h)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on July 31, 2020(11)
3.1(ii)	Third Amended & Restated Bylaws (12)
4.1	Form of Common Stock Certificate of the Registrant (13)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (14)
4.3	Form of Warrant (15)
4.4	Form of Vislink Promissory Note (16)
4.5	Form of Underwriters’ Warrant for February 2017 Offering (17)
4.6	Form of Warrant for August 2017 Offering (18)
4.7	Form of 6% Senior Secured Convertible Debenture(19)
4.8	Form of Common Stock Purchase Warrant(19)
4.9	Form of Amended and Restated 6% Senior Secured Debenture(20)
4.10	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering(21)
4.11	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.(35)
10.1	2013 Long Term Incentive Plan (22)
10.2	Forms of Agreement Under 2013 Long Term Incentive Plan (22)

Exhibit Number	Description of Exhibit
10.3	2015 Employee Stock Purchase Plan (23)
10.4	2015 Incentive Compensation Plan (23)
10.5	2016 Employee Stock Purchase Plan (24)
10.6	2016 Incentive Compensation Plan (24)
10.7	Amendment to 2016 Employee Stock Purchase Plan(25)
10.8	Amendment to 2016 Incentive Compensation Plan(26)
10.9	2017 Incentive Compensation Plan(27)
10.10	Securities Purchase Agreement, dated August 15, 2017, between the Company and the Purchasers thereto (18)**
10.11	Form of Securities Purchase Agreement, dated May 29, 2018, by and among the Company and the purchaser signatories thereto(19)**
10.12	Form of Security Agreement, dated May 29, 2018, by and among the Company and each of the secured parties thereto(19)**
10.13	Form of Subsidiary Guarantee, dated May 29, 2018, by and among the Company, the purchasers under the Securities Purchase Agreement, and each of the Company’s subsidiaries(19)**
10.14	Form of Registration Rights Agreement, dated May 29, 2018, by and among the Company and the purchasers under the Securities Purchase Agreement(19)**
10.15	Form of Voting Agreement, each dated May 29, 2018, between the Company and each purchaser under the Securities Purchase Agreement (19)**
10.16	Employment Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(28)
10.17	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(28)
10.18	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020(28)
10.19	Form of Separation Agreement to be executed by the Company and John Payne upon the conclusion of John Payne’s employment(29)
10.20	Employment Agreement by and between the Company and Michael Bond, dated as of February 27, 2020(30)
10.21	Form of Separation Agreement to be executed by the Company and Roger G. Branton upon the conclusion of Roger G. Branton’s employment(30)
10.22	Form of Indemnification Agreement by and between the Company and its officers and directors(31)
10.23	Non-Employee Director Compensation Policy(32)
10.24	Form of Non-Employee Director Restricted Shares Agreement(32)
14.1	Code of Ethics(33)
21.1	Subsidiaries of the Registrant(34)
23.1	Consent of Marcum LLP
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (35)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (35)
31.3*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 5, 2020.
(2)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(3)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(4)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 20, 2015.
(5)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(6)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(7)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 27, 2016.
(10)	Filed an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2019.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 5, 2020.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2021.
(13)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(14)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(15)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(21)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 16, 2019.
(22)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(23)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 14, 2016.
(24)	Filed as an Exhibit on Form S-1 with the SEC on June 27, 2016
(25)	Filed as Appendix D on Definitive Schedule 14A with the SEC on May 22, 2017
(26)	Filed as Appendix E on Definitive Schedule 14A with the SEC on May 22, 2017
(27)	Filed as Appendix F on Definitive Schedule 14A with the SEC on May 22, 2017
(28)	Filed as an Exhibit on Current Report on Form 8-K/A with the SEC on January 24, 2020.
(29)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 27, 2020.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 28, 2020.
(31)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 1, 2020.
(32)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 12, 2020.
(33)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.
(34)	Filed as an Exhibit on Form S-1/A with the SEC on October 30, 2019.
(35)	Filed as an Exhibit on Form 10-K with the SEC on March 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: May 2, 2022	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton Miller	Chief Executive Officer	May 2, 2022
Carleton Miller	(Principal Executive Officer)

/s/ Michael C. Bond	Chief Financial Officer	May 2, 2022
Michael C. Bond	(Principal Financial and Accounting Officer)

/s/ Susan Swenson	Chairman of the Board of Directors	May 2, 2022
Susan Swenson

/s/ Jude T. Panetta	Director	May 2, 2022
Jude T. Panetta

/s/ James T. Conway	Director	May 2, 2022
James T. Conway

/s/ Ralph Faison	Director	May 2, 2022
Ralph Faison

/s/ Brian K. Krolicki	Director	May 2, 2022
Brian K. Krolicki

