Form 10-Q
period 2022-03-31
Vislink Technologies, Inc.
filed 2022-05-16
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period than the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by a checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2022, the registrant’s common stock shares are 45,825,089.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2022

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

The Company files reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.vislinktechnologies.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after the Company electronically files such materials or furnishes them to the SEC. The SEC also maintains an Internet site (sec. gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

REFERENCES TO VISLINK

In this Quarterly Report, unless otherwise stated or the context otherwise indicates, references to “VISL,” “Vislink,” “the Company,” “we,” “us,” “our,” and similar references refer to Vislink Technologies, Inc., a Delaware corporation.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$31,023	$36,231
Accounts receivable, net	9,436	9,069
Inventories, net	13,764	11,894
Prepaid expenses and other current assets	2,060	2,470
Total current assets	56,283	59,664
Right of use assets, operating leases	1,312	1,362
Property and equipment, net	1,336	1,173
Intangible assets, net	5,514	5,921
Total assets	$64,445	$68,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,835	$3,075
Accrued expenses	2,791	3,155
Notes payable	—	99
Operating lease obligations, current	446	560
Customer deposits and deferred revenue	1,608	2,113
Total current liabilities	7,680	9,002
Operating lease obligations, net of current portion	1,494	1,507
Deferred tax liabilities	926	978
Total liabilities	10,100	11,487
Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized on March 31, 2022, and December 31, 2021; -0- shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	—	—
Common stock, – $0.00001 par value per share, 100,000,000 shares authorized, 45,825,089 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	344,493	343,746
Accumulated other comprehensive loss	(565)	(297)
Treasury stock, at cost – 2,659 shares as of March 31, 2022, and December 31, 2021, respectively	(277)	(277)
Accumulated deficit	(289,306)	(286,539)
Total stockholders’ equity	54,345	56,633
Total liabilities and stockholders’ equity	$64,445	$68,120

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2022	2021

Revenue, net	$7,154	$4,090
Cost of revenue and operating expenses
Cost of components and personnel	3,423	2,207
Inventory valuation adjustments	96	152
General and administrative expenses	4,910	3,647
Research and development expenses	1,118	602
Amortization and depreciation	457	261
Total cost of revenue and operating expenses	10,004	6,869
Loss from operations	(2,850)	(2,779)
Other income (expense)
Changes in fair value of derivative liabilities	—	(78)
Gain on settlement of debt	—	194
Other income	32	1
Interest expense, net	—	(5)
Total other income (expense)	32	112

Net loss before income taxes	(2,818)	(2,667)

Income taxes
Deferred tax benefits	51	—

Net loss	$(2,767)	$(2,667)

Basic and diluted loss per share	$(0.06)	$(0.07)

Weighted average number of shares outstanding:
Basic and diluted	45,822	36,591

Comprehensive loss:
Net loss	$(2,767)	$(2,667)
Unrealized loss on currency translation adjustment	(268)	(43)
Comprehensive loss	$(3,035)	$(2,710)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022, AND 2021

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ended March 31, 2022:

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total
Balance, January 1, 2022	—	$—	45,825,089	$—	$343,746	$(297)	$(277)	$(286,539)	$56,633
Net loss	—	—	—	—	—	—	—	(2,767)	(2,767)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(268)	—	—	(268)
Stock-based compensation	—	—	—	—	747	—	—	—	747
Balance, March 31, 2022	—	$—	45,825,089	$—	$344,493	$(565)	$(277)	$(289,306)	$54,345

Three months ended March 31, 2021:

Balance, January 1, 2021	—	$—	21,382,290	$—	$280,273	$148	$(277)	$(270,147)	$9,997
Net loss	—	—	—	—	—	—	—	(2,667)	(2,667)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(43)	—	—	(43)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	24,261,418	—	59,091	—	—	—	59,091
Exercise of common stock warrants	—	—	2,291	—	2	—	—	—	2
Exercise of cashless common stock warrants	—	—	6,250	—	—	—	—	—	—
Warrants issued in a settlement agreement					74				74
Stock-based compensation	—	—		—	40	—	—	—	40
Balance, March 31, 2021	—	$—	45,652,249	$—	$339,480	$105	$(277)	$(272,814)	$66,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities
Net loss	$(2,767)	$(2,667)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on settlement of debt	—	(194)
Deferred tax benefits	(51)	—
Stock-based compensation	747	40
Stock issuance commitments	—	50
Warrants issued in a settlement agreement	—	74
Provision for bad debt	6	45
Recovery of bad debt	(56)	(34)
Inventory valuation adjustments	96	152
Amortization of right of use assets, operating assets	52	54
Depreciation and amortization	457	261
Change in fair value of derivative liabilities	—	78
Changes in assets and liabilities
Accounts receivable	(408)	1,154
Inventory	(2,208)	(2,395)
Prepaid expenses and other current assets	383	(446)
Accounts payable	(184)	(1,109)
Accrued expenses and interest expense	(333)	(136)
Operating lease liabilities	(127)	(98)
Deferred revenue and customer deposits	(486)	827
Net cash used in operating activities	(4,879)	(4,344)
Cash flows used in investing activities
Cash used in for property and equipment	(209)	(46)
Net cash used in investing activities	(209)	(46)
Cash flows provided in financing activities
Proceeds received from equity financings	—	62,663
Costs incurred in connection with equity financing	—	(3,572)
Proceeds from the exercise of common stock warrants	—	2
Principal payments made on notes payable	(99)	(25)
Net cash (used in) provided by financing activities	(99)	59,068
Effect of exchange rate changes on cash	(21)	9
Net (decrease) increase in cash	(5,208)	54,687
Cash, beginning of period	36,231	5,190
Cash, end of period	$31,023	$59,877

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1	$5

Supplemental disclosure of non-cash information:
Common stock warrants issued in connection with:
Settlement of debt	$—	$74

ROU assets and operating lease obligations recognized (Note 6):
Operating lease assets recognized	$—	—
Less: non-cash changes to operating lease assets
amortization	(52)	(54)
	$(52)	$(54)

Operating lease liabilities recognized	$—	$—
Less: non-cash changes to operating lease liabilities
accretion	(127)	(98)
	$(127)	$(98)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Vislink, incorporated in Delaware in 2006, is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

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

Military And Government:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

Satellite Communications:

Over 30 years of technical expertise supports Vislink’s satellite solutions. These solutions ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, and engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters.

Connected Edge Solutions:

Vislink offers the hardware and software solutions needed to acquire, produce, contribute, and deliver video over all private and public networks with the Mobile Viewpoint acquisition. Connected edge solutions aid the video transport concept of utilizing ubiquitous IP networks and cloud-scale compute across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decode, and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:

●	Bonded cellular (3G and 4G)
●	Satellite
●	Fiber
●	Emerging networks, including 5G and Starlink

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared under the United States generally accepted accounting principles (“US GAAP”) for interim financial information and following Form 10-Q and Regulation S-X instructions. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements. Read these financial statements in conjunction with the consolidated financial statements filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2022, as amended on May 2, 2022. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present the Company’s consolidated financial position as of March 31, 2022, the results of its operations, and cash flow for the three months ended March 31, 2022, and 2021. Such adjustments are of a routine recurring nature. The results of operations for the three months ended March 31, 2022, may not indicate results for an entire year, any other interim period, or any future year period.

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

Risks and Uncertainties

The future impacts of the Russia-Ukraine war, the novel coronavirus (“COVID-19”) pandemic, and their residual effects including economic uncertainty, an inflationary environment, disruptions within the global supply chain, and labor markets within worldwide industries remain uncertain. These circumstances have created prevalent uncertainty and risk. Although capital markets and economies worldwide improved during the fourth quarter of 2021 and the first quarter of 2022, from the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries, which could cause a local or global economic recession considering the worldwide impact of the Russian-Ukrainian conflict as well. Such economic disruption could have a material adverse effect on our business. Although we do not presently foresee risks that may impact our company’s liquidity, operating results, and financial reporting, we monitor the circumstances mentioned above to assess direct material adverse effects on our business, financial condition, or results of operations. Therefore, accounting estimates and assumptions may change over time in response to these impacts. Interim period results are not necessarily indicative of the expected results for the full fiscal year.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

We account for the Company’s operating results under ASC Topic 606, adopted on January 1, 2019. It is a comprehensive revenue recognition model that requires recognition when the Company transfers control of the promised goods or services to our customers at an amount that reflects the consideration that we expect to receive. The application of ASC Topic 606 requires us to use more judgment and make more estimates than under previously issued guidance.

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

Other intangible assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of Integrated Microwave Technologies (“IMT”), Vislink, and Mobile Viewpoint Corporate B.V. (“MVP”). A third-party appraiser determined the value of these acquired assets for these business combinations. Absent an indication of fair value from a potential buyer or similar specific transactions, we have determined that using the methods employed provided a reasonable estimate in reporting the values assigned. The Company amortizes intangible asset costs over their useful lives of 3 to 15 years with its net book value reported on the balance sheet.

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

The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842. There were no capital leases, which are now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of March 31, 2022.

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

Stock-Based Compensation (continued)

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

Restricted Stock Unit Awards (“RSUs”) — Time Based:

Under ASC 718, the exercise price for RSUs is determined using the fair market value of the Company’s common stock on the date of the grant. For an award with graded vesting subject only to a service condition (e.g., time-based vesting), ASC 718-10-35-8 provides an accounting policy choice between graded vesting attribution or straight-line attribution. The Company elects the graded vesting method, recognizing compensation expense for only the portion of awards expected to vest. Forfeitures of time-based units and awards are recognized as they occur. Stock-based compensation costs are calculated using the closing stock price on the grant date to estimate time-based restricted stock units’ fair value.

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

Loss Per Share

The Company reports loss per share under ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. The basic loss per share calculation divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period, without considering common stock equivalents. The diluted loss per share calculation is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Anti-dilutive potential common stock equivalents are excluded from the calculation of loss per share:
Stock options	518	53
Warrants	9,188	9,299
	9,706	9,352

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

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs consist of items that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below. As of March 31, 2022, the Company had no fair valued assets or liabilities classified under Level 1 or Level 2.

●	Level 1 – Quoted prices in active markets for identical assets or liabilities,
●	Level 2 – Observable prices based on inputs not quoted on active markets but corroborated by market data,
●	Level 3 – Unobservable inputs are used when little or no market data is available; the fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 7).

Foreign Currency and Other Comprehensive Gain (Loss)

We have two foreign subsidiaries, one in the United Kingdom and the other in the Netherlands, and their functional currencies are British Pounds and Euros, respectively. We record gains or losses resulting from foreign currency transactions in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered a long-term investment accumulated and credited or charged to other comprehensive income. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates at the balance sheet date and for income statement accounts using an average exchange rate during the period. We included gains or losses resulting from such translation as a separate component of accumulated other comprehensive (loss) income.

Transaction gains and losses are recognized in our operations’ results based on the difference between the foreign exchange rates on the transaction date and the reporting date. The foreign currency exchange gains and losses are included as a component of general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	Three Months Ended
	March 31,
	2022	2021
Net foreign exchange transactions:
Gains (losses)	$(16,000)	$(43,000)
Accumulated comprehensive income:
Unrealized gains (losses) on currency translation adjustment	$(268,000)	$(43,000)

The exchange rates adopted for the foreign exchange transactions are quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. The Company translated amounts from British Pounds into United States Dollars and Euros to British Pounds at the following exchange rates for the respective periods:

●	As of March 31, 2022 – £1.3132500 to $1.00; €0.8462040 to £1.00
●	The average exchange rate for the three months ended March 31, 2022 – £1.3413086 to $1.00; €0.8361689 to £1.00

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

Recently Issued Accounting Principles

Current accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a loss from operations of approximately $2.9 million and cash used in operating activities of $4.9 million for the three months ended March 31, 2022. The Company had $48.6 million in working capital, $289.3 million in accumulated deficits, and $31.0 million of cash on hand as of March 31, 2022.

The enduring effect of the COVID-19 pandemic, including the advent of Delta and Omicron variants, plus the uncertainty of possible future variants, may subject the Company to particular challenges in its business, financial condition, results of operations, and cash flows. The unpredictability of the pandemic’s scope, severity, duration, and actions implemented to alleviate its direct and indirect economic effects and containment measures provide no assurances that the pandemic will not have material adverse repercussions on the Company’s operations, liquidity, financial condition, and any residual unfavorable consequences to global economics.

The Company bases its evaluation on possibilities that may prove wrong and could exhaust our available capital resources sooner than we expect. Developments may take place, including those beyond our control, that would cause us to consume our available capital more quickly, including but not limited to those relating to the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. Notwithstanding these risks and uncertainties, based on management’s liquidity preservation program and proactive spending reductions implemented in the fiscal year 2020, as well as previous capital injections, the Company believes it will have sufficient funds to continue its operations for at least twelve months from the date of these financial statements.

NOTE 3 – ACQUISITION OF MOBILE VIEWPOINT CORPORATE B.V.

On August 16, 2021, the Company, through a wholly-owned subsidiary, entered into a stock purchase agreement with Triple I.T. Corporate B.V., a private company incorporated in the Netherlands, under which the Company acquired 100% of the outstanding capital of MVP for an aggregate purchase price of €14,824,278 (or approximately $17.5 million based on a USD to EUR exchange rate of 0.85 as of August 13, 2021) plus the assumption and payment of €717,785 of intercompany indebtedness, all paid by the Company in cash, subject to certain routine closing adjustments in respect of working capital and net indebtedness (“The Transaction”). The Transaction was closed on August 16, 2021.

The Company accounts for the acquisition under the acquisition method under ASC 805 “Business Combinations,” and we elected not to apply pushdown accounting upon the purchase of MVP. Therefore, we recognized the preliminary historical basis of MVP’s acquired assets and liabilities. We identify any excess of the consideration paid in excess of the net assets acquired in the table below. In addition, we recorded approximately $1.6 million of preliminary acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) not included as a component of consideration transferred but are required to be expensed as incurred and included in our consolidated statement of operations.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ACQUISITION OF MOBILE VIEWPOINT CORPORATE B.V. (continued)

The following table summarizes the historical value of the assets and liabilities as of the acquisition date, allocation of the consideration paid in excess of net assets acquired, relative useful lives, and amortization method of the listed intangible assets.

	As Initially Reported	Measurement Period Adjustments	As Adjusted

Fair value of consideration transferred:

Cash	$18,311,000	$—	$18,311,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$965,000	$—	$965,000
Accounts receivable, net	911,000	—	911,000
Inventories, net	2,534,000	1,231,000	3,765,000
Prepaid expenses and other assets	625,000	(112,000)	513,000
Property and equipment, net	149,000	—	149,000
Accounts payable	(507,000)	—	(507,000)
Accrued expenses	(551,000)	—	(551,000)
Customer deposits and deferred revenue	(293,000)	—	(293,000)
Deferred tax liabilities	—	(978,000)	(978,000)
Total identifiable net assets	$3,833,000	$141,000	$3,974,000

Consideration paid	$18,311,000	$—	$18,311,000
Total identifiable assets acquired	3,833,000	141,000	3,974,000

Excess of consideration paid over net assets acquired	$14,478,000	$(141,000)	$14,337,000

Preliminary allocation of the consideration paid in excess of the net assets acquired:

Trade name	$730,000	$70,688	$800,688
Proprietary technology	1,850,000	282,749	2,132,749
Customer relationship	3,723,000	(1,508,003)	2,214,997
Goodwill	8,175,000	1,013,566	9,188,856

Total intangible assets acquired	$14,478,000	$(141,000)	$14,337,000

As a result of the updated purchase price allocations for the MVP acquisition on August 16, 2021, specific fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from our external valuation specialists’ updated valuation reports and appraisals and revisions to internal account classifications. The changes from the final valuation report included an increase of $1.23 million in inventory, $0.07 million in the trade name, $.028 million in proprietary technology, and $0.04 million in goodwill, offset by a reduction of $1.51 million in customer relationships. The revision in internal account classification resulted in a decrease of $0.11 million in prepaid expenses and other current assets with a reciprocal increase of $0.11 million in inventory

In the fourth quarter of 2021, Goodwill was fully impaired in the amount of $9,188,856.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ACQUISITION OF MOBILE VIEWPOINT CORPORATE B.V. (continued)

Intangible assets acquired:

The Purchaser acquired intangible assets from MVP as a result of the Transaction. The Tradename, Proprietary Technology, and Customer Relationships are intangible assets noted to have a finite life, while Goodwill has an indefinite life span. The finite life intangible assets will be amortized using the straight-line method of the respective lives of each asset, while the indefinite life intangible assets will not be amortized.

Based thereon, below are the acquired intangibles with their relative useful lives and method of amortization:

Intangible Asset	Useful Life	Amortization Method

Tradename	15 Years	Straight-line
Proprietary Technology	5 Years	Straight-line
Customer Relationships	10 Years	Straight-line
Goodwill	Indefinite	N/A

The following presents the unaudited Pro-forma combined results of operations of Vislink with MVP:

	Three Months Ended
	March 31,
	2022	2021
Revenues, net	$7,154	$5,286

Net income (loss) allocable to common stockholders	$(2,767)	$(2,579)

Net income (loss) per share	$(0.06)	$(0.07)

Weighted average number of shares outstanding	45,822	36,591

The unaudited Pro-forma results of operations are presented for information purposes only. The unaudited Pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2021, or to project potential operating results as of any future date or for any future periods.

NOTE 4 — INTANGIBLE ASSETS

The following table illustrates finite intangible assets as of March 31, 2022:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net

Balance, December 31, 2021	$2,132,000	$(223,000)	$12,378,000	$(11,843,000)	$2,251,000	$(1,052,000)	$5,095,000	$(2,817,000)	$5,921,000

Amortization	—	(145,000)	—	(164,000)	—	(35,000)	—	(63,000)	(407,000)

Balance, March 31, 2022	$2,132,000	$(368,000)	$12,378,000	$(12,007,000)	$2,251,000	$(1,087,000)	$5,095,000	$(2,880,000)	$5,514,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — INTANGIBLE ASSETS (continued)

Proprietary Technology:

The Company amortizes proprietary technology over their useful lives of 3 to 5 years. The proprietary technology consists of wireless multiplex transmitters, and artificial intelligence developed and used by MVP internally to produce and sell products or services to the end-user or customer.

Patents and Licenses:

The Company amortizes filed patents and licenses over their useful lives, ranging from 18.5 to 20 years. The amortization of the costs incurred by processing provisional patents and pending applications begins after successfully reviewing and filing.

Trade Name and Technology:

The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years. The prior acquisition of the Company’s subsidiaries, IMT and Vislink, created these intangible assets of trade names, technology, and customer lists, and on August 16, 2021, the acquisition of MVP.

The Company has recognized net capitalized intangible costs as follows:

	March 31,	December 31,
	2022	2021
Proprietary Technology	$1,766,000	$1,910,000
Patents and Licenses	370,000	535,000
Trade Names and Technology	1,163,000	1,198,000
Customer Relationships	2,215,000	2,278,000
	$5,514,000	$5,921,000

The Company has recognized the amortization of intangible assets as follows:

	Three Months Ended
	March 31,
	2022	2021
Proprietary Technology	$145,000	$—
Patents and Licenses	164,000	165,000
Trade Names and Technology	35,000	36,000
Customer Relationships	63,000	9,000
	$407,000	$210,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 5.3 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending March 31,
2023	$1,026,000
2024	655,000
2025	655,000
2026	640,000
2027	555,000
Thereafter	1,983,000
$5,514,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — NOTES PAYABLE

The table below represents the Company’s notes payable as of March 31, 2022, and December 31, 2021:

	Principal
	3/31/22	12/31/21

On April 5, 2021, the Company renewed its D & O insurance policy and increased the premium to approximately $1,098,000, less a down payment of $225,000, financing the remaining balance of approximately $872,000. The loan’s terms are nine months at a 5.25% annual interest rate and a monthly principal and interest payment of approximately $99,000 and paid in full in January 2022. For the three months ended March 31, 2022, and 2021, the Company recorded no interest expense.	$—	$99,000
	$—	$99,000

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

On March 31, 2022, the Company recorded approximately $1.31 million of ROU assets net of $1.08 million of accumulated amortization on the balance sheet. Additionally, the Company recorded relatively $1.94 million of operating lease liabilities, of which $0.45 million is current and $1.49 million is non-current, as reported on the balance sheet. The weighted-average remaining term for lease contracts was 4.0 years on March 31, 2022, with maturity dates from September 2022 to January 2027. The weighted-average discount rate was 9.3% on March 31, 2022.

Adjustments for straight-line rental expense for the respective periods was not material. The majority of costs recognized are reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs, taxes, and variable service charges on leased properties were immaterial. Besides, we have the right to renew individual leases for various renewal terms, but no obligation. There were no new leases during the three months ending March 31, 2022.

The following table illustrates operating lease data for the three months ended March 31, 2022, and 2021:

	Three Months Ended
	March 31,
	2022	2021
Lease cost:
Operating lease cost	$119,000	$125,000
Short-term lease cost	149,000	140,000

Total lease cost	$268,000	$265,000

Cash paid for lease liabilities:
Cash flows from operating leases	$127,000	$163,000

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Weighted-average remaining lease term—operating leases	4.0 years	4.0 years

Weighted-average discount rate—operating leases	9.3%	9.2%

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — LEASES (continued)

Maturities of operating lease liabilities were as follows as of March 31, 2022:

Amount

2023	$668,000
2024	569,000
2025	475,000
2026	404,000
2027	223,000
Thereafter	24,000
Total lease payments	2,363,000
Less: imputed interest	423,000
Present value of lease liabilities	1,940,000
Less: Current lease liabilities	446,000
Non-current lease liabilities	$1,494,000

The table below lists the location and lease expiration date from 2022 through 2027:

Location	Square Footage	Lease-End Date	Approximate Future Payments
Colchester, U.K. – Waterside House	16,000	Mar 2025	$873,000
Singapore	950	July 2023	41,000
Sarasota, FL	1,205	Sep 2022	18,000
Billerica, MA	2,000	Dec 2026	489,000
Hemel, UK	12,870	Oct 2023	269,000
Mount Olive, NJ	7,979	Jan 2027	673,000

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

The Company records derivative liabilities on its consolidated balance sheet at their fair value on the issuance date. The Company revalues the derivative liabilities on each subsequent balance sheet until exercised or expired, with any changes in the fair value between reporting periods recorded as other income or expense. The Company uses option pricing models and assumptions based on the instruments’ characteristics on the valuation date. We use assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate to estimate fair value.

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Number of shares underlying the warrants	—	75,855
The fair market value of stock	$—	$2.93
Exercise price	$—	$0.906 to $ 827.28
Volatility	—%	152% to 181%
Risk-free interest rate	—%	0.03% to 0.14%
Expected dividend yield	—	—
Warrant life (years)	—	0.1 to 2.2

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — DERIVATIVE LIABILITIES (continued)

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$—	$21,000
Change in fair value of derivative liabilities	—	79,000
Ending balance	$—	$100,000

NOTE 8 — STOCKHOLDERS’ EQUITY

Common stock issuances

During the three months ended March 31, 2022, the Company:

●	Recognized approximately $747,000 of stock-based compensation costs associated with outstanding equity awards recorded in general and administrative expenses with the offset to additional paid-in capital.

Common stock warrants

During the three months ended March 31, 2022, 21,877 warrants expired. The weighted average exercise price of warrants outstanding on March 31, 2022, is $3.80, with a weighted average remaining contractual life of 3.8 years. As of March 31, 2022, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of March 31, 2022:

	Number of Warrants (in shares)	Weighted Average Exercise Price

Outstanding, December 31, 2021	9,209,811	$4.10
Warrants expired	(21,877)	$(120.00)
Outstanding, March 31, 2022	9,187,934	$3.80
Exercisable, March 31, 2022	9,187,934	$3.80

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION

Stock Options

Equity Incentive Plans:

The following table illustrates various plan data under equity incentive plan awards as of March 31, 2022, and 2021:

	March 31,
	2022	2021

Stock-based compensation expense	$1,000	$12,000

Remaining expense of stock-based compensation	$—	$17,000

Remaining amortization period	0.0 years	0.9 years

Intrinsic value per share	$—	$—

Status:

Beginning balance, quantity of outstanding options	49,925	56,399

Options canceled/expired	(250)	(3,224)

Ending balance, quantity of outstanding options	49,675	53,175

Ending balance, quantity of exercisable options	49,258	50,953

Range of exercise prices	$6.96 to $1,173.60	$6.96 to $97.20

Weighted Averages:

Outstanding, beginning	$89.79	$89.79

Canceled, expired	(97.20)	(89.08)

Outstanding, ending	$88.22	$87.71

Exercisable, ending	$88.91	$90.56

Remaining contractual life in years, outstanding and exercisable options	5.3 years	6.3 years

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION (continued)

Time-vested stock options:

In connection with their employment agreement(s), the Company granted the following ten-year, non-statutory time-vested option inducement awards under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (all subject to continued employment):

Recipient	Date of Grant	Options Granted	Exercise Price	Vesting Commencement Date	Expiration Date	25% Vesting	75% Remaining Vesting

● Carleton M. Miller — CEO	1/22/20	359,247	$1.71	1/22/20	1/22/30	1/22/21	36 equal monthly periods

● Michael Bond — CFO	2/27/20	135,168	$0.96	4/1/20	4/1/30	4/1/21	36 equal monthly periods

In determining the time-vested options award’s grant-date fair value, the following assumptions were used:

	Expected term (years)	Expected dividend yield	Risk-free interest rate	Volatility	Exercise Price

● Carleton M. Miller — CEO	6.5	—	1.57%	153.0%	$1.71

● Michael Bond — CFO	6.3	—	0.62%	155.0%	$0.96

Note: no time-vested option awards were granted during the three months ended March 31, 2022

The following table illustrates various plan data under time-vested stock option awards as of March 31, 2022, and 2021:

	March 31,

	2022	2021

Stock-based compensation expense	$28,000	$28,000

Weighted average remaining contractual life — options outstanding and exercisable	7.9 years	8.9 years

Remaining expense of stock-based compensation	$470,000	$582,000

Remaining amortization period	1.9 years	2.9 years

Intrinsic value per share	$0.11	$1.75

Status:

Quantity outstanding	494,415	494,415

Weighted-average exercise price - outstanding	$0.95	$1.18

Quantity exercisable	267,815	134,866

Weighted-average exercise price - exercisable	$1.75	$4.32

Range of exercise prices	$0.96 to $1.71	$0.96 to $1.71

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION (continued)

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

				Options Vesting Dates		Options Vesting Schedule
Recipient	Date of Grant	Options Granted	Exercise Price	Commencement	Expiration	Tranche 1	Tranche 2	Tranche 3

Carleton M. Miller — CEO	1/22/20	250,000	$1.71	1/22/20	1/22/30	*83,334	**83,333	***83,333

Applicable performance conditions:

*	Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $6,000,000 accumulated over four consecutive fiscal quarters.

**	Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $15,000,000 accumulated over four consecutive fiscal quarters.

***	Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $23,000,000 accumulated over four consecutive fiscal quarters.

In determining the time-vested options award’s grant-date fair value, the following assumptions were used:

	Expected term (years)	Expected dividend yield	Risk-free interest rate	Volatility	Exercise Price

● Carleton M. Miller — CEO	6.5	—	1.57%	153.0%	$1.71

Note: no time-vested option awards were granted during the year ended December 31, 2021

The following table illustrates various plan data under performance-based stock option awards as of March 31, 2022, and 2021:

	March 31,

	2022	2021

Stock-based compensation expense	$—	$—

Weighted average remaining contractual life — options outstanding and exercisable	7.8 years	8.8 years

Remaining expense of stock-based compensation	$414,000	$414,000

Remaining amortization period	2.8 years	3.8 years

Intrinsic value per share	$—	$1.28

Status:

Quantity outstanding	250,000	250,000

Weighted-average exercise price - outstanding	$1.65	$1.65

Quantity exercisable	—	—

Weighted-average exercise price - exercisable	$—	$—

Range of exercise prices	$1.71	1.71

The probability of achieving any required metrics for vesting is inconclusive as of March 31, 2022. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any un-recognized costs over the remaining requisite service period of the awards.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION (continued)

Restricted Stock Units

Restricted stock awards — time-based:

The Company granted the following awards under the amended 2013 Plan for restricted stock units (“RSUs”) subject to continued employment:

	Grant			Initial RSUs Vesting		Remaining RSUs Vesting

Recipient	Date	Units	Exercise Price	Date	Units	Units	Terms

Carleton M. Miller — CEO	3/3/21	598,665	$3.60	3/3/22	199,555	399,110	24 equal monthly periods

Michel Bais — Managing Director	8/17/21	200,000	$1.89	8/17/22	50,000	150,000	36 equal monthly periods

Ronnie Hamilton — VP Global Operations	1/12/22	200,000	$1.10	1/12/23	66,000	134,000	24 equal monthly periods

Group of 22 Employees	2/17/22	515,000	$0.98	2/17/23	169,950	345,050	24 equal monthly periods

Carleton M. Miller — CEO	2/16/22	1,033,076	$1.05	2/16/23	258,269	774,807	36 equal monthly periods

Mike Bond — CFO	2/16/22	392,985	$1.05	2/16/23	98,246	294,739	36 equal monthly periods

The following table illustrates various plan data under time-based restricted stock awards as of March 31, 2022, and 2021:

	March 31,

	2022	2021

Stock-based compensation expense	$718,000	$—

Weighted average remaining contractual life — options outstanding and exercisable	3.2 years	3.8 years

Weighted average remaining contractual life — options exercisable	5.8 years	—

Remaining expense of stock-based compensation	$4,037,000	$2,155,000

Remaining amortization period	3.2 years	2.3 years

Intrinsic value per share	$—	$—

Status:

Quantities outstanding:
Beginning — January 1st	798,655	—
Restricted stock units granted	2,141,061	598,665
Ending — March 31st	2,939,716	598,665

Quantities exercisable – March 31st	199,555	—

Weighted-averages exercise price outstanding:
Beginning — January 1st	$3.17	$—
Restricted stock units granted	1.04	3.60
Ending — March 31st	$1.37	$3.60

Weighted-averages exercise price exercisable – March 31st	$7.20	$—

Range of exercise prices	$0.98 to $3.60	$3.60

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION (continued)

Restricted stock awards — performance-based:

The Company granted the following awards under the amended 2013 Plan for restricted stock units (“RSUs”) subject to performance vesting conditions and continued employment:

	Grant			Units Vesting Schedule
Recipient	Date	Units	Exercise Price	Tranche 1	Tranche 2	Tranche 3
Carleton M. Miller — CEO	3/3/21	896,665	$3.60	299,555	299,555	299,555

Michael Bond — CFO	12/31/20	368,715	$1.32	122,905	122,905	122,905

Note: The above performance-based restricted stock units met all three revenue thresholds in the last quarter of 2021, and the Company recognized stock-based compensation expense accordingly for the year ending December 31, 2021.

	Grant			Units Vesting Schedule
Recipient	Date	Units	Exercise Price	Tranche 1	Tranche 2	Tranche 3

Carleton M. Miller — CEO	2/16/22	1,033,076	$1.05	*344,359	**344,359	***344,359

Michael Bond — CFO	2/16/22	392,985	$1.05	*130,995	**130,995	***130,994

*	RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $35,575,000 accumulated over four consecutive fiscal quarters.

**	RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $37,353,000 accumulated over four consecutive fiscal quarters.

***	RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $39,220,000 accumulated over four consecutive fiscal quarters.

Note: the determination of revenue for any fiscal period shall be made based on the Company’s revenues on a consolidated basis for each such fiscal period if the employee remains in continuous employment with the Company through the date the Compensation Committee certifies the revenue for such fiscal period and authorizes the issuance of the underlying shares of common stock to the employee according to his award agreement. Except as provided in each employment agreement, if an individual ceases to be an employee of the Company before any vesting date, the remaining portion of the total number of shares unvested is forfeited. The probability of achieving any required metrics for vesting is inconclusive as of March 31, 2022. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any un-recognized costs over the remaining requisite service period of the awards.

The following table illustrates various plan data under time-based restricted stock awards as of March 31, 2022, and 2021:

	March 31,
	2022	2021

Stock-based compensation expense	$—	$—

Remaining expense of stock-based compensation	$1,498,000	$3,722,000

Intrinsic value per share	$—	$—

Status:

Quantities outstanding:
Beginning — January 1st	1,267,380	368,715
Restricted stock units granted	1,426,061	889,665
Ending — March 31st	2,693,441	1,258,380

Quantities exercisable – March 31st	1,267,380	—

Weighted-averages exercise price outstanding:
Beginning — January 1st	$2.94	$8.77
Restricted stock units granted	1.05	0.55
Ending — March 31st	$1.94	$2.96

Weighted-averages exercise price exercisable – March 31st	$4.12	$—

Range of exercise prices	$1.05 to $3.60	$1.32 to $3.60

Non-employee director annual equity awards:

Each non-employee director receives an annual equity award of restricted stock valued at $40,000. All annual awards vest in a single installment on the next annual meeting of stockholders, subject to earlier vesting in the case of a change of control. However, during the quarter ended March 31, 2022, the Board unanimously determined that it would be in the best interests of the Company and its stockholders to provide for a grant of 200,000 shares with ratable annual vesting over a five-year period and a double trigger change-of-control provision for each non-employee director.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

The table below represents the Company’s matching contributions as follows:

	Three Months Ended
	March 31,
	2022	2021

Company matching contributions - Group Personal Pension Plan, U.K.	$49,000	$40,000

NOTE 11 — CONCENTRATIONS

Customer concentration risk

During the three months ended March 31, 2022, approximately 21% of the Company’s revenue came from a single customer exceeding 10% of the Company’s total consolidated sales for approximately $1,515,000. During the three months ended March 31, 2021, approximately 11% of the Company’s revenue came from a single customer exceeding 10% of the Company’s total consolidated sales for approximately $466,000.

On March 31, 2022, approximately 45% of the Company’s consolidated net accounts receivable was due from one customer for approximately $4,204,000. On March 31, 2021, approximately 12% of the Company’s consolidated net accounts receivable was due from one customer for approximately $407,000.

Vendor concentration risk

During the three months ended March 31, 2022, no vendor met the criteria in excess of 10% of the Company’s consolidated purchases. During the three months ended March 31, 2021, approximately 13% of the Company’s consolidated inventory purchases came from one vendor for approximately $473,000.

On March 31, 2022, approximately 15% of the Company’s consolidated accounts payable was due from one customer for approximately $438,000. On March 31, 2021, three vendors representing approximately $636,000 (22%), $434,000 (15%), and $317,000 (11%), respectively of the Company’s consolidated accounts payable.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. Vislink disaggregated revenue by primary geographical markets and revenue sources in the following tables:

	Three Months Ended
	March 31,
	2022	2021

Primary geographical markets:
North America	$2,428,000	$1,692,000
South America	50,000	146,000
Europe	2,483,000	1,279,000
Asia	542,000	431,000
Rest of World	1,651,000	542,000
	$7,154,000	$4,090,000

Primary revenue source:
Equipment sales	$6,278,000	$3,766,000
Installation, integration, and repairs	243,000	275,000
Warranties	339,000	49,000
Other (See Note 13)	294,000	—
	$7,154,000	$4,090,000

Long-Lived Assets:
United States	$2,382,000	$2,498,000
United Kingdom	5,780,000	1,370,000
	$8,162,000	$3,868,000

NOTE 13 - REBATES

The amounts generated in Note 12 as part of the Primary revenue source “other” resulted from rebates issued to the Company’s filing appropriate governmental forms related to the research costs incurred by our U.K. subsidiary in prior fiscal years. The Company expects to continue filing applicable rebate forms for the 2022 fiscal year but cannot guarantee that such rebates will be available in future financial periods at similar levels or at all.

NOTE 14 — SUBSEQUENT EVENTS

On April 28, 2022, the Company entered a one-year lease for 600 square feet of administrative office space in Lutton, UK, commencing on May 3, 2022, and terminating on May 31, 2023, for approximately £1,320 monthly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, the audited consolidated financial statements and the notes thereto, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission

Cautionary Note About Forward-Looking Statements

This report includes forward-looking statements that, although based on assumptions that we consider reasonable, are subject to risks and uncertainties, which could cause actual events or conditions to differ materially from those currently anticipated and expressed or implied by such forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to this report entirely and understand that our actual future results may be materially different from what we expect. You should also review the factors and risks we describe in reports we will file or submit from time to time with the SEC after this report’s date. We qualify all of our forward-looking statements by these cautionary statements.

Overview of COVID-19 Effects

The ongoing global health crisis (including resurgences) resulting from the pandemic has and continues to disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or voluntarily. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, and worldwide governmental authorities have taken extraordinary steps to contain and combat the impact of the coronavirus. While the outbreak recently appeared to be trending downward, notably as vaccination rates increased, new variants of COVID-19 continue emerging, including the Delta variant and the highly transmissible Omicron variant and subsequent variants, spreading throughout the United States and globally and causing significant uncertainty.

The global economy, our markets, and our business have been and may continue to be materially and adversely affected by COVID-19. Mounting omicron infections have forced firms to scramble, threatening economic recovery, and many employers vow to stay open but struggle as employees fall sick or quarantined. The recovery remains vulnerable to the coronavirus’s unpredictable trajectory.

The COVID-19 pandemic in generating cases worldwide affects air and sea cargo shippers, factory shutdowns, and closures, creating global supply-chain bottlenecks, shortages of components, and surging prices of critical raw materials, squeezing manufacturers globally. We cannot foresee if worldwide governments can effectively contain the outbreak of COVID-19 on a sustained basis, nor can we predict the severity and duration of its impact. We cannot predict the effect of the Delta or Omicron variant or other new, more contagious, or lethal variants that may emerge, the effectiveness of COVID-19 vaccines against the Delta or Omicron variant or such different variants, and the related responses by governments, including reinstated government-imposed lockdowns or other measures.

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

In addition, the Company is uncertain of the total effect the pandemic will have on it in the long term since the scope and duration of the pandemic is unknown. The protocol followed in distributing effective vaccines across the world, and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta, Omicron, and other variants, will impact the stability of economic recovery and growth. The extent to which the operations of the Company, and the operations of its customers and supply chain, may be adversely impacted by the COVID-19 pandemic will depend mainly on these future developments. The Company may experience long-term disruptions to its operations resulting from government policy or guidance; quarantines of employees, customers, and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. The Company is actively monitoring and will continue to monitor the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Ukraine/Russian Conflict

The Company does not generate revenue from the Russian or Ukrainian countries, nor do we have a physical presence, employees, or contractors in these areas. The Russian government’s invasion of Ukraine and the resultant sanctions imposed by the U.S. and other governments—designed to inflict severe consequences on the Russian economy—are impacting business continuity, liquidity, and asset values in Ukraine and Russia, agitating markets worldwide. It is difficult to estimate the impact of the ongoing invasion on the global economy, including increased inflation and higher energy and transportation costs; the invasion of Ukraine could adversely impact our financial results. Although we do not presently foresee risks that may affect our Company’s liquidity, operating results, and financial reporting, we monitor developments in Ukraine to assess direct material adverse effects on our business, financial condition, or results of operations.

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

Overview

Vislink, incorporated in Delaware in 2006, is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

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

Military And Government:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, a criminal investigation, crisis management, mobile command posts, and field operations.

Satellite Communications:

Over 30 years of technical expertise supports Vislink’s satellite solutions. These solutions ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, and engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters.

Connected Edge Solutions:

Vislink offers the hardware and software solutions needed to acquire, produce, contribute, and deliver video overall private and public networks with the Mobile Viewpoint acquisition. Connected edge solutions aid the video transport concept of utilizing ubiquitous IP networks and cloud-scale compute across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decode, and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:

●	Bonded cellular (3G and 4G)
●	Satellite
●	Fiber
●	Emerging networks, including 5G and Starlink

Results of Operations

Comparison for the three months ended March 31, 2022, and 2021

Revenues

Revenues for the three months ended March 31, 2022, were $7.2 million compared to $4.0 million for the three months ended March 31, 2021, representing an increase of $3.2 million or 80%. The increase in revenues is predominantly due to three factors (1) an increase in live event-related sales attributable to the return of these activities to pre-pandemic levels. (2) an increase in military/government sales and (3) the recognition of additional revenue from the August 16, 2021 acquisition of MVP.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

The cost of components and personnel for the three months ended March 31, 2022, was $3.4 million compared to $2.2 million for the three months ended March 31, 2021, representing an increase of $1.2 million or 55%. The increase in the cost of components and personnel is predominately twofold: (1) an increase in expenditures associated with the upsurge in production, including labor necessary to yield the growth in the sale of products during the year, and (2) additional costs of components and personnel incurred resulting from the August 16, 2021 acquisition of MVP.

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

General and administrative expenses for the three months ended March 31, 2022, were $4.9 million compared to $3.6 million for the three months ended March 31, 2021, representing an increase of $1.3 million or 36%. The increase is mainly attributable to an increase in $0.7 million in stock-based compensation, $0.4 million in salaries and benefits, and $0.2 million in consulting fees; and offset by a decrease in $0.2 million in legal fees, $0.2 million in rent and utilities, and $0.2 million in miscellaneous costs for operating a public company.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, payroll taxes, prototypes, facilities, and travel costs.

Research and development expenses for the three months ended March 31, 2022, were $1.1 million compared to $0.6 million for the three months ended March 31, 2021, representing an increase of $0.5 million or 83%. The increase is mainly attributable to an increase in:$0.3 million in salaries and benefits and $0.2 million in miscellaneous research costs.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2022, were $0.5 million compared to $0.3 million for the three months ended March 31, 2021, representing an increase of $0.2 million or 67%. The increase is attributable to additional amortizable intangible assets costs incurred in acquiring MVP on August 16, 2021.

Other

Gain on settlement of debt

Gain on settlement of debt for the three months ended March 31, 2022, was $-0- million, compared to $0.2 million for the three months ended March 31, 2021, representing a decrease of $0.2 million or 100%. This decrease is attributable to a non-recurring debt settlement transaction in the fiscal year 2022.

Net Loss

For the three months ended March 31, 2022, the Company had a net loss of $2.8 million, compared to a net loss of $2.7 million for the three months ended March 31, 2021, or an increase of $0.1 million or 4%. The reduction in net loss is primarily attributable to recognizing additional stock-based compensation, salaries, benefits, and consulting fees offset by a decrease in legal fees, rent and utilities, and miscellaneous costs of operating a public company. The acquisition of MVP on August 16, 2021, contributed to the factors mentioned earlier.

Liquidity and Capital Resources

The Company incurred a loss from operations of approximately $2.9 million and cash used in operating activities of $4.9 million for the three months ended March 31, 2022. The Company had $48.6 million in working capital, $289.3 million in accumulated deficits, and $31.0 million of cash on hand as of March 31, 2022.

The enduring effect of the COVID-19 pandemic, including the advent of Delta and Omicron variants, plus the uncertainty of possible future variants, may subject the Company to particular challenges in its business, financial condition, results of operations, and cash flows. The unpredictability of the pandemic’s scope, severity, duration, and actions implemented to alleviate its direct and indirect economic effects and containment measures provide no assurances that the pandemic will not have material adverse repercussions on the Company’s operations, liquidity, financial condition, and any residual unfavorable consequences to global economics.

The Company bases its evaluation on possibilities that may prove wrong and could exhaust our available capital resources sooner than we expect. Developments may take place, including those beyond our control, that would cause us to consume our available capital more quickly, including but not limited to those relating to the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. Notwithstanding these risks and uncertainties, based on management’s liquidity preservation program and proactive spending reductions implemented in the fiscal year 2020, as well as previous capital injections, the Company believes it will have sufficient funds to continue its operations for at least twelve months from the date of these financial statements.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies during the three months ended March 31, 2022, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The location of additional information about these critical accounting policies is in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cash Flows

The following table sets forth the significant components of our cash flows data statements for the periods presented.

For the Three Months Period Ended

(In Thousands)

	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(4,879)	$(4,344)
Net cash used in investing activities	(209)	(46)
Net cash provided by (used) in financing activities	(99)	59,068
Effect of exchange rate changes on cash	(21)	9
Net (decrease) increase in cash	$(5,208)	$54,687

Operating Activities

Net cash used in operating activities of approximately $4.9 million during the three months ended March 31, 2022, was principally attributable to an increase in — a net loss of $2.8 million, $2.2 million in inventory, $0.7 million in stock-based compensation, a decrease in — $0.5 million in deferred revenue and customer deposits, $0.4 million in prepaid expenses and other current assets, and $0.3 million of accrued expenses and interest expense.

Net cash used in operating activities of approximately $4.3 million during the three months ended March 31, 2021, was principally attributable to an increase of $2.4 million in inventory, a decrease in — $1.2 million in accounts payable, $1.1 million in accounts receivable, $0.8 million in deferred revenue and customer deposits, and $0.4 million in prepaid expenses.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2022, and 2021 were $.2 million and $0.1 million, respectively, and principally related to the capital expenditures for furniture and computer equipment.

Financing Activities

Net cash used in financing activities of approximately $.1 million during the three months ended March 31, 2022, was principally attributable to principal payments made towards D & O policy premiums.

Net cash provided by financing activities of approximately $59.1 million during the three months ended March 31, 2021, was principally attributable to net proceeds from equity raises and common stock warrants’ exercise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, as amended on May 2, 2022.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that the disclosure of required information in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information requiring disclosure in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), to allow timely decisions regarding required disclosure.

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

(b) Management’s Report on Internal Control over Financial Reporting

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 1 3a -15(e) and I5d-15(e) under the Exchange Act) were not effective as of March 31, 2022, due to the previously reported material weakness in our internal control over financial reporting. We identified the material weakness and discussed it in our annual report for the year ended December 31, 2021, filed with the SEC on March 31, 2022, as amended on May 2, 2022.

Notwithstanding the identified material weakness as of March 31, 2022, management, including the Certifying Officers, believe that the unaudited condensed consolidated financial statements contained in this Quarterly Report filing fairly present, in all material respect, our financial condition, results of operations, and cash flows for the fiscal period presented in conformity with GAAP.

c) Changes in Internal Controls over Financial Reporting

We have continued our remediation efforts in connection with the identification of material weaknesses, as discussed above. Specifically, we have enhanced the supervisory review of our accounting procedures. As of March 31, 2022, the material weakness discussed above was not fully remediated. Accordingly, we continue to remediate our controls regarding operating efficiency.

On August 16, 2021, the Company acquired Mobile Viewpoint Corporate B.V. (“MVP”). See Note 3 of “Notes to The Condensed Consolidated Financial Statements.” We are currently integrating MVP into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and, where necessary, making changes in control and procedures related to the MVP business, which we expect to complete within one year after the date of acquisition. Under the SEC’s guidance that an assessment of a recently acquired company may be omitted from the scope of an evaluation in the year of purchase, the scope of our assessment of the effectiveness of our internal controls over financial reporting on March 31, 2022, may exclude MVP to the extent that they are not yet integrated into our internal controls environment.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, except for the risk factor set forth below, which updates a risk factor included in our Annual Report on Form 10-K.”

If we cannot comply with Nasdaq’s applicable continued listing requirements or standards, Nasdaq could delist our Common Stock.

We currently list our Common Stock on the Nasdaq Capital Market. To maintain such a listing, we must satisfy minimum financial and other continued listing requirements and standards, including director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and specific corporate governance requirements. According to Nasdaq Rule 5550(a)(2), we must maintain a closing bid price for our common stock of at least $1.00 per share. If our common stock stayed below $1.00 per share for more than 30 consecutive business days, our common stock would be at risk of delisting from the Nasdaq Capital Market. As a result, Nasdaq would issue a notification letter providing that the Company has 180 calendar days from the date of receiving the notification letter to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event the Company does not regain compliance by the 180th day after receiving the notification letter, the Company may then be eligible for additional 180 days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delist determination to a Hearings Panel.

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

In accordance with SEC Release 33-8238, Exhibits 31.1, 31.2, 32.1 and 32.2 are being furnished and not filed.

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

VISLINK TECHNOLOGIES, INC.

Date: May 16, 2022	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Michael Bond
Michael Bond
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

