Form 10-Q
period 2022-06-30
Vislink Technologies, Inc.
filed 2022-08-15
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of August 15, 2022, is 47,419,317.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and six months ended June 30, 2022 and 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	3
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss Income for the three and six months ended June 30, 2022, and 2021	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022	5
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021	6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022, and 2021	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$26,879	$36,231
Accounts receivable, net	8,673	9,069
Inventories, net	14,728	11,894
Prepaid expenses and other current assets	2,202	2,470
Total current assets	52,482	59,664
Right of use assets, operating leases	1,260	1,362
Property and equipment, net	1,365	1,173
Intangible assets, net	5,101	5,921
Total assets	$60,208	$68,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,738	$3,075
Accrued expenses	1,600	3,155
Notes payable	584	99
Operating lease obligations, current	464	560
Customer deposits and deferred revenue	1,446	2,113
Total current liabilities	6,832	9,002
Operating lease obligations, net of current portion	1,317	1,507
Deferred tax liabilities	872	978
Total liabilities	9,021	11,487
Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized on June 30, 2022, and December 31, 2021; -0- shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	—	—
Common stock, – $0.00001 par value per share, 100,000,000 shares authorized, 47,380,614 and 45,825,089 shares issued and 47,377,955 and 45,822,430 outstanding at June 30, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	344,732	343,746
Accumulated other comprehensive income	(1,436)	(297)
Treasury stock, at cost – 2,659 shares as of June 30, 2022, and December 31, 2021, respectively	(277)	(277)
Accumulated deficit	(291,832)	(286,539)
Total stockholders’ equity	51,187	56,633
Total liabilities and stockholders’ equity	$60,208	$68,120

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue, net	$6,756	$7,550	$13,910	$11,640

Cost of revenue and operating expenses
Cost of components and personnel	3,186	3,563	6,609	5,770
Inventory valuation adjustments	101	159	197	311
General and administrative expenses	4,439	3,751	9,349	7,398
Research and development expenses	1,151	718	2,269	1,320
Amortization and depreciation	465	256	922	517
Total cost of revenue and operating expenses	9,342	8,447	19,346	15,316
Loss from operations	(2,586)	(897)	(5,436)	(3,676)
Other income (expense)
Changes in fair value of derivative liabilities	—	61	—	(17)
Gain on settlement of debt	9	—	9	194
Other income	—	2	32	2
Interest expense	(5)	—	(5)	(4)
Total other income (expense)	4	63	36	175

Net loss before income taxes	(2,582)	(834)	(5,400)	(3,501)

Income taxes
Deferred tax benefits	56	—	107	—

Net loss	(2,526)	(834)	(5,293)	(3,501)

Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.12)	$(0.09)

Weighted average number of shares outstanding:
Basic and diluted	46,097	46,650	45,960	41,145

Comprehensive loss:
Net loss	$(2,526)	$(834)	$(5,293)	$(3,501)
Unrealized gain (loss) on currency translation adjustment	871	29	1,139	(14)
Comprehensive loss	$(1,655)	$(805)	$(4,154)	$(3,515)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ending June 30, 2022:

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Stock	Deficit	Total
Balance, March 31, 2022	—	$—	45,825,089	$—	$344,493	$(565)	$(277)	$(289,306)	$54,345
Net loss	—	—	—	—	—	—	—	(2,526)	(2,526)
Unrealized gain on currency translation adjustment	—	—	—	—	—	(871)	—	—	(871)
Issuance of common stock in connection with:
Satisfaction of accounts payable vendor balance	—	—	38,703	—	31	—	—	—	31
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	357,778	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock units	—	—	1,159,044	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	208	—	—	—	208
Balance, June 30, 2022	—	$—	47,380,614	$—	$344,732	$(1,436)	$(277)	$(291,832)	$51,187

Six months ending June 30, 2022:

Balance, January 1, 2022	—	$—	45,825,089	$—	$343,746	$(297)	$(277)	$(286,539)	$56,633
Net loss	—	—	—	—	—	—	—	(5,293)	(5,293)
Unrealized gain on currency translation adjustment	—	—	—	—	—	(1,139)	—	—	(1,139)
Satisfaction of accounts payable vendor balance	—	—	38,703	—	31	—	—	—	31
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	357,778	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock units	—	—	1,159,044	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	955	—	—	—	955
Balance, June 30, 2022	—	$—	47,380,614	$—	$344,732	$(1,436)	$(277)	$(291,832)	$51,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ended June 30, 2021:

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total
Balance, March 31, 2021	—	$—	45,652,249	$—	$339,480	$105	$(277)	$(272,814)	$66,494
Net loss	—	—	—	—	—	—	—	(834)	(834)
Unrealized gain on currency translation adjustment	—	—	—	—	—	29	—	—	29
Stock-based compensation	—	—	—	—	34	—	—	—	40
Balance, June 30, 2021	—	$—	45,652,249	$—	$339,514	$134	$(277)	$(273,648)	$65,723

Six months ended June 30, 2021:

Balance, January 1, 2021	—	$—	21,382,290	$—	$280,273	$148	$(277)	$(270,147)	$9,997
Net loss	—	—	—	—	—	—	—	(3,501)	(3,501)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(14)	—	—	(14)
Issuance of common stock in connection with:
Underwriting equity raise, net of offering costs	—	—	24,261,418	—	59,091	—	—	—	59,091
Exercise of common stock warrants	—	—	2,291	—	2	—	—	—	2
Exercise of cashless common stock warrants	—	—	6,250	—	—	—	—	—	—
Warrants issued in a settlement agreement	—	—	—	—	74	—	—	—	74
Stock-based compensation	—	—		—	74	—	—	—	74
Balance, June 30, 2021	—	$—	45,652,249	$—	$339,514	$134	$(277)	$(273,648)	$65,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(5,293)	$(3,501)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on settlement of debt	(9)	(194)
Deferred tax benefits	(107)	—
Stock-based compensation	955	74
Stock issuance commitments	200	100
Warrants issued in a settlement agreement	—	74
Provision for bad debt	15	200
Recovery of bad debt	(38)	(167)
Inventory valuation adjustments	197	311
Amortization of right of use assets, operating assets	104	109
Depreciation and amortization	922	517
Change in fair value of derivative liabilities	—	17
Changes in assets and liabilities
Accounts receivable	111	(4,523)
Inventory	(3,934)	(3,988)
Prepaid expenses and other current assets	1,118	(359)
Accounts payable	202	(1,075)
Accrued expenses and interest expense	(1,749)	(14)
Operating lease liabilities	(286)	(222)
Deferred revenue and customer deposits	(646)	4,407
Net cash used in operating activities	(8,238)	(8,234)
Cash flows used in investing activities
Cash used for property and equipment	(298)	(122)
Net cash used in investing activities	(298)	(122)
Cash flows provided in financing activities
Proceeds received from equity financings	—	62,663
Costs incurred in connection with equity financing	—	(3,572)
Proceeds from the exercise of common stock warrants	—	2
Principal payments on D & O notes payable	(458)	(441)
Net cash (used) provided in financing activities	(458)	58,652
Effect of exchange rate changes on cash	(358)	15
Net (decrease) increase in cash	(9,352)	50,311
Cash, beginning of the period	36,231	5,190
Cash, end of the period	$26,879	$55,501

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$13

Supplemental disclosure of non-cash information:
Notes payable recognized on D & O insurance policy	$943	$1,098
Common stock warrants issued in connection with:
Settlement of amounts due to related parties	$—	$74
Common stock issued in connection with:
Settlement of accounts payable	$31	$—

ROU assets and operating lease obligations recognized (Note 6):
Operating lease assets recognized	$—	$—
Less: non-cash changes to operating lease assets
amortization	(104)	(109)
	(104)	(109)

Operating lease liabilities recognized	$—	$—
Less: non-cash changes to operating lease liabilities
accretion	(286)	(222)
lease termination	—	—
	$(286)	$(222)

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

Military And Government:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, criminal investigation, crisis management, mobile command posts, and field operations.

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
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared under the United States generally accepted accounting principles (“US GAAP”) for interim financial information and following Form 10-Q and Regulation S-X instructions. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements. Read these financial statements in conjunction with the consolidated financial statements filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2022. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present the Company’s consolidated financial position as of June 30, 2022, the results of its operations, and cash flow for the six months ended June 30, 2022, and 2021. Such adjustments are of a routine recurring nature. The results of operations for the six months ended June 30, 2022, may not indicate results for an entire year, any other interim period, or any future year period.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. We have eliminated all intercompany accounts and transactions upon consolidating our subsidiaries.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, the useful lives of intangible assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. These estimates also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, and any such differences may be material to our financial statements.

Risks and Uncertainties

The future impacts of the Russia-Ukraine war, the novel coronavirus (“COVID-19”) pandemic, and their residual effects include economic uncertainty, inflationary environment, disruption within the global supply chain, and labor markets worldwide industries remain uncertain. These circumstances have created prevalent uncertainty and risk. The impact of these issues on our business will vary by geographic market and discipline. In response to potential reductions in revenue, we may take actions to align our cost structure with changes in client demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness, and other developments. We monitor the circumstances mentioned above to assess direct material adverse effects on our business, financial condition, or results of operations. Therefore, these impacts may change accounting estimates and assumptions over time. Interim period results are not necessarily indicative of the expected results for the full fiscal year.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are recorded at the lower of cost, on a first-in, first-out basis, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable completion, disposal, and transportation costs. The Company evaluates inventory balances and either writes down obsolete inventory or records a reserve for slow-moving or excess inventory based on net realizable value analysis.

Revenue Recognition

We account for the Company’s operating results under ASC Topic 606, adopted on January 1, 2019. It is a comprehensive revenue recognition model that requires recognition when the Company transfers control of the promised goods or services to our customers at an amount that reflects the consideration we expect to receive. The application of ASC Topic 606 requires us to use more judgment and make more estimates than under previously issued guidance.

The Company generates all its revenue from contracts with customers. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised goods or services to a customer in an amount that reflects the consideration we expect to receive in exchange for those services.

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

Other intangible assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT, Vislink, and Mobile Viewpoint Corporate B.V. (“MVP”). A third-party appraiser determined the value of these acquired assets for these business combinations. Absent an indication of fair value from a potential buyer or similar specific transactions, we have determined that using the methods employed provided a reasonable estimate in reporting the values assigned. The Company amortizes intangible asset costs over their useful lives of 3 to 15 years with its net book value reported on the balance sheet.

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

Restricted Stock Unit Awards (“RSUs”) — Time Based:

Under ASC 718, the exercise price for RSUs is determined using the fair market value of the Company’s common stock on the grant date. For an award with graded vesting subject only to a service condition (e.g., time-based vesting), ASC 718-10-35-8 provides an accounting policy choice between graded vesting attribution or straight-line attribution. The Company elects the graded vesting method, recognizing compensation expense for only the portion of awards expected to vest. Forfeitures of time-based units and awards are recognized as they occur. Stock-based compensation costs are calculated using the closing stock price on the grant date to estimate the fair value of time-based restricted stock units.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Restricted Stock Unit Awards (“RSUs”) — Performance-Based:

The accruals of compensation cost for an award with a performance condition are related to that performance condition’s probable outcome. Under ASC 718, a “performance condition” is the achievement of a specified target that is defined by referring to the employer’s operations or activities, such as an option that vests if the employer’s growth rate increases by a certain amount or there are the attainment of regulatory approval for a product. There is an accrual of compensation cost upon the likely achievement of the performance condition, and there is no accrual if the accomplishment of the performance condition is not probable. The exercise price for RSUs is determined using the fair market value of the Company’s common stock on the grant date. Stock-based compensation costs are calculated using the closing stock price on the grant date to estimate performance-based restricted stock units’ fair value.

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

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Six months Ended
	June 30,
	2022	2021
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	518	139
Warrants	9,188	9,297
	9,706	9,436

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency and Other Comprehensive (Gains) Losses

We have two foreign subsidiaries, one in the United Kingdom and the other in the Netherlands, and their functional currencies are British Pounds and Euros, respectively. We record gains or losses resulting from foreign currency transactions in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions that are considered a long-term investment that is accumulated and credited or charged to other comprehensive income. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates at the balance sheet date and for income statement accounts using an average exchange rate during the period. We included gains or losses from such translation as a separate component of accumulated other comprehensive (loss) income.

Transaction gains and losses are recognized in our operations’ results based on the difference between the foreign exchange rates on the transaction date and the reporting date. The foreign currency exchange gains and losses are a component of general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net foreign exchange transactions:
(Gains) Losses	$(21,000)	$20,000	$(5,000)	$63,000

Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$(871,000)	$(29,000)	$(1,139,000)	$(14,000)

The exchange rates adopted for the foreign exchange transactions are quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. The Company translated amounts from British Pounds into United States Dollars and Euros to British Pounds at the following exchange rates for the respective periods:

●	As of June 30, 2022 – £1.2145750000 to $1.00; €1.0449490000 to $1.00

●	The average exchange rate for the six months ended June 30, 2022 – £1.2989042987 to $1.00; €1.0918906711 to $1.00

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred an approximate $5.4 million loss from operations and $8.2 million of cash used in operating activities for the six months ending June 30, 2022. The Company had $45.7 million in working capital, $291.8 million in accumulated deficits, and $26.9 million cash on hand as of June 30, 2022.

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

The Company received a final valuation report from our third-party appraiser regarding allocating the consideration paid in excess of the net assets acquired. Additionally, the Company received an updated list of certain assets and liabilities acquired on August 16, 2021. Under ASC 805, we recorded measurement period adjustments under the previously mentioned revisions

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ACQUISITION OF MOBILE VIEWPOINT CORPORATE B.V. (continued)

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

In the related note 4 of the Company’s Annual Report on Form 10-K for the period ending December 31, 2021, the Company had a typographical error of the amount indicated on the line item “Deferred tax liabilities,” whereby the amount reported of $978,000 should have been reported as ($978,000), which error has been corrected above. The error did not impact the calculation of goodwill nor the allocation to, or adjustment of, the other intangible assets. The error had no impact on the audited financial statements of the Company as of and for the period ending December 31, 2021, included in Company’s Annual Report on Form 10-K for the period ending December 31, 2021.

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

The following presents the unaudited Pro-forma combined results of operations of Vislink with MVP as if the combination of the entities occurred on January 1, 2021.

	Three Months Ending June 30,	Six Months Ending June 30,
	2021	2021
Revenues, net	$8,746	$14,031

Net income (loss) allocable to common stockholders	$(746)	$(3,324)

Net income (loss) per share	$(0.02)	$(0.08)

Weighted average number of shares outstanding	46,650	41,145

The unaudited Pro-forma results of operations are presented for information purposes only. The unaudited Pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2021, or to project potential operating results as of any future date or for any future periods.

NOTE 4 — INTANGIBLE ASSETS

The following table illustrates finite intangible assets as of June 30, 2022:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net

Balance, December 31, 2021	$2,132,000	$(223,000)	$12,378,000	$(11,843,000)	$2,251,000	$(1,052,000)	$5,095,000	$(2,817,000)	$5,921,000

Amortization	—	(293,000)	—	(331,000)	—	(69,000)	—	(127,000)	(820,000)

Balance, June 30, 2022	$2,132,000	$(516,000)	$12,378,000	$(12,174,000)	$2,251,000	$(1,121,000)	$5,095,000	$(2,944,000)	$5,101,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — INTANGIBLE ASSETS (continued)

Proprietary Technology:

The Company amortizes proprietary technology over their useful lives of three to five years. The proprietary technology consists of wireless multiplex transmitters and artificial intelligence developed and used by MVP internally to produce and sell products or services to the end-user or customer.

Patents and Licenses:

The Company amortizes filed patents and licenses over their useful lives, ranging from 18.5 to 20 years. The amortization of the costs incurred by processing provisional patents and pending applications begins after successful review and filing.

Trade Name, Technology, and Customer Relationships:

The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years. The prior acquisition of the Company’s subsidiaries, IMT and Vislink, created these intangible assets of trade names, technology, and customer lists, and on August 16, 2021, the acquisition of MVP.

The Company has recognized net capitalized intangible costs as follows:

	June 30	December 31,
	2022	2021
Proprietary Technology	$1,618,000	$1,910,000
Patents and Licenses	203,000	535,000
Trade Names and Technology	1,129,000	1,198,000
Customer Relationships	2,151,000	2,278,000
	$5,101,000	$5,921,000

The Company has recognized the amortization of intangible assets as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

Proprietary Technology	$148,000	$—	$293,000	$—
Patents and Licenses	167,000	167,000	331,000	332,000
Trade Names and Technology	34,000	27,000	69,000	63,000
Customer Relationships	64,000	9,000	127,000	18,000
	$413,000	$203,000	$820,000	$413,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 5.3 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending June 30,
2023	$856,000
2024	652,000
2025	652,000
2026	612,000
2027	550,000
Thereafter	1,779,000
$5,101,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — NOTES PAYABLE

The table below represents the Company’s notes payable as of June 30, 2022, and December 31, 2021:

	Principal
	6/30/22	12/31/21

On April 5, 2021, the Company renewed its D & O insurance policy and increased the premium to approximately $1,098,000, less a down payment of $225,000, financing the remaining balance of approximately $872,000. The loan’s terms are nine months at a 5.25% annual interest rate and a monthly principal and interest payment of approximately $99,000. As of March 31, 2022, the loan is paid in full. For three and six months ending June 30, 2022, the Company recorded no interest expense. For three and six months ending June 30, 2021, the Company recorded approximately $6,400 and $7,000, respectively.	$—	$99,000

On April 5, 2022, the Company renewed its D & O insurance policy a decrease the premium to approximately $1,037,000, less a down payment of $194,000, financing the remaining balance of approximately $943,000. The loan’s terms are nine months at a 2.09% annual interest rate and a monthly principal and interest payment of approximately $84,000. For three and six months ending June 30, 2022, the Company recorded approximately $2,000 of interest expense.	584,000	—
	$584,000	$99,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — LEASES

The Company’s leasing arrangements include office space, deployment sites, and storage warehouses domestically and internationally. The operating leases contain various terms and provisions, with remaining lease terms, for the six months ending June 30, 2021, ranging from one month to slightly over four years, and with maturity dates ranging from July 2021 to December 2026. The weighted-average discount rate was 9.4% on June 30, 2022. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments later in the term. The Company recognizes rent expense for these contracts on a straight-line basis over the minimum lease term.

On June 30, 2022, the Company recorded approximately $1.26 million of ROU assets net of $1.13 million accumulated amortization on the balance sheet. Additionally, the Company recorded relatively $1.78 million of operating lease liabilities, of which $0.47 million is current, and $1.31 million is non-current, as reported on the balance sheet. The weighted-average remaining term for lease contracts was 3.8 years on June 30, 2022, with maturity dates from September 2022 to January 2027.

Adjustments for straight-line rental expense for the respective periods was not material. Most costs recognized are reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs, taxes, and variable service charges on leased properties were immaterial. Besides, we have the right to renew individual leases for various renewal terms, but no obligation.

On April 28, 2022, the Company entered a one-year lease for 600 square feet of administrative office space in Lutton, UK, commencing on May 3, 2022, and terminating on May 31, 2023, for £1,320 monthly or approximately $1,800 per month.

The following table illustrates operating lease data for three and six months ended June 30, 2022, and 2021:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$114,000	$90,000	$233,000	$215,000
Short-term lease cost	10,000	97,000	159,000	237,000

Total lease cost	$124,000	$187,000	$392,000	$452,000

Cash paid for lease liabilities:
Cash flows from operating leases			$253,000	$328,000

Right-of-use assets obtained in exchange for new operating lease liabilities			$—	$—

Weighted-average remaining lease term—operating leases			3.8 years	3.7 years

Weighted-average discount rate—operating leases			9.4%	9.2%

Maturities of operating lease liabilities were as follows as of June 30, 2022:

Amount

2023	$650,000
2024	497,000
2025	459,000
2026	339,000
2027	185,000
Thereafter	—
Total lease payments	2,130,000
Less: imputed interest	349,000
Present value of lease liabilities	1,781,000
Less: Current lease liabilities	462,000
Non-current lease liabilities	$1,319,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — LEASES (continued)

The table below lists the location and lease expiration date from 2022 through 2027:

Location	Square Footage	Lease-End Date	Approximate Future Payments
Colchester, U.K. – Waterside House	16,000	Mar 2025	$752,000
Singapore	950	July 2023	34,000
Sarasota, FL	1,205	Sep 2022	9,000
Billerica, MA	2,000	Dec 2026	465,000
Hemel, UK	12,870	Oct 2023	207,000
Mount Olive, NJ	7,979	Jan 2027	663,000

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

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on June 30, 2022, and 2021:

	Six months Ended June 30,
	2022	2021
Number of shares underlying the warrants	66,341	72,206
The fair market value of stock	$0.60	$2.85
Exercise price	$60.00 to $ 150.00	$0.906 to $ 150.00
Volatility	46% to 95%	63% to 151%
Risk-free interest rate	1.68% to 2.80%	0.05% to 0.23%
Expected dividend yield	—	—
Warrant life (years)	0.1 to 1.9	0.1 to 1.92

Level 3 liabilities are valued using unobservable inputs to the valuation methodology significant in measuring the liabilities’ fair value. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, subject to the approval of the Chief Financial Officer, determines the applicable valuation policies and procedures.

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities, such that determining fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments that do not have fixed settlement provisions as derivative instruments. Under US GAAP, the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated operations statements in each subsequent period. To calculate fair value, the Company uses a binomial model style simulation, as the standard Black-Scholes model would not capture the value of certain features of the warrant derivative liabilities.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — DERIVATIVE LIABILITIES (continued)

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Beginning balance	$—	$100,000	$—	$22,000
Change in fair value of derivative liabilities	—	(61,000)	—	17,000
Ending balance	$—	$39,000	$—	$39,000

NOTE 8 — STOCKHOLDERS’ EQUITY

Common stock issuances

During the six months ended June 30, 2022, the Company:

●	Issued 357,778 shares of common stock as payment of the minimum withholding tax obligation due upon the vesting of shares restricted stock units.

●	Issued 1,159,044 shares of common stock, net of 357,778 shares attributable to withholding tax, upon the exercise of restricted stock units under the Company’s various stock compensation plans.

●	Issued 38,703 shares of common stock valued at $0.81 per share on issuance date with a total value of $31,349 in satisfaction of a $40,000 obligation under a consulting agreement, and the Company recognized a gain on settlement of debt in the amount of $8,651 The value of the common stock issued was based on the fair value of the stock at time of issuance.

●	Recognized approximately $955,000 of stock-based compensation costs associated with outstanding stock options recorded in general and administrative expenses with the offset to additional paid-in capital.

Common stock warrants

During the six months ended June 30, 2022, 21,877 warrants expired. The weighted average exercise price of warrants outstanding on June 30, 2022, is $3.80, with a weighted average remaining contractual life of 3.6 years. As of June 30, 2022, these outstanding warrants contained no intrinsic value.

The following table sets forth common stock purchase warrants outstanding as of June 30, 2022:

	Number of Warrants (in shares)	Weighted Average Exercise Price

Outstanding, December 31, 2021	9,209,811	$4.10
Warrants expired	(21,877)	$(120.00)
Outstanding, June 30, 2022	9,187,934	$3.80
Exercisable, June 30, 2022	9,187,934	$3.80

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Delisting Notice

On May 20, 2022, Vislink Technologies, Inc. (the “Company”) received notice from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company of its non-compliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) by failing to maintain a minimum bid price for its common stock on the Nasdaq Capital Market of at least $1.00 per share for 30 consecutive business days.

According to the Nasdaq notice, the Company has a 180-calendar day grace period to regain compliance with the Rule (the “Grace Period”), subject to a potential 180 calendar day extension, as described below. To regain compliance, the Company’s common stock must have a minimum closing bid price on the Nasdaq Capital Market of at least $1.00 per share for at least ten consecutive business days within the Grace Period.

If the Company does not regain compliance by November 16, 2022, the end of the Grace Period, the Company may be eligible for an additional 180-calendar day grace period to regain compliance. To qualify for the supplemental grace period, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the bid price requirement. It will need to provide written notice to the Staff of its intention to cure the deficiency during the second grace period by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq at the end of the Grace Period that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. If the Company receives notice that its common stock is being delisted, Nasdaq listing rules permit the Company to appeal the delisting determination by the Staff to a Nasdaq hearings panel.

During the defined term grace period and any supplemental grace period, the Company’s common stock will continue to be listed and traded on The Nasdaq Capital Market under the symbol “VISL,” subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Capital Market.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Rule, including initiating a reverse stock split. There can be no assurance that the Company will be able to regain compliance with the Rule or otherwise be in compliance with other Nasdaq Listing Rules.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION

Stock Options

Equity Incentive Plans:

The following table illustrates various plan data under the amended Long-Term Stock Incentive Plan (the “Plan”) for the three and six months ended June 30, 2022, and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$—	$5,000	$1,000	$17,000

Remaining expense of stock-based compensation			$—	$12,000

Remaining amortization period			0.0 years	0.8 years

Weighted average remaining contractual life – options outstanding			5.05 years	6.05 years

Weighted average remaining contractual life – options exercisable			5.01 years	6.01 years

Intrinsic value per share			$—	$—

The table below summarizes the status of the Plan’s stock options:

	June 30, 2022
	Number of Options (in shares)	Weighted Average (Exercise Price)
Beginning balance — January 1, 2022, quantity of outstanding options	49,925	$89.79

Stock options granted, canceled, expired	(3,416)	(96.58)

Ending balance — June 30, 2022, quantity of outstanding options	49,509	$87.70

Ending balance — June 30, 2022, quantity of exercisable options	49,259	$90.10

Range of exercise prices	$6.96 to $1,173.60

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

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION (continued)

Time-vested stock options:

In connection with their employment agreement(s), the Company granted the following ten-year, non-statutory time-vested option inducement awards under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (all subject to continued employment):

Recipient		Date of Grant	Options Granted	Exercise Price	Vesting Commencement Date	Expiration Date	25% Vesting	75% Remaining Vesting
●	Carleton M. Miller — CEO	1/22/20	359,247	$1.71	1/22/20	1/22/30	1/22/21	36 equal monthly periods

●	Michael Bond — CFO	2/27/20	135,168	$0.96	4/1/20	4/1/30	4/1/21	36 equal monthly periods

In determining the time-vested options award’s grant-date fair value, the following assumptions were used:

		Expected term (years)	Expected dividend yield	Risk-free interest rate	Volatility	Exercise Price
●	Carleton M. Miller — CEO	6.5	—	1.57%	153.0%	$1.71

●	Michael Bond — CFO	6.3	—	0.62%	155.0%	$0.96

The following table illustrates various plan data under time-vested stock option awards for the three and six months ended June 30, 2022, and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$28,000	$29,000	$56,000	$57,000

Remaining expense of stock-based compensation			$442,000	$555,000

Remaining amortization period			1.6 years	2.6 years

Weighted average remaining contractual life – options outstanding			7.6 years	8.6 years

Weighted average remaining contractual life – options exercisable			7.6 years	8.6 years

Intrinsic value per share			$—	$1.73

The table below summarizes the status under time-vested stock option awards:

	June 30, 2022
	Number of Options (in shares)	Weighted Average (Exercise Price)
Beginning balance — January 1, 2022, quantity of outstanding options	494,415	$1.01

Time-vested stock option awards granted, canceled, expired	—	—

Ending balance — June 30, 2022, quantity of outstanding options	494,415	$0.89

Ending balance — June 30, 2022, quantity of exercisable options	298,715	$1.48

Range of exercise prices	$0.96 to $1.71

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

In determining the performance-based options award’s grant-date fair value, the following assumptions were used:

		Expected term (years)	Expected dividend yield	Risk-free interest rate	Volatility	Exercise Price
●	Carleton M. Miller — CEO	6.5	—	1.57%	153.0%	$1.71

The following table illustrates various plan data under performance-based stock option awards for the three and six months ended June 30, 2022, and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$—	$—	$—	$—

Remaining expense of stock-based compensation			$414,000	$414,000

Remaining amortization period			2.6 years	3.6 years

Weighted average remaining contractual life – options outstanding			7.6 years	8.6 years

Weighted average remaining contractual life – options exercisable			7.6 years	8.6 years

Intrinsic value per share			$—	$1.20

The table below summarizes the status of the performance-based stock option awards:

	June 30, 2022
	Number of Options (in shares)	Weighted Average (Exercise Price)

Beginning balance — January 1, 2022, quantity of outstanding options	250,000	$1.65

Performance-based stock option awards granted, canceled, expired	—	—

Ending balance — June 30, 2022, quantity of outstanding options	250,000	$1.65

Ending balance — June 30, 2022, quantity of exercisable options	—	$—

Range of exercise prices	$1.71

The probability of achieving any required metrics for vesting is inconclusive as of June 30, 2022. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any un-recognized costs over the remaining requisite service period of the awards.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION (continued)

Restricted Stock Units

Restricted stock awards — time-based:

The Company granted the following awards under the amended Plan for restricted stock units (“RSUs”) subject to continued employment:

	Grant			Initial RSUs Vesting		Remaining RSUs Vesting
Recipient	Date	Units	Exercise Price	Date	Units	Units	Terms

Carleton M. Miller — CEO	3/3/21	598,665	$3.60	3/3/22	199,555	399,110	24 equal monthly periods

Michel Bais — Managing Director	8/17/21	200,000	$1.89	8/17/22	50,000	150,000	36 equal monthly periods

Ronnie Hamilton — VP Global Operations	1/12/22	200,000	$1.10	1/12/23	66,000	134,000	24 equal monthly periods

Group of 22 Employees	2/17/22	515,000	$0.98	2/17/23	169,950	345,050	24 equal monthly periods

Carleton M. Miller — CEO	2/16/22	1,033,076	$1.05	2/16/23	258,269	774,807	36 equal monthly periods

Mike Bond — CFO	2/16/22	392,985	$1.05	2/16/23	98,256	294,739	36 equal monthly periods

The following table illustrates various plan data under time-based restricted stock awards for the three and six months ended June 30, 2022, and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$180,000	$—	$898,000	$—

Remaining expense of stock-based compensation			$3,857,000	$2,155,000

Remaining amortization period			3.0 years	2.0 years

Weighted average remaining contractual life – options outstanding			3.0 years	2.7 years

Weighted average remaining contractual life – options exercisable			4.0 years	—

Intrinsic value per share			$—	$—

The table below summarizes the status of the time-based restricted stock awards:

	June 30, 2022
	Quantity of RSUs	Weighted Average (Exercise Price)
Beginning balance, outstanding on January 1, 2022	798,655	$3.17

Restricted stock units granted	2,141,061	1.04

Ending balance, outstanding on June 30, 2022	2,939,716	$1.31

Ending balance, exercisable on June 30, 2022	249,442	$5.04

Range of exercise prices	$0.98 to $3.60

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

Note: the determination of revenue for any fiscal period shall be made based on the Company’s revenues on a consolidated basis for each such fiscal period if the employee remains in continuous employment with the Company through the date the Compensation Committee certifies the revenue for such fiscal period and authorizes the issuance of the underlying shares of common stock to the employee according to his award agreement. Except as provided in each employment agreement, if an individual ceases to be an employee of the Company before any vesting date, the remaining portion of the total number of shares unvested is forfeited. The probability of achieving any required metrics for vesting is inconclusive as of June 30, 2022. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any un-recognized costs over the remaining requisite service period of the awards.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION (continued)

Restricted stock awards — performance-based (continued):

The following table illustrates various plan data under performance-based restricted stock awards for the three and six months ended June 30, 2022, and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$—	$—	$—	$—

Remaining expense of stock-based compensation			$1,498,000	$3,722,000

Remaining amortization period			7.7 years	1.5 years

Weighted average remaining contractual life – options outstanding			4.3 years	4.5 years

Weighted average remaining contractual life – options exercisable			3.8 years	—

Intrinsic value per share			$—	$—

The table below summarizes the status of the performance-based restricted stock awards:

	June 30, 2022
	Quantity of RSUs	Weighted Average (Exercise Price)

Beginning balance, outstanding on January 1, 2022	1,267,380	$2.94
Restricted stock units granted	1,426,061	1.05
Ending balance, outstanding on June 30, 2022	2,693,441	$1.94
Ending balance, exercisable on June 30, 2022	1,267,380	$4.12
Range of exercise prices	$1.05 to $ 3.60

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Pension:

The Company may make a matching contribution to the 401(k) plan in which its employees participate. Vislink also has a Group Personal Plan in our U.K. Subsidiary, investing funds with Royal London. U.K. employees are entitled to join the Plan to which the Company contributes varying amounts subject to status. Additionally, the Company operates a stakeholder pension scheme in the U.K.

The table below represents the Company’s matching contributions as follows:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Company matching contributions - Group Personal Pension Plan, U.K.	$48,000	$43,000	$97,000	$83,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — CONCENTRATIONS

Customer concentration risk

During the three and six months ended June 30, 2022, approximately 12% and 11% of the Company’s revenue came from two customers exceeding 10% of the Company’s total consolidated sales for approximately $788,000 and $1,467,000, respectively. During the three and six months ended June 30, 2021, 27% and 17% of the Company’s revenue came from a single customer exceeding 10% of the Company’s total consolidated sales of approximately $2,005,000.

On June 30, 2022, approximately 48% of the Company’s consolidated net accounts receivable was due from one customer for approximately $4,204,000. On June 30, 2021, 47% and 18% of the Company’s consolidated net accounts receivable were due from two customers for approximately $4,306,000 and $1,664,000, respectively, accounting for more than 10% of the total Company total accounts receivable.

Vendor concentration risk

During the three and six months ended June 30, 2022, no purchases were made by individual vendors above 10% of the Company’s total consolidated purchases. During the three months ended June 30, 2021, approximately $1,399,000 (19%) and $828,000 (11%) of the Company’s consolidated inventory purchases come from two vendors above 10% of the Company’s total consolidated purchases. During the six months ended June 30, 2021, approximately $1,399,000 (13%) and $1,301,000 (12%) of the Company’s consolidated inventory purchases come from two vendors above the Company’s total consolidated purchases.

On June 30, 2022, no individual vendors accounted for more than 10% of the Company’s total accounts payable. On June 30, 2021, two vendors representing approximately $444,000 (15%) and $384,000 (15%), respectively, of the Company’s consolidated accounts payable, accounting for more than 10% of the Company’s total accounts payable.

NOTE 12 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. The Company disaggregated revenue by primary geographical markets and revenue sources in the following tables:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Primary geographical markets:
North America	$3,472,000	$4,178,000	$5,900,000	$5,870,000
South America	49,000	116,000	99,000	262,000
Europe	2,095,000	2,669,000	4,578,000	3,948,000
Asia	830,000	295,000	1,372,000	726,000
Rest of World	310,000	292,000	1,961,000	834,000
	$6,756,000	$7,550,000	$13,910,000	$11,640,000
Primary revenue source:
Equipment sales	$6,194,000	$6,698,000	$12,472,000	$10,464,000
Installation, integration, and repairs	330,000	366,000	573,000	641,000
Warranties	242,000	159,000	581,000	208,000
Other (See Note 12)	**(10,000)	327,000	284,000	327,000
	$6,756,000	$7,550,000	$13,910,000	$11,640,000
Long-Lived Assets:
United States			$2,227,000	$2,274,000
Netherlands			28,000	—
United Kingdom			5,471,000	1,361,000
			$7,726,000	$3,635,000

**	This $10,000 decrease represents the weakening in the translation rate from British Pounds to U.S. dollars and a loss from the original recognition of $294,000 in the 1st quarter of fiscal 2022.

 VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — REBATES

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

NOTE 14 — SUBSEQUENT EVENTS

The Company evaluated subsequent events under ASC 855 “Subsequent Events.” The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Office lease

The Company renewed its lease for 976 square feet of administrative office space commencing on July 3, 2022, and terminating on July 2, 2023, in Dubai Studio City, UAE, for AED 5,995 or approximately US$ 1,632 monthly.

Common stock issuance

On July 19, 2022, the Company issued 38,703 shares of common stock valued at $0.59 per share on the issuance date with a total value of $22,835 in the satisfaction of a remaining $40,000 obligation under a consulting agreement. The value of the common stock issued was based on the fair value of the stock at time of issuance. The Company will recognize a gain on the debt settlement of $17,165.

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

This report includes forward-looking statements that, although based on assumptions that we consider reasonable, are subject to risks and uncertainties, which could cause actual events or conditions to differ materially from those currently anticipated and expressed or implied by such forward-looking statements. You should read this report, and the documents that we reference in this report and have filed as exhibits to this report entirely and understand that our actual future results may be materially different from what we expect. You should also review the factors and risks we describe in reports we will file or submit from time to time with the SEC after this report’s date. We qualify all of our forward-looking statements by these cautionary statements.

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

The global economy, our markets, and our business have been and may continue to be materially and adversely affected by COVID-19. Mounting omicron infections have forced firms to scramble, threatening economic recovery, and many employers vow to stay open but struggle as employees fall sick or quarantined. Major airlines have canceled thousands of flights, while New York and Washington public transit systems curtailed service because of staffing shortages. Professional sports schedules were upended, and corporations such as American Express, Goldman Sachs, and The Washington Post have shelved their return-to-office plans. The recovery remains vulnerable to the coronavirus’s unpredictable trajectory.

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

Military And Government:

Building on our knowledge of live video delivery, Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges. Vislink solutions are specifically designed with interagency cooperation, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, criminal investigation, crisis management, mobile command posts, and field operations.

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
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

Results of Operations

Comparison for the three and six months ended June 30, 2022, and 2021

Revenues

In the three months ended June 30, 2022, the revenue was $6.8 million compared to $7.6 million for the three months ended June 30, 2021, representing a decrease of $0.8 million or 11%. In the six months ended June 30, 2022, the revenue was $13.9 million compared to $11.6 million for the six months ended June 30, 2021, representing an increase of $2.3 million or 20%.

The increase in revenues is predominantly due to three factors: (1) an increase in live event-related sales attributable to the return of these activities to pre-pandemic levels. (2) an increase in military/government sales and (3) the recognition of additional revenue from the August 16, 2021 acquisition of MVP. The increase is offset by a slight decrease in orders in the second quarter of 2022 compared to the prior year’s corresponding period.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

In the three months ended June 30, 2022, the cost of components and personnel was $3.1 million compared to $3.5 million for the three months ended June 30, 2021, representing a decrease of $0.4 million or 11%. In the six months ended June 30, 2022, the cost of components and personnel was $6.6 million compared to $5.7 million for the six months ended June 30, 2021, representing an increase of $0.9 million or 16%.

The increase in the cost of components and personnel directly reflects the recognition of delayed sales orders from the prior quarter, successful new product line sales, and the partial acknowledgment of the U.S. Department of Defense contract for raw materials essential to meet contract requirements.

General and Administrative Expenses

General and administrative expenses are costs incurred in the operation of the day-to-day business, including salaries and benefits, stock-based compensation, payroll taxes, trade shows, marketing programs, promotional materials, professional services, facilities upkeep, general liability insurance, travel, other operating expenses associated with an established public entity.

In the three months ended June 30, 2022, the general and administrative expenses were $4.4 million compared to $3.8 million for the three months ended June 30, 2021, representing an increase of $0.6 million or 16%. In the six months ended June 30, 2022, the general and administrative expenses were $9.3 million compared to $7.4 million for the six months ended June 30, 2021, representing an increase of $1.9 million or 26%.

The three-month increase of $0.6 million is primarily attributable to an increase of $0.4 million for advertising, $0.3 million in travel and entertainment, and $0.2 million each in legal fees and stock-based compensation. The increase was primarily offset by a decrease of $0.3 in consulting fees and $0.2 million each for salaries, benefits, and foreign exchange costs.

The six-month increase of $1.9 million is primarily attributable to an increase of $0.9 million in stock-based compensation, $0.5 million in advertising, $0.2 million in travel and entertainment, and $0.2 million each for salaries, benefits, and office expenses. The increase was offset primarily by a decrease of $0.3 in rent and utilities and $0.2 million in external services.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, payroll taxes, prototypes, facilities, and travel costs.

In the three months ended June 30, 2022, research and development expenses were $1.2 million compared to $0.8 million for the three months ended June 30, 2021, representing an increase of $0.4 million or 50%. In the six months ended June 30, 2022, research and development expenses were $2.3 million compared to $1.4 million for the six months ended June 30, 2021, representing an increase of $0.9 million or 64%.

The three-month increase of $0.3 million is primarily attributable to an increase of $0.4 million in salaries and benefits. The six-month increase of $0.8 million is primarily attributable to an increase of $0.6 million in salaries and benefits and $0.3 million in research costs offset by a decrease of $0.1 million in employee expenses.

Amortization and Depreciation

In the three months ended June 30, 2022, amortization and depreciation expenses were $0.5 million compared to $0.3 million for the three months ended June 30, 2021, representing an increase of $0.2 million or 67%. In the six months ended June 30, 2022, amortization and depreciation expenses were $0.9 million compared to $0.5 million for the six months ended June 30, 2021, representing a decrease of $0.4 million or 80%.

The increases are primarily attributable to the additional recognition of depreciation of property and equipment along with the amortization of intangible assets recognized in the acquisition of MVP

Other

Gain on settlement of debt

No material transactions occurred in the three months ended June 30, 2022, and 2021. In the six months ended June 30, 2022, gain on settlement of debt were none compared to $0.2 million for the six months ended June 30, 2021, representing a decrease of $0.2 million or 100%.

Net Loss

In the three months ended June 30, 2022, the Company had a net loss of $2.6 million compared to a net loss of $0.8 million for the three months ended June 30, 2021, or an increase of $1.7 million or 213%. In the six months ended June 30, 2022, the Company had a net loss of $5.4 million compared to a net loss of $3.5 million for the six months ended June 30, 2021, or an increase of $1.9 million or 54%.

The increases are primarily attributable to stock-based compensation, salaries, benefits, and advertising offset by a decrease in rent, utilities, and consulting fees.

Liquidity and Capital Resources

The Company incurred an approximate $5.4 million loss from operations and $8.2 million of cash used in operating activities for the six months ending June 30, 2022. The Company had $45.7 million in working capital, $291.8 million in accumulated deficits, and $26.9 million cash on hand as of June 30, 2022.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies during the six months ended June 30, 2022, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The location of additional information about these critical accounting policies is in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cash Flows

The following table sets forth the significant components of our cash flows data statements for the periods presented.

For the Six Months Ended

(In Thousands)

	June 30,
	2022	2021
Net cash used in operating activities	$(8,238)	$(8,234)
Net cash used in investing activities	(298)	(122)
Net cash (used) provided by financing activities	(458)	58,652
Effect of exchange rate changes on cash	(358)	15
Net (decrease) increase in cash	$(9,352)	$50,311

Operating Activities

Net cash used in operating activities of approximately $8.2 million during the six months ended June 30, 2022, was principally attributable to an increase in a net loss of $5.3 million, $3.9 million in inventory, $1.0 million in stock-based compensation, a decrease in $0.6 million in deferred revenue and customer deposits, $1.1 million in prepaid expenses and other current assets, and $1.7 million of accrued expenses and interest expense.

Net cash used in operating activities of approximately $4.3 million during the six months ended June 30, 2021, was principally attributable to an increase of $2.4 million in inventory, a decrease in $1.2 million in accounts payable, $1.1 million in accounts receivable, $0.8 million in deferred revenue and customer deposits, and $0.4 million in prepaid expenses.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2022, and 2021 were $.3 million and $0.1 million, respectively, and principally related to the capital expenditures for furniture and computer equipment.

Financing Activities

Net cash used in financing activities of approximately $.5 million during the six months ended June 30, 2022, was principally attributable to principal payments made towards D & O policy premiums.

Net cash provided by financing activities of approximately $59.1 million during the six months ended June 30, 2021, was principally attributable to net proceeds from equity raises and common stock warrants’ exercise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

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

(b) Management’s Report on Internal Control over Financial Reporting

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 1 3a -15(e) and I5d-15(e) under the Exchange Act) were not effective as of June 30, 2022, due to the previously reported material weakness in our internal control over financial reporting. We identified the material weakness and discussed it in our annual report for December 31, 2021.

Notwithstanding the identified material weakness as of June 30, 2022, management, including the Certifying Officers, believe that the unaudited condensed consolidated financial statements contained in this Quarterly Report filing fairly present, in all material respect, our financial condition, results of operations, and cash flows for the fiscal period presented in conformity with GAAP.

c) Changes in Internal Controls over Financial Reporting

We have continued our remediation efforts in connection with identifying material weaknesses, as discussed above. Specifically, we have enhanced the supervisory review of our accounting procedures. As of June 30, 2022, the material weakness discussed above was not fully remediated. Accordingly, we continue to remediate our controls regarding operating efficiency.

On August 16, 2021, the Company acquired Mobile Viewpoint Corporate B.V. (“MVP”). See Note 3 of “Notes to The Condensed Consolidated Financial Statements.” We are currently integrating MVP into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and, where necessary, making changes in control and procedures related to the MVP business, which we expect to complete within one year after the date of acquisition. Under the SEC’s guidance that an assessment of a recently acquired company may be omitted from the scope of an evaluation in the year of purchase, the scope of our assessment of the effectiveness of our internal controls over financial reporting on June 30, 2022, may exclude MVP to the extent that they are not yet integrated into our internal controls environment.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

You should carefully consider the risk factors included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. In addition, you should carefully consider the other information in this report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in our risk factors and the risks described elsewhere in this report on Form 10-Q occur, our business, operating results, and financial condition could be seriously harmed. Accordingly, this report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Therefore, our actual results could differ materially from those anticipated in the forward-looking statements due to our risk factors and risks elsewhere in this report or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2022, as part of a consulting agreement, the Company issued 38,703 shares of common stock to North Equities Corp. pursuant to the exemption available under Section 4(a)(2) of the Act, for marketing consulting services, valued at $31,349. The value of the common stock issued was based on the fair value of the stock at time of issuance.

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

VISLINK TECHNOLOGIES, INC.

Date: August 15, 2022	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Michael Bond
Michael Bond
Chief Financial Officer
(Principal Accounting and Financial Officer)

