Form 10-K/A
period 2021-12-31
Vislink Technologies, Inc.
filed 2022-09-21
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of June 30, 2021, the last business day of the registrant’s second quarter for the fiscal year ended December 31, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $130.1 million based on the closing price of $2.85 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 45,825,089 shares of its common stock outstanding as of March 22, 2022.

Auditor Name: Marcum LLP

Auditor Location: New York, NY

PCAOB ID Number: 688

Explanatory Note

Vislink Technologies, Inc. (the “Company,” “we”, or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company filed Amendment No. 1 to the Original Form 10-K with the SEC on May 2, 2022 solely for the purpose of providing the Part III information(Items 10, 11, 12, 13, and 14) that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2021 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K. The Company is now filing this Amendment No. 2 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of amending and restating Item 9.A of the Original Form 10-K and revising Item 15 of Part IV to include amended and restated certifications by the Company’s principal executive officer and principal financial officer in Exhibits 31.1 and 31.2, respectively, of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Form 10-K/A revises Item 15 of Part IV to include currently dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Form 10-K/A and updates the Exhibit Index to reflect the inclusion of these certifications as well as the amended and restated certifications included in Exhibits 31.1 and 31.2.

Other than the items outlined above, this Form 10-K/A does not attempt to modify or update the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the date of the Original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K, as previously amended. Capitalized terms not defined in this Form 10-K/A have the meaning given to them in the Original Form 10-K.

ii

VISLINK TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K/A

iii

PART II

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

Management’s assessment of the Company’s design and operation of disclosure controls is ongoing. It is mindful to note that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the system’s objectives are met. Also, any control system’s design is based on certain assumptions about the likelihood of future events. Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021, our Certifying Officers have concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in internal control over financial reporting, as described below .

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Certifying Officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance (a) that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (b) that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rules 13a-15(c) under the Exchange Act, our Certifying Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). In their assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company concluded such control was not effective and that there were control deficiencies that constituted material weaknesses, described as follows:

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

On August 16, 2021, the Company acquired Mobile Viewpoint Corporate B.V. (“MVP”). See Note 3 of “Notes to The Condensed Consolidated Financial Statements.” We have completed integrating MVP into our operations and internal control processes. As we completed this integration, we analyzed, evaluated, and, where necessary, made changes in control and procedures related to the MVP business.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: September 21, 2022	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: September 21, 2022	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton Miller	Chief Executive Officer	September 21, 2022
Carleton Miller	(Principal Executive Officer)

/s/ Michael C. Bond	Chief Financial Officer	September 21, 2022
Michael C. Bond	(Principal Financial and Accounting Officer)

/s/ Susan Swenson	Chairman of the Board of Directors	September 21, 2022
Susan Swenson

/s/ Jude T. Panetta	Director	September 21, 2022
Jude T. Panetta

Director
James T. Conway

/s/ Ralph Faison	Director	September 21, 2022
Ralph Faison

/s/ Brian K. Krolicki	Director	September 21, 2022
Brian K. Krolicki

