Form 10-Q
period 2022-09-30
Vislink Technologies, Inc.
filed 2022-11-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2022, is 47,419,317.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the three and nine months ended September 30, 2022 and 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss Income for the three and nine months ended September 30, 2022, and 2021	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022	5
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, and 2021	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

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

The Company files reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.vislinktechnologies.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after the Company electronically files such materials or furnishes them to the SEC. The SEC also maintains an Internet site (sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

The Company undertakes no obligation to revise or update forward-looking statements to reflect any event or circumstance that may arise after this Report’s date. The Company urges you to carefully review and consider all the disclosures made in this Report

REFERENCES TO VISLINK

In this Quarterly Report, unless otherwise stated or the context otherwise indicates, references to “VISL,” “Vislink,” “the Company,” “we,” “us,” “our,” and similar references refer to Vislink Technologies, Inc., a Delaware corporation.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$24,476	$36,231
Accounts receivable, net	9,386	9,069
Inventories, net	15,069	11,894
Prepaid expenses and other current assets	1,577	2,470
Total current assets	50,508	59,664
Right of use assets, operating leases	1,124	1,362
Property and equipment, net	1,361	1,173
Intangible assets, net	4,648	5,921
Total assets	$57,641	$68,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,979	$3,075
Accrued expenses	1,788	3,155
Notes payable	251	99
Operating lease obligations, current	451	560
Customer deposits and deferred revenue	2,163	2,113
Total current liabilities	7,632	9,002
Operating lease obligations, net of current portion	1,152	1,507
Deferred tax liabilities	818	978
Total liabilities	9,602	11,487
Commitments and contingencies (See Note 10)
Stockholders’ equity
Preferred stock – $0.00001 par value per share: 10,000,000 shares authorized on September 30, 2022, and December 31, 2021; -0- shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	—	—
Common stock, – $0.00001 par value per share, 100,000,000 shares authorized, 47,419,317 and 45,825,089 shares issued and 47,416,658 and 45,822,430 outstanding at September 30, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	345,070	343,746
Accumulated other comprehensive income	(2,182)	(297)
Treasury stock, at cost – 2,659 shares as of September 30, 2022, and December 31, 2021, respectively	(277)	(277)
Accumulated deficit	(294,572)	(286,539)
Total stockholders’ equity	48,039	56,633
Total liabilities and stockholders’ equity	$57,641	$68,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue, net	$7,114	$11,200	$21,024	$22,840

Cost of revenue and operating expenses
Cost of components and personnel	3,616	4,224	10,225	9,994
Inventory valuation adjustments	207	278	404	589
General and administrative expenses	4,624	6,007	13,973	13,405
Research and development expenses	885	841	3,154	2,161
Impairment of right-of-use assets	88	—	88	—
Amortization and depreciation	502	343	1,424	860
Total cost of revenue and operating expenses	9,922	11,693	29,268	27,009
Loss from operations	(2,808)	(493)	(8,244)	(4,169)
Other income (expense)
Changes in fair value of derivative liabilities	—	25	—	8
Gain on settlement of debt	17	1,168	26	1,362
Other income	—	1	32	3
Interest expense	(3)	(25)	(8)	(29)
Total other income (expense)	14	1,169	50	1,344

Net (loss) income before income taxes	(2,794)	676	(8,194)	(2,825)

Income taxes
Deferred tax benefits	54	—	161	—

Net (loss) income	$(2,740)	$676	$(8,033)	$(2,825)

Basic and diluted loss per share	$(0.06)	$(0.01)	$(0.17)	$(0.07)

Weighted average number of shares outstanding:
Basic and diluted	47,409	45,748	46,448	42,696

Comprehensive loss:
Net (loss) income	$(2,740)	$676	$(8,033)	$(2,825)
Unrealized gain (loss) on currency translation adjustment	746	(394)	1,885	(408)
Comprehensive loss	$(1,994)	$282	$(6,148)	$(3,233)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ending September 30, 2022:

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Stock	Deficit	Total
Balance, June 30, 2022	—	$—	47,380,614	$—	$344,732	$(1,436)	$(277)	$(291,832)	$51,187
Net loss	—	—	—	—	—	—	—	(2,740)	(2,740)
Unrealized gain on currency translation adjustment	—	—	—	—	—	(746)	—	—	(746)
Issuance of common stock in connection with:
Satisfaction of accounts payable vendor balance	—	—	38,703	—	23	—	—	—	23
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	—	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock units	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	315	—	—	—	315
Balance, September 30, 2022	—	$—	47,419,317	$—	$345,070	$(2,182)	$(277)	$(294,572)	$48,039

Nine months ending September 30, 2022:

Balance, January 1, 2022	—	$—	45,825,089	$—	$343,746	$(297)	$(277)	$(286,539)	$56,633
Net loss	—	—	—	—	—	—	—	(8,033)	(8,033)
Unrealized gain on currency translation adjustment	—	—	—	—	—	(1,885)	—	—	(1,885)
Issuance of common stock in connection with:
Satisfaction of accounts payable vendor balance	—	—	77,406	—	54	—	—	—	54
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	357,778	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock units	—	—	1,159,044	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,270	—	—	—	1,270
Balance, September 30, 2022	—	$—	47,419,317	$—	$345,070	$(2,182)	$(277)	$(294,572)	$48,039

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(8,033)	$(2,825)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on settlement of debt	(26)	(1,362)
Deferred tax benefits	(161)	—
Stock-based compensation	1,270	108
Stock issuance commitments	200	200
Warrants issued in a settlement agreement	—	74
Provision for bad debt	19	207
Recovery of bad debt	(17)	(167)
Inventory valuation adjustments	404	589
Amortization of right-of-use assets, operating assets	152	166
Depreciation and amortization	1,424	860
Impairment on right-of-use assets	88	—
Change in fair value of derivative liabilities	—	(8)
Changes in assets and liabilities
Accounts receivable	(803)	30
Inventory	(6,077)	(4,811)
Prepaid expenses and other current assets	1,695	(88)
Accounts payable	33	(1,909)
Accrued expenses and interest expense	(1,555)	826
Operating lease liabilities	(464)	(371)
Deferred revenue and customer deposits	84	252
Net cash used in operating activities	(11,767)	(8,229)
Cash flows used in investing activities
Cash acquired from MVP acquisition	—	965
Cash used in the acquisition of 100% of MVP’s outstanding shares	—	(18,311)
Cash used for property and equipment	(352)	(158)
Net cash used in investing activities	(352)	(17,504)
Cash flows provided in financing activities
Proceeds received from equity financings	—	62,914
Costs incurred in connection with equity financing	—	(3,580)
Proceeds from the exercise of common stock warrants	—	2
Principal payments on D & O notes payable	(791)	(731)
Net cash provided in financing activities	(791)	58,605
Effect of exchange rate changes on cash	1,155	(5)
Net increase in cash	(11,755)	32,867
Cash, beginning of the period	36,231	5,190
Cash, end of the period	$24,476	$38,057

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9	$38
Supplemental disclosure of non-cash information:
Forgiveness of PPP government grant	$—	$1,168

Notes payable recognized on D & O insurance policy	$943	$1,098

Common stock warrants issued in connection with:
Settlement of amounts due to related parties	$—	$74

Common stock shares issued in connection with:
Settlement of amounts due accounts payable	$54	$—

Compensation awards previously accrued	$—	$200

ROU assets and operating lease obligations recognized (Note 6):
Operating lease assets recognized	$—	$—
Less: non-cash changes to operating lease assets
amortization	(152)	(166)
lease termination	(131)	—
impairments	(43)	—
loss on lease impairments	(88)	—
	$(414)	$(166)

Operating lease liabilities recognized	$—	$—
Less: non-cash changes to lease liabilities
accretion	(464)	(371)
	$(464)	$(371)

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Military And Government:

Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Vislink solutions are specifically designed with interagency cooperation, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, criminal investigation, crisis management, mobile command posts, and field operations.

Satellite Communications:

Over 30 years of technical expertise support Vislink’s satellite solutions. These solutions ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, and engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Operations (continued)

Connected Edge Solutions:

Vislink offers the hardware and software solutions needed to acquire, produce, contribute, and deliver video over all private and public networks with the Mobile Viewpoint acquisition. Connected edge solutions aid the video transport concept of utilizing ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decoding, and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared under the United States generally accepted accounting principles (“US GAAP”) for interim financial information and following Form 10-Q and Regulation S-X instructions. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements. Read these financial statements in conjunction with the consolidated financial statements filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2022. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present the Company’s consolidated financial position as of September 30, 2022, the results of its operations, and cash flow for the nine months ended September 30, 2022, and 2021. Such adjustments are of a routine recurring nature. The results of operations for the nine months ended September 30, 2022, may not indicate results for an entire year, any other interim period, or any future year period.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

The future impacts of the Russia-Ukraine war, the novel coronavirus (“COVID-19”) pandemic, and their residual effects include economic uncertainty, an inflationary environment, currency fluctuations, disruption within the global supply chain, and labor markets worldwide industries remain uncertain. These circumstances have created prevalent uncertainty and risk. The impact of these issues on our business will vary by geographic market and discipline. In response to potential reductions in revenue, we may take actions to align our cost structure with changes in customer demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness, and other developments. We monitor the circumstances mentioned above to assess direct material adverse effects on our business, financial condition, or results of operations. Therefore, these impacts may change accounting estimates and assumptions over time. Interim period results are not necessarily indicative of the expected results for the full fiscal year.

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

The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer.
2.	Identification of the performance obligations in the contract.
3.	Determination of the transaction price.
4.	Allocation of the transaction price to the performance obligations in the contract; and
5.	Recognition of revenue when, or as, we satisfy a performance obligation.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company recognizes lease expense for lease payments on a straight-line basis over the lease term. The Company includes operating leases as “Right of use assets, operating leases” (“ROU”) in the consolidated balance sheets. For lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion” in the consolidated balance sheets. The Company recognizes operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments for all leases with a term longer than 12 months. No lease and non-lease components are separated for all our real estate contracts.

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

Right-of-use operating lease abandonment

As part of the Company’s cost savings strategy implemented in the third quarter of the fiscal year 2022, management decided to vacate the Billerica, MA facility. The economic environment of the location precluded the action of sub-letting and management determined the (leased facility) to be abandoned as of September 30, 2022. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease right-of-use (“ROU”) assets for impairment. The Company considered approximately $131,000 of right-of-use operating assets impaired, and for the three and nine months ending September 31, 2022, and 2021, the Company recognized a loss on impairment of ROU assets of approximately $88,000 and $-0-, respectively.

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

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Nine months Ended
	September 30,
	2022	2021
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	698	166
Warrants	9,175	9,297
	9,873	9,463

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency and Other Comprehensive (Gains) Losses

We record gains or losses resulting from foreign currency transactions in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions that are considered long-term investments that are accumulated and credited or charged to other comprehensive income. We have two foreign subsidiaries, one in the United Kingdom and the other in the Netherlands, and their functional currencies are British Pounds and Euros, respectively. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates at the balance sheet date and for income statement accounts using an average exchange rate for the nine months ending September 30, 2022. We included gains or losses from such translation as a separate component of accumulated other comprehensive (loss) income.

Transaction gains and losses are recognized in our operations’ results based on the difference between the foreign exchange rates on the transaction date and the reporting date. The foreign currency exchange gains and losses are a component of general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchanges gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net foreign exchange transactions:
(Gains) Losses	$52,000	$23,000	$47,000	$86,000

Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$(746,000)	$394,000	$(1,885,000)	$408,000

The exchange rates adopted for the foreign exchange transactions are quoted on OANDA, a Canadian-based foreign exchange company and internet website providing currency conversion, online retail foreign exchange trading, online foreign currency transfers, and forex information. The Company translated amounts from British Pounds into United States Dollars and Euros to British Pounds at the following exchange rates for the respective periods:

●	As of September 30, 2022 – £1.1132910000 to $1.00; €0.9797440000 to $1.00

●	The average exchange rate for the nine months ended September 30, 2022 – £1.2578587969 to $1.00; €1.0628459141 to $1.00

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein except as disclosed.

Recently Issued Accounting Principles

The Company reviews new accounting standards issued by the Financial Accounting Standards Board, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC. From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our condensed consolidated financial statements and disclosures.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred an approximate $8.2 million loss from operations and $11.8 million of cash used in operating activities for the nine months ending September 30, 2022. The Company had $42.9 million in working capital, $294.6 million in accumulated deficits, and $24.5 million of cash on hand as of September 30, 2022.

The enduring effect of the COVID-19 pandemic, including the advent of successive variants, plus the uncertainty of possible future variants, may subject the Company to particular challenges in its business, financial condition, results of operations, and cash flows. The unpredictability of the pandemic’s scope, severity, duration, and actions implemented to alleviate its direct and indirect economic effects and containment measures provide no assurances that the pandemic will not have material adverse repercussions on the Company’s operations, liquidity, financial condition, and any residual unfavorable consequences to global economics.

The Company bases its evaluation on possibilities that may prove wrong and could exhaust our available capital resources sooner than we expect. Developments may take place, including those beyond our control, that would cause us to consume our available capital more quickly, including but not limited to those relating economic conditions including inflation, foreign exchange, fluctuations, and the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. The Company believes it will have sufficient funds to continue its operations for at least twelve months from the date of the filing of these financial statements.

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

The Company accounts for the acquisition under the acquisition method under ASC 805 “Business Combinations,” and we elected not to apply pushdown accounting upon the purchase of MVP. Therefore, we recognized the preliminary historical basis of MVP’s acquired assets and liabilities. We identified any excess of the consideration paid in excess of the net assets acquired in the table below. In addition, we recorded approximately $1.6 million of preliminary acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) not included as a component of consideration transferred but are required to be expensed as incurred and included in our consolidated statement of operations. Future transaction costs are indeterminable as the Company progresses to the finalization of the Transaction.

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

In the related note 4 of the Company’s Annual Report on Form 10-K for the period ending December 31, 2021, the Company had a typographical error in the amount indicated on the line item “Deferred tax liabilities,” whereby the amount reported of $978,000 should have been reported as ($978,000), which error has been corrected above. The error did not impact the calculation of goodwill or the allocation or adjustment of the other intangible assets. The error had no impact on the company’s audited financial statements as of and for the period ending December 31, 2021, included in Company’s Annual Report on Form 10-K for the period ending December 31, 2021.

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

	Three Months Ending September 30,	Nine Months Ending September 30,
	2021	2021
Revenues, net	$11,997	$26,028

Net income (loss) allocable to common stockholders	$735	$(2,589)

Net income (loss) per share	$0.02	$(0.06)

Weighted average number of shares outstanding	45,748	42,696

The unaudited Pro-forma results of operations are presented for information purposes only. The unaudited Pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2021, or to project potential operating results as of any future date or for any future periods.

NOTE 4 — INTANGIBLE ASSETS

The Company continuously monitors operating results, events, and circumstances that may indicate potential impairment of intangible assets. Management concluded that no triggering events occurred during the nine months that ended September 30, 2022.

The following table illustrates finite intangible assets as of September 30, 2022:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net

Balance, December 31, 2021	$2,132,000	$(223,000)	$12,378,000	$(11,843,000)	$2,251,000	$(1,052,000)	$5,095,000	$(2,817,000)	$5,921,000

Amortization	—	(442,000)	—	(535,000)	—	(104,000)	—	(192,000)	(1,273,000)

Balance, September 30, 2022	$2,132,000	$(665,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,156,000)	$5,095,000	$(3,009,000)	$4,648,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — INTANGIBLE ASSETS (continued)

Proprietary Technology:

The Company amortizes proprietary technology over its useful lives of 3 to 5 years. The proprietary technology consists of wireless multiplex transmitters and artificial intelligence developed and used by MVP internally to produce and sell products or services to the end-user or customer.

Patents and Licenses:

The Company amortizes filed patents and licenses over their useful lives, ranging from 18.5 to 20 years. The amortization of the costs incurred by processing provisional patents and pending applications begins after successful review and filing.

Trade Name, Technology, and Customer Relationships:

The Company amortizes these other intangible assets over their estimated useful lives of 3 to 15 years. Prior acquisitions of the Company’s subsidiaries, IMT, Vislink, and MVP, created these intangible assets of trade names, technology, and customer lists.

The Company has recognized net capitalized intangible costs as follows:

	September 30,	December 31,
	2022	2021
Proprietary Technology	$1,468,000	$1,910,000
Patents and Licenses	—	535,000
Trade Names and Technology	1,094,000	1,198,000
Customer Relationships	2,086,000	2,278,000
	$4,648,000	$5,921,000

The Company has recognized the amortization of intangible assets as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

Proprietary Technology	$149,000	$45,000	$442,000	$45,000

Patents and Licenses	204,000	168,000	535,000	500,000

Trade Names and Technology	35,000	33,000	104,000	96,000

Customer Relationships	65,000	55,000	192,000	73,000

	$453,000	$301,000	$1,273,000	$714,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 5.4 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending September 30,
2023	$650,000
2024	649,000
2025	649,000
2026	585,000
2027	544,000
Thereafter	1,571,000
$4,648,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — NOTES PAYABLE

The table below represents the Company’s notes payable as of September 30, 2022, and December 31, 2021:

	Principal
	9/30/22	12/31/21

On April 5, 2021, the Company renewed its D & O insurance policy and increased the premium to approximately $1,098,000, less a down payment of $225,000, financing the remaining balance of approximately $872,000. The loan’s terms are nine months at a 5.25% annual interest rate and a monthly principal and interest payment of approximately $99,000. As of March 31, 2022, the loan is paid in full. For three and nine months ending September 30, 2022, the Company recorded no interest expense. For three and nine months ending September 30, 2021, the Company recorded approximately $8,000 and $15,000, respectively.	$—	$99,000

On April 5, 2022, the Company renewed its D & O insurance policy, with a one-year premium of approximately $1,037,000, less a down payment of $194,000, financing the remaining balance of approximately $943,000. The loan’s terms are nine months at a 2.09% annual interest rate and a monthly principal and interest payment of approximately $84,000. For three and nine months ending September 30, 2022, the Company recorded approximately $4,000 and $6,000 of interest expense, respectively.	251,000	—
	$251,000	$99,000

NOTE 6 — LEASES

The Company’s leasing arrangements include office space, deployment sites, and storage warehouses domestically and internationally. The operating leases contain various terms and provisions, with remaining lease terms for the nine months ending September 30, 2021, ranging from approximately one to four years, and maturity dates ranging from July 2023 to December 2026. The weighted-average discount rate was 9.4% on September 30, 2022. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments later in the term. The Company recognizes rent expense for these contracts on a straight-line basis over the minimum lease term.

On September 30, 2022, the Company recorded approximately $1.12 million of ROU assets net of $1.14 million accumulated amortization on the balance sheet. Additionally, the Company recorded relatively $1.6 million of operating lease liabilities, of which $0.45 million is current and $1.15 million is non-current, as reported on the balance sheet. The weighted-average remaining term for lease contracts was 3.7 years on September 30, 2022, with maturity dates from July 2023 to January 2027.

Adjustments for straight-line rental expense for the respective periods was not material. Most costs recognized are reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs, taxes, and variable service charges on leased properties were immaterial. Besides, we have the right to renew individual leases for various renewal terms but no obligation.

As part of the Company’s cost savings strategy implemented in the third quarter of the fiscal year 2022, management decided to vacate the Billerica, MA facility. The economic environment of the location precluded the action of sub-letting, and management determined the (leased facility) to be abandoned as of September 30, 2022. For the three and nine months ending September 31, 2022, and 2021, the Company recognized a loss on impairment of ROU assets of approximately $88,000 and $-0-, respectively.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — LEASES (continued)

The following table illustrates operating lease data for three and nine months ended September 30, 2022, and 2021:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$105,000	$128,000	$338,000	$343,000
Short-term lease cost	10,000	80,000	84,000	317,000
Sublease income	—	—	—	—

Total lease cost	$115,000	$208,000	$422,000	$660,000

Cash paid for lease liabilities:
Cash flows from operating leases			$380,000	$482,000

Weighted-average remaining lease term—operating leases			3.7 years	3.6 years

Weighted-average discount rate—operating leases			9.4%	9.2%

Maturities of operating lease liabilities were as follows as of September 30, 2022:

Amount

2023	$604,000
2024	436,000
2025	442,000
2026	281,000
2027	122,000
Thereafter	—
Total lease payments	1,885,000
Less: imputed interest	282,000
Present value of lease liabilities	1,603,000
Less: Current lease liabilities	451,000
Non-current lease liabilities	$1,152,000

The table below lists the location and lease expiration date from 2023 through 2027:

Location	Square Footage	Lease-End Date	Approximate Future Payments
Colchester, U.K. – Waterside House	16,000	Dec 2025	$639,000
Singapore	950	July 2023	25,000
Billerica, MA	2,000	Dec 2026	440,000
Hemel, UK	12,870	Oct 2023	151,000
Mount Olive, NJ	7,979	Jan 2027	630,000

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

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on September 30, 2022, and 2021:

	Nine months Ended September 30,
	2022	2021
Number of shares underlying the warrants	53,333	72,206
The fair market value of stock	$0.42	$1.81
Exercise price	$0.00 to $ 60.00	$60.00 to $ 150.00
Volatility	0% to 62%	129% to 159%
Risk-free interest rate	0% to 3.77%	0.09% to 0.28%
Expected dividend yield	—	—
Warrant life (years)	0.0 to 0.7	0.9 to 1.7

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

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Beginning balance	$—	$39,000	$—	$22,000
Change in fair value of derivative liabilities	—	(25,000)	—	(8,000)
Ending balance	$—	$14,000	$—	$14,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — STOCKHOLDERS’ EQUITY

Common stock issuances

During the nine months ended September 30, 2022, the Company:

●	Issued 357,778 shares of common stock as payment of the minimum withholding tax obligation due upon the vesting of shares restricted stock units.

●	Issued 1,159,044 shares of common stock, net of 357,778 shares attributable to withholding tax, upon the exercise of restricted stock units under the Company’s various stock compensation plans.

●	Under the terms of an $80,000 consulting agreement: on May 4, 2022, issued 38,703 shares of common stock were valued at $0.81 per share on the issuance date with a total value of $31,349 in satisfaction of $40,000. On July 19, 2022, 38,703 shares of common stock were valued at $0.59 per share on the issuance date, with a total value of $22,835 in satisfaction of the remaining balance of $40,000. The Company recognized a total gain on debt settlement in the amount of $25,816. The value of the common stock issued was based on the fair value of the stock at the time of the issuance.

●	Recognized approximately $1,270,000 of stock-based compensation costs associated with outstanding stock options recorded in general and administrative expenses offsetting additional paid-in capital.

Common stock warrants

During the nine months ended September 30, 2022, 34,885 warrants expired. As of September 30, 2022, these outstanding warrants contained no intrinsic value. The weighted average exercise price of warrants outstanding on September 30, 2022, is $3.60, with a weighted average remaining contractual life of 3.3 years.

The following table sets forth common stock purchase warrants outstanding as of September 30, 2022:

	Number of Warrants (in shares)	Weighted Average Exercise Price

Outstanding, December 31, 2021	9,209,811	$4.10
Warrants expired	(34,885)	$(131.20)
Outstanding, September 30, 2022	9,174,926	$3.60
Exercisable, September 30, 2022	9,174,926	$3.60

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

If the Company does not regain compliance by November 16, 2022, the end of the Grace Period, the Company may be eligible for an additional 180-calendar day grace period to regain compliance. To qualify for the supplemental grace period, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the bid price requirement. We have provided written notice to the Staff of our intention to cure the deficiency during the second grace period by effecting a reverse stock split, if necessary, and intend to hold a special meeting of our stockholders seeking approval of a reverse split in January 2023. However, if it appears to Nasdaq at the end of the Grace Period that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. If the Company receives notice that its common stock is being delisted, Nasdaq listing rules permit the Company to appeal the delisting determination by the Staff to a Nasdaq hearings panel.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Delisting Notice (continued)

During the defined term grace period and any supplemental grace period, the Company’s common stock will continue to be listed and traded on The Nasdaq Capital Market under the symbol “VISL,” subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Capital Market.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Rule, including potentiall seeking stockholder approval to save the Company the option of amending its Certificate of Incorporation to effect a reverse stock split. There can be no assurance that the Company will be able to regain compliance with the Rule or otherwise be in compliance with other Nasdaq Listing Rules.

NOTE 9 — STOCK-BASED COMPENSATION

Stock Options

Equity Incentive Plans:

The following table illustrates various plan data under the amended Long-Term Stock Incentive Plan (the “Plan”) for the three and nine months ended September 30, 2022, and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$—	$19,000	$1,000	$22,000

Remaining expense of stock-based compensation			$—	$7,000

Remaining amortization period			0.0 years	0.6 years

Weighted average remaining contractual life – options outstanding and exercisable			4.8 years	5.8 years

Intrinsic value per share			$—	$—

The table below summarizes the status of the Plan’s stock option awards:

	September 30, 2022
	Number of Options (in shares)	Weighted Average (Exercise Price)
Beginning balance - January 1, 2022, quantity of outstanding options	49,925	$89.79

Stock options granted, canceled, expired	(4,333)	(96.54)

Ending balance - September 30, 2022, quantity of outstanding and exercisable options	45,592	$87.50

Range of exercise prices	$6.96 to $ 1,173.60

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

The following table illustrates various plan data under time-based stock option awards for the three and nine months ended September 30, 2022, and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$33,000	$29,000	$89,000	$86,000

Remaining expense of stock-based compensation			$408,000	$526,000

Remaining amortization period			1.4 years	3.5 years

Weighted average remaining contractual life – options outstanding and exercisable			7.4 years	8.4 years

Intrinsic value per share			$—	$0.41

The table below summarizes the status of the time-based stock option awards:

	September 30, 2022
	Outstanding		Exercisable
	Quantity of RSUs	Weighted Average Exercise Price	Quantity of RSUs	Weighted Average Exercise Price
Beginning balance, outstanding on January 1, 2022	494,415	$1.01	236,915	$1.40

Stock option award units vested	—	—	61,785	1.40

Ending balances, outstanding on September 30, 2022	494,415	$0.80	298,700	$1.40

Range of exercise prices	$0.96 to $1.71

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

The following table illustrates various plan data under time-based restricted stock awards for the three and nine months ended September 30, 2022, and 2021:

	Three months ended		Six months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$—	$—	$—	$—

Remaining expense of stock-based compensation			$414,000	$414,000

Remaining amortization period			2.3 years	3.3 years

Weighted average remaining contractual life – options outstanding			7.3 years	8.3 years

Intrinsic value per share			$—	$0.11

The table below summarizes the status of the performance-based stock option awards:

	September 30, 2022
	Number of Options (in shares)	Weighted Average (Exercise Price)

Beginning balance — January 1, 2022, quantity of outstanding options	250,000	$1.70

Performance-based stock option awards granted, canceled, expired	—	—

Ending balance — September 30, 2022, quantity of outstanding options	250,000	$1.70

Ending balance — September 30, 2022, quantity of exercisable options	—	$—

Range of exercise prices	$1.71

The probability of achieving any required metrics for vesting is inconclusive, and no options are exercisable as of September 30, 2022. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record unrecognized costs over the remaining requisite service period of the awards.

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

The following table illustrates various plan data under time-based restricted stock awards for the three and nine months ended September 30, 2022, and 2021:

	Three months ended		Six months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$282,000	$—	$1,180,000	$—

Remaining expense of stock-based compensation			$3,576,000	$2,533,000

Remaining amortization period			2.5 years	3.5 years

Weighted average remaining contractual life – options outstanding			2.7 years	2.8 years

Weighted average remaining contractual life – options exercisable			1.6 years	—

Intrinsic value per share			$—	$—

The table below summarizes the status of the time-based restricted stock awards:

	September 30, 2022
	Outstanding		Exercisable
	Quantity of RSUs	Weighted Average Exercise Price	Quantity of RSUs	Weighted Average Exercise Price
Beginning balance, on January 1, 2022	798,655	$3.17	—	$—

Restricted stock units granted	2,141,061	1.04	—	—

Restricted stock units vested	(353,500)	(3.30)	353,500	3.30

Ending balances, September 30, 2022	2,586,226	$1.40	353,500	$3.30

Range of exercise prices	$0.98 to $3.60

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION (continued)

Restricted stock awards — performance-based:

The Company granted the following awards under the amended Plan for restricted stock units (“RSUs”) subject to performance vesting conditions and continued employment:

	Grant			Units Vesting Schedule
Recipient	Date	Units	Exercise Price	Tranche 1	Tranche 2	Tranche 3
Carleton M. Miller — CEO	3/3/21	896,665	$3.60	298,888	298,888	298,889

Michael Bond — CFO	12/31/20	368,715	$1.32	122,905	122,905	122,905

Note: The above performance-based restricted stock units met all three revenue thresholds in the last quarter of 2021, and the Company recognized stock-based compensation expense accordingly for the year ending December 31, 2021.

	Grant			Units Vesting Schedule
Recipient	Date	Units	Exercise Price	Tranche 1	Tranche 2	Tranche 3
Carleton M. Miller — CEO	2/16/22	1,033,076	$1.05	*344,359	**344,359	***344,358

Michael Bond — CFO	2/16/22	392,985	$1.05	*130,995	**130,995	***130,995

*	RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $35,575,000 accumulated over four consecutive fiscal quarters.
**	RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $37,353,000 accumulated over four consecutive fiscal quarters.
***	RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $39,220,000 accumulated over four consecutive fiscal quarters.

Note: the determination of revenue for any fiscal period shall be made based on the Company’s revenues on a consolidated basis for each such fiscal period if the employee remains in continuous employment with the Company through the date the Compensation Committee certifies the revenue for such fiscal period and authorizes the issuance of the underlying shares of common stock to the employee according to his award agreement. Except as provided in each employment agreement, if an individual ceases to be an employee of the Company before any vesting date, the remaining portion of the total number of shares unvested is forfeited. The probability of achieving any required metrics for vesting is inconclusive as of September 30, 2022. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record unrecognized costs over the remaining requisite service period of the awards.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — STOCK-BASED COMPENSATION (continued)

Restricted stock awards — performance-based (continued):

The following table illustrates various plan data under time-based restricted stock awards for the three and nine months ended September 30, 2022, and 2021:

	Three months ended		Six months ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$—	$—	$—	$—

Remaining expense of stock-based compensation			$1,498,000	$3,722,000

Remaining amortization period			3.3 years	4.3 years

Weighted average remaining contractual life – options outstanding			3.3 years	4.3 years

Intrinsic value per share			$—	$—

The table below summarizes the status of the time-based restricted stock awards:

	September 30, 2022
	Outstanding		Exercisable
	Quantity of RSUs	Weighted Average Exercise Price	Quantity of RSUs	Weighted Average Exercise Price
Beginning balance, outstanding on January 1, 2022	1,267,380	$2.94	1,267,380	$2.90

Restricted stock units granted	1,426,062	1.05	—	—

Restricted stock units exercised	(1,267,380)	(2.94)	(1,267,380)	(2.90)

Ending balances, September 30, 2022	1,426,062	$1.10	—	$—

Range of exercise prices	$1.05

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

The table below represents the Company’s matching contributions as follows:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Company matching contributions - Group Personal Pension Plan, U.K.	$51,000	$43,000	$148,000	$126,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — CONCENTRATIONS

Customer concentration risk

During the three and nine months that ended September 30, 2022, no customers accounted for more than 10% of the Company’s total consolidated sales. During the three months ending September 30, 2021, 38% and 14% of the Company’s revenue came from two customers of approximately $4.3 million and $1.6 million, respectively. During the nine months ending September 30, 2021, 9% of the Company’s revenue came from a single customer, approximately $4.3 million.

On September 30, 2022, approximately 45% of the Company’s consolidated net accounts receivable was due from one customer for approximately $4,204,000. On September 30, 2021, approximately $1.8 million (33%) attributable to one customer accounting for more than 10% of the Company’s total consolidated accounts receivable.

Vendor concentration risk

During the three months ending September 30, 2022, 12% of the Company’s total consolidated purchases attributable to one vendor of approximately $0.5 million. During the nine months that ended September 30, 2022, no purchases were made by individual vendors above 10% of the Company’s total consolidated purchases.

During the three months ending September 30, 2021, no vendor accounted for more than 10% of the Company’s quarterly-only consolidated purchases. During the nine months ending September 30, 2021, 11% and 10% of the Company’s total consolidated purchases attributable to two vendors of approximately $1.8 million and $1.7 million, respectively.

On September 30, 2022, no individual vendors accounted for more than 10% of the Company’s total accounts payable. On September 30, 2021, two vendors represented approximately $0.33 million (13%) and $0.29 million (11%), respectively, of the Company’s consolidated accounts payable, accounting for more than 10% of the Company’s total accounts payable.

NOTE 12 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. The Company disaggregated revenue by primary geographical markets and revenue sources in the following tables:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Primary geographical markets:
North America	$4,394,000	$6,071,000	$10,294,000	$11,941,000
South America	70,000	65,000	169,000	327,000
Europe	2,052,000	4,131,000	6,630,000	8,079,000
Asia	64,000	224,000	1,436,000	950,000
Rest of World	534,000	709,000	2,495,000	1,543,000
	$7,114,000	$11,200,000	$21,024,000	$22,840,000
Primary revenue source:
Equipment sales	$6,061,000	$10,581,000	$18,533,000	$21,045,000
Installation, integration, and repairs	687,000	366,000	1,260,000	897,000
Warranties	375,000	365,000	956,000	573,000
Other (See Note 13)	**(9,000)	*(2,000)	275,000	325,000
	$7,114,000	$11,200,000	$21,024,000	$22,840,000
Long-Lived Assets:
United States			$1,922,000	$2,070,000
Netherlands			20,000	—
United Kingdom			5,191,000	16,292,000
			$7,133,000	$18,362,000

**	This $9,000 decrease represents the weakening in the translation rate from British Pounds to U.S. dollars and a loss from the recognition of $284,000 in the second quarter of fiscal 2022.
*	This $2,000 decrease represents the weakening in the translation rate from British Pounds to U.S. dollars and a loss from the original recognition of $327,000 in the second quarter of fiscal 2021.

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

NOTE 14 — SUBSEQUENT EVENTS

Series A preferred stock dividends

Effective as of November 9, 2022, the Board of Directors (the “Board”) of the Company declared a dividend of one one-thousandth of a share of Series A Preferred Stock, par value $0.00001 per share (“Series A Preferred Stock”), for each outstanding share of the Company’s common stock, par value $0.00001 per share (“Common Stock”), which dividend would be issuable to stockholders of record at 5:00 p.m. Eastern Time on November 21, 2022 (the “Record Date”). The outstanding shares of Series A Preferred Stock will vote together with the outstanding shares of the Company’s common stock as a single class, exclusively concerning a reverse stock split proposal at a special meeting of stockholders expected to be held on January 11, 2023 (“Special Meeting”) and will not be entitled to vote on any other matter, except to the extent required under the Delaware General Corporation Law. Subject to certain limitations, each outstanding share of Series A Preferred Stock will have 1,000,000 votes per share (or 1,000 votes per one one-thousandth of a share of Series A Preferred Stock).

All shares of Series A Preferred Stock that are not present in person or by proxy at the Special Meeting held to vote on the reverse stock split as of immediately prior to the opening of the polls at such meeting will automatically be redeemed by the Company. Any outstanding shares of Series A Preferred Stock that have not been so redeemed will be redeemed if such redemption is ordered by the Board or automatically upon the approval by the Company’s stockholders of an amendment to the Company’s certificate of incorporation affecting the reverse stock split at such meeting.

The Series A Preferred Stock will be uncertificated, and no shares of Series A Preferred Stock will be transferable by any holder thereof except in connection with a transfer by such holder of any shares of the Company’s common stock held by such holder. In that case, a number of one one-thousandths of a share of Series A Preferred Stock equal to the number of shares of the Company’s common stock to be transferred by such holder would be transferred to the transferee of such shares of common stock.

The preceding description of the terms of the Series A Preferred Stock does not purport to be complete and is incorporated by reference to the related Certificate of Designation, which, is filed as Exhibit 3.1(i)(d) to this Quarterly Report on Form 10-Q, and which is incorporated into this Note 14 by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Vislink Technologies, Inc. for the three and nine-month period ended September 30, 2022. Unless otherwise specified herein, references to the “Company,” “Arcturus,” “we,” “our” and “us” mean Arcturus Therapeutics Holdings Inc. and its consolidated subsidiaries. You should read the following discussion and analysis together with the interim condensed consolidated financial statements and related notes included elsewhere herein. For additional information relating to our management’s discussion and analysis of financial conditions and results of operations, please see our Annual Report on Form 10 K for the year ended December 31, 2021 (the “2021 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 31, 2022, as amended on May 2, 2022 and September 21, 2022. Unless otherwise defined herein, capitalized words and expressions used herein shall have the same meanings ascribed to them in the 2021 Annual Report.

Cautionary Note About Forward-Looking Statements

This report includes forward-looking statements that, although based on assumptions that we consider reasonable, are subject to risks and uncertainties, which could cause actual events or conditions to differ materially from those currently anticipated and expressed or implied by such forward-looking statements. You should read this report and the documents we reference in this report and have filed as exhibits to this report entirely and understand that our actual future results may be materially different from what we expect. You should also review the factors we describe in the reports we will file or submit from time to time with the SEC after this report’s date. We qualify all of our forward-looking statements by these cautionary statements.

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

Ukraine/Russian Conflict

The war increasingly affects economic and global financial markets and exacerbates ongoing economic challenges, including rising inflation and global supply-chain disruption. The degree to which entities are or will be mainly affected depends on the nature and duration of uncertain and unpredictable events, such as further military action, additional sanctions, and reactions to ongoing developments by global financial markets. Because of its broader impact on these macroeconomic conditions, many companies globally may need to consider the war’s effect on specific accounting and financial reporting matters.

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

Military And Government:

Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Vislink solutions are specifically designed with interagency cooperation, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include airborne downlinks, terrestrial point-to-point, tactical mobile command, maritime, UAV, and personal portable products that meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location. Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, criminal investigation, crisis management, mobile command posts, and field operations.

Satellite Communications:

Over 30 years of technical expertise support Vislink’s satellite solutions. These solutions ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, and engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters.

Connected Edge Solutions:

Vislink offers the hardware and software solutions needed to acquire, produce, contribute, and deliver video overall private and public networks with the Mobile Viewpoint acquisition. Connected edge solutions aid the video transport concept of utilizing ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decoding, and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

Results of Operations

Comparison for the three and nine months ended September 30, 2022, and 2021

Revenues

In the three months ended September 30, 2022, the revenue was $7.1 million compared to $11.2 million for the three months ended September 30, 2021, representing a decrease of $4.1 million or 37%. In the nine months ended September 30, 2022, the revenue was $21.1 million compared to $22.8 million for the nine months ended September 30, 2021, representing a decrease of $1.7 million or 7%.

The decline in quarterly and year to date revenue was primarily attributable to a delay of several large government contracts. This was due to longer than expected sales cycles and reductions and delays in Government funding due to “Defund the Police” efforts.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

In the three months ended September 30, 2022, the cost of components and personnel was $3.6 million compared to $4.2 million for the three months ended September 30, 2021, representing a decrease of $0.6 million or 14%. In the nine months ended September 30, 2022, the cost of components and personnel was $10.2 million compared to $9.9 million for the nine months ended September 30, 2021, representing an increase of $0.3 million or 3%.

The decrease in the cost of components and personnel directly reflects the recognition of the Company’s cost savings strategy implemented in the third quarter of the fiscal year 2022, offset by a slight cost increase associated with delayed sales orders, new product line sales, and raw material contract requirements of the U.S. Department of Defense contract.

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

In the three months ended September 30, 2022, the general and administrative expenses were $4.7 million compared to $6.0 million for the three months ended September 30, 2021, representing a decrease of $1.3 million or 22%. In the nine months ended September 30, 2022, the general and administrative expenses were $14.0 million compared to $13.4 million for the nine months ended September 30, 2021, representing an increase of $0.6 million or 4%.

The three-month decrease of $1.3 million is primarily attributable to a decrease of $1.6 million in acquisition costs, $0.7 million in salaries and benefits, and $0.3 in commissions. The decrease was primarily offset by an increase of $0.3 million each in consulting fees and stock-based compensation and $0.2 million each in consulting, employee benefits, and freight and postage.

The nine-month increase of $0.6 million is primarily attributable to an increase of $1.2 million in stock-based compensation and $0.8 million in advertising. The increase was offset mainly by a decrease of $1.6 million in acquisition costs.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, payroll taxes, prototypes, facilities, and travel costs.

In the three months ended September 30, 2022, research and development expenses were $0.9 million compared to $0.8 million for the three months ended September 30, 2021, representing an increase of $0.1 million or 13%. In the nine months ended September 30, 2022, research and development expenses were $3.2 million compared to $2.2 million for the nine months ended September 30, 2021, representing an increase of $1.0 million or 45%.

The three-month increase of $0.1 million is primarily attributable to an increase of $0.2 million in salaries and benefits offset by a decrease of $0.1 in miscellaneous research costs. The nine-month increase of $1.0 million is mainly attributable to an increase of $0.8 million in wages and benefits and $0.2 million in miscellaneous research costs.

Amortization and Depreciation

In the three months ended September 30, 2022, amortization and depreciation expenses were $0.5 million compared to $0.3 million for the three months ended September 30, 2021, representing an increase of $0.2 million or 67%. In the nine months ended September 30, 2022, amortization and depreciation expenses were $1.4 million compared to $0.9 million for the nine months ended September 30, 2021, representing a decrease of $0.5 million or 56%.

The increases are primarily attributable to the additional recognition of depreciation of property and equipment along with the amortization of intangible assets recognized in the acquisition of MVP

Other

Gain on settlement of debt

No material transactions occurred in the three months ended September 30, 2022, and 2021. In the nine months ended September 30, 2022, gain on settlement of debt were none compared to $1.4 million for the nine months ended September 30, 2021, representing a decrease of $1.4 million or 100%.

Net Loss

In the three months ended September 30, 2022, the Company had a net loss of $2.8 million compared to a net income of $0.7 million for the three months ended September 30, 2021, or an increase of $3.7 million or 529%. In the nine months ended September 30, 2022, the Company had a net loss of $8.2 million compared to a net loss of $2.8 million for the nine months ended September 30, 2021, or an increase of $5.4 million or 193%.

The increases are primarily attributable to a decrease in revenue accompanied by increases in stock-based compensation, advertising costs , and consulting fees, offset by a decrease in acquisition costs, salaries, and benefits.

Liquidity and Capital Resources

The Company incurred an approximate $8.2 million loss from operations and $11.8 million of cash used in operating activities for the nine months ending September 30, 2022. The Company had $42.9 million in working capital, $294.6 million in accumulated deficits, and $24.5 million of cash on hand as of September 30, 2022.

The enduring effect of the COVID-19 pandemic, including the advent of successive variants, plus the uncertainty of possible future variants, may subject the Company to particular challenges in its business, financial condition, results of operations, and cash flows. The unpredictability of the pandemic’s scope, severity, duration, and actions implemented to alleviate its direct and indirect economic effects and containment measures provide no assurances that the pandemic will not have material adverse repercussions on the Company’s operations, liquidity, financial condition, and any residual unfavorable consequences to global economics.

The Company bases its evaluation on possibilities that may prove wrong and could exhaust our available capital resources sooner than we expect. Developments may take place, including those beyond our control, that would cause us to consume our available capital more quickly, including but not limited to those relating economic conditions including inflation, foreign exchange, fluctuations, and the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. The Company believes it will have sufficient funds to continue its operations for at least twelve months from the date of the filing of these financial statements.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies during the nine months ended September 30, 2022, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The location of additional information about these critical accounting policies is in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2021.

Cash Flows

The following table sets forth the significant components of our cash flow data statements for the periods presented.

For the Nine Months Ended

(In Thousands)

	September 30,
	2022	2021
Net cash used in operating activities	$(11,767)	$(8,229)
Net cash used in investing activities	(352)	(17,504)
Net cash (used) provided by financing activities	(791)	58,605
Effect of exchange rate changes on cash	1,155	(5)
Net (decrease) increase in cash	$(11,755)	$32,867

Operating Activities

Net cash used in operating activities of approximately $11.8 million during the nine months ended September 30, 2022, was principally attributable to a net loss of $8.0 million and an increase in $6.0 million in inventory, $0.8 million in accounts receivable, and $1.3 million in stock-based compensation; a decrease in $1.7 million in prepaid expenses and other current assets, and $1.6 million of accrued expenses and interest expense.

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

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2022, and 2021 were $.4 million and $17.5 million, respectively, and principally related to the capital expenditures for furniture and computer equipment and the 2021 acquisition of MVP.

Financing Activities

Net cash used in and provided financing activities of approximately $0.8 million during the nine months ended September 30, 2022, was principally attributable to principal payments made towards D & O policy premiums. Net cash provided by financing activities of approximately $58.61 million during the nine months ended September 30, 2021, was principally attributable to net proceeds from equity raises and common stock warrants’ exercise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a -15(e) and I5d-15(e) under the Exchange Act) were not effective at the reasonable assurance level, as of September 30, 2022, due to the previously reported material weakness in our internal control over financial reporting. We identified the material weakness and discussed it in our amended annual report for the year ended December 31, 2021 filed, on Form 10-K/A on September 21, 2022 (the “Annual Report”).

b) Changes in Internal Controls over Financial Reporting

As required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, our Certifying Officers evaluated the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Although we have continued our remediation efforts in connection with identified material weaknesses, as discussed in the Annual Report, the material weakness discussed in the Annual Report have not been fully remediated. Accordingly, we continue to pursue the remediation of the material weakness in our internal controls. Notwithstanding the continuing and unremediated material weakness, management, including the Certifying Officers, believes that the condensed consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the fiscal periods presented in this Quarterly Report in conformity with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2022, as part of a consulting agreement, the Company issued 38,703 shares of common stock to North Equities Corp. pursuant to the exemption available under Section 4(a)(2) of the Act for marketing consulting services, valued at $31,349. The value of the common stock issued was based on the stock’s fair value at the issuance time.

On July 19, 2022, as part of a consulting agreement, the Company issued 38,703 shares of common stock to North Equities Corp. pursuant to the exemption available under Section 4(a)(2) of the Act for marketing consulting services, valued at $22,835. The value of the common stock issued was based on the fair value of the stock at the time of the issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation(1)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014(2)
3.1(i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015(3)
3.1(i)(c)	Amendment to Certificate of Incorporation filed June 10, 2016(4)
3.1(i)(d)	Certificate of Designation of the Series A Preferred Stock of the Company, dated November 9, 2022(5)
3.1(i)(e)	Certificate of Elimination for Series D Preferred Stock of the Company, dated November 9, 2022(6)
3.1(i)(f)	Certificate of Elimination for Series E Preferred Stock of the Company, dated November 9, 2022(7)
3.1 (ii)	Third Amended & Restated Bylaws(8)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith
(1)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(3)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 20, 2015.
(4)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(5)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 20, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: November 14, 2022	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Michael Bond
Michael Bond
Chief Financial Officer
(Principal Accounting and Financial Officer)

