Form 10-K
period 2022-12-31
Vislink Technologies, Inc.
filed 2023-03-31
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(Registrant’s telephone number, including area code): (908) 852-3700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $28.4 million based on the closing price of $0.60 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 47,619,317 shares of its common stock outstanding as of March 16, 2023.

VISLINK TECHNOLOGIES, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

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

Although forward-looking statements in this Report reflect our management’s good faith judgment, such information can only be based on facts and circumstances currently known by us. Forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from those discussed or anticipated by the forward-looking statements. Without limitation, factors that could cause or contribute to such differences in results and outcomes include those discussed elsewhere in this Report.

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

PART I

Item 1. Business

Overview

Vislink, incorporated in Delaware in 2006, is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, entertainment, and news events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

Live Broadcast:

Vislink delivers an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via microwave, satellite, cellular, I.P. (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions utilizing A.I. (Artificial Intelligence) technologies to provide automated news and sporting events coverage. With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions.

Industry-wide contributors acknowledge Vislink’s live broadcast solutions. The transmission of most of all outside wireless broadcast video content uses our equipment, with over 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Vislink wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

Military And Government:

Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Vislink solutions are specifically designed with interagency cooperation, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include:

●	integrated suites of airborne downlink transmitters, receivers, and antenna systems
●	data and video connectivity for airborne, marine, and ground assets
●	UAV video distribution
●	flexible support for COFDM and bonded cellular/5G Networks
●	terrestrial point-to-point
●	tactical mobile command
●	IP-based, high-end encryption, full-duplex, real-time connectivity at extended operating ranges
●	high-throughput air/marine/ground-to-anywhere uplink and downlink systems
●	secure live streaming platforms for use in mobile and fixed assets
●	personal portable products

Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, criminal investigation, crisis management, mobile command posts, and field operations. These solutions are designed to meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location.

Satellite Communications:

Over 30 years of technical expertise support Vislink’s satellite solutions. These solutions ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, and engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters. While we continue offering satellite solutions, we no longer invest in the engineering and product development necessary to stay relevant in the sector. We will continue to market and sell our current solutions but do not anticipate introducing further upgrades or features to our satellite product line.

Connected Edge Solutions:

Vislink offers the hardware and software solutions needed to acquire, produce, contribute, and deliver video over all private and public networks with the Mobile Viewpoint acquisition. Connected edge solutions aid the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decoding, and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

Our Strategy

Our participation in the Live Production, Mil/Gov, and Satellite sectors allows us to offer various end-to-end, high-reliability, high-data-rate, long-range wireless video transmission solutions.

We use our solutions for applications in growing market segments, including in-game sports, mobile video feeds, real-time capture and display footage from drones and other aerial platforms, and rapid-response electronic newsgathering operations.

The acquisition of Mobile Viewpoint (“MVP”) in August 2021 is a component of our strategy to provide an industry-leading portfolio of live video acquisition, contribution, and distribution solutions that meet the demanding needs of media, enterprise, defense, and government organizations. Vislink and its customers will benefit from the ability to address the most transformative trends in today’s live video market, such as:

●	Live internet video traffic is growing fast: from 2016 to 2021, there was a 15-fold increase in live video internet traffic (71.9% CAGR);
●	The acceleration towards cloud-based remote production;
●	The increasing demand for enhanced video content formats such as 4K, 8K, and 360-degree video; and
●	The proliferation of new video transport capable networks such as 5G and Starlink.

The acquisition will permit the Company to expand its offerings, which serve the most of these transformative live video trends and bring high-quality live production economically to the previously challenging presentation of historical events involving amateur and semi-pro athletics. MVP’s technology enhances our go-to-market strategy as we seek to take advantage of new technologies such as 5G and other new networks and machine learning, which we believe are revolutionizing how video is generated and transported.

Market

Our services and product offerings broadly address Live Production, Mil/Gov, and Satellite markets.

Among the new subsections of the sports and entertainment market, the Company has identified the burgeoning e-sports live-streaming applications markets as those where our solutions have applicability. The Live Production market is focused on applying more agile wireless video systems for live production and broadcast of sports, entertainment, and news events. Drivers in this market include small, lightweight, easy-to-use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market reduce the size of these products further and improve the wireless video systems’ agility as users demand higher link reliabilities at longer ranges. There is also an increased desire to provide audiences with new views and camera angles to enhance the viewing experience. We address this need by incorporating 4K, HDR, and other emerging video technologies.

The Live Production market’s broadcast news sector looks to improve operational efficiencies in gathering, producing, and transmitting wireless content. Recent trends in the market include a movement towards I.P. connectivity over point-to-point links for infrastructure, high-definition upgrades of remote newsgathering vehicles, and continued pressure to reduce expenses by improving operational efficiencies. Vislink focuses on the specific ways these customers create and gather content wirelessly. As the wireless communications industry begins transitioning to fifth-generation (5G) networks, the speed increases they will usher in expect to augment the availability of on-demand live streaming, where Vislink equipment is already in use.

The Mil/Gov market comprises vital segments, including state and local law enforcement agencies, federal agencies, and military system integrators. The market looks to improve video content’s reliability and quality without adding complexity and omitting technical intervention while operating video systems. State and local agencies benefit from the Department of Homeland Security grant programs to improve overall security. Recent trends within these segments include improved interoperability within agencies and demand for fully integrated systems, including robust microwave combined with ubiquitous I.P. networks; as the wireless video systems become more reliable and straightforward to deploy, the wireless systems’ option rate increases. Customers within this market include state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice, and Homeland Security.

The drive to experience more and better visual communication systems impacts the Satellite market. Live T.V. broadcasting over satellite, and other connectivity types continues to be driven by cost-per-bit economics. Uplink operators are keen to reduce their OPEX costs by investing in greater transmission efficiency via compression and modulation approaches. There is also an interest in high-rate I.P. connectivity products and the desire for fully integrated solutions that enable remote live content capture, production, broadcast, and distribution. While we continue offering satellite solutions, we no longer invest in the engineering and product development necessary to stay relevant in the sector. We will continue to market and sell our current solutions but do not anticipate introducing further upgrades or features to our satellite product line.

Our Products and Solutions: Overview

We offer a full spectrum of wireless video products built around providing complete solutions. We have traditionally focused on developing core product technologies in final assembled products that cross-market segments. Such technology focus areas include R.F., Live Streaming, and microwave component development spanning the frequency range from D.C. to 18GHz, waveform modulation, advanced video encoding (HEVC) and decoding, 4K UHD (Ultra High Definition) camera systems, and digital signal processing. Through these products, we are positioned with significant technology I.P. and an established reputation for rapidly and economically delivering complex, bespoke engineering products and solutions to customers that are expertly managed to tight deadlines. Production of these products can quickly be scaled to respond to changes in market demand.

Live Production Products and Solutions

Vislink Live Production Solutions include high-definition communication links that reliably capture, transmit and manage live event footage. We offer a line of high-margin wireless camera transmitter and receiver products that may be interconnected over I.P. networks, expanding and simplifying their widespread use and significantly reducing deployment costs. HCAM is a 4K Ultra HD-capable on-camera wireless system designed to cover significant events among our transmitter products. Our flagship receiver product is the Quantum Receiver. The Quantum is an ultra-low latency, waveform agnostic central receiver representing the Vislink premier receiver in all market verticals, including MilGov. Features include HEVC quad signal decode, seamless geographical coverage, and an I.P. stream engine with cloud integration possibilities, OTT, and social media platforms. IP Link 3.0 is a studio-transmitter link system that enables broadcasting service platforms to access new monetization opportunities. Other essential receiver products include the ViewBack, CRx6, and CIRAS-X6. ViewBack is a lightweight, low-power, low latency, dual-channel diversity receiver-decoder that enables quicker production, more efficient editing, and more effective collaboration between camera operators and studio teams. We also offer ultra-compact onboard solutions integrating our MDR (Multi-Channel Diversity Receive System) technology with ruggedized support components designed to capture video from high-speed motorsports.

As a result of our acquisition of Mobile Viewpoint, we also offer a portfolio of products that includes the WMT line of mobile encoders and TerraLink rack encoders for live streaming over 4G and 5G, and systems developed using AI technologies for the automated coverage of news and sports productions., The TrolleyLive RemotePro is an all-in-one production unit for remote live broadcasts. LinkMatrix is a central platform for managing all devices and synchronizing all data sources.

Quantum

IP Link 3.0

WMT BaseLink Encoder

TerraLink 4CM Rack Encoder

TrolleyLive Remote Pro

Mil/Gov Products and Solutions

In the Mil/Gov sector, Vislink has focused on supplying miniature transmitters and handheld receivers for tactical surveillance and benefits from limited competition in this area. The HHT3 and Mobil Commanders are handheld receivers/monitors designed for tactical situations.

The Airborne Video Downlink System (AVDS) is a comprehensive aerial-based video transmission solution that delivers real-time surveillance to enhance law enforcement, emergency, and critical infrastructure operations. It includes an integrated suite of downlink transmitters, receivers, and antennas that capture real-time, reliable high-definition video from drones, helicopters, and other aircraft for display at command centers, mobile units, and video management systems. AVDS allows an unlimited number of observers to view the video over any network connection, including wired Ethernet, Wi-Fi, I.P. satellite, and I.P. cellular. AeroLink is an aircraft-based transmitter unit that provides bi-directional data transmission and is tightly integrated with other elements of the Vislink AVDS, including the Quantum and other Vislink central receivers. In addition to supporting Mil/Gov applications, AeroLink supports broadcast/ENG applications for transmitting air-based feeds from breaking news and sporting events.

HHT3

Mobil Commander

AeroLink

Satellite Products and Solutions

Our top satellite product has historically been MSAT, a highly portable tri-band satellite antenna system designed for rapid deployment in challenging environments. The Vislink Satellite product line features terminals ranging from 65cm man-portable systems to 2.4m flyaway and driveaway systems, all available in multiple satellite band configurations. Other Vislink Satellite products include the DVE6100 encoder and IRD6200 decoder electronics units complementing our satellite terminals. They support 4k UHD transmissions and deliver significant bandwidth efficiencies to satellite communications.

MSAT

DVE6100

Competition and Competitive Positioning

Vislink believes its primary competitors are Domo Tactical Communications (formerly a division of Cobham), Silvus Technologies, Persistent Systems, Troll Systems, and several smaller market-specific businesses.

We believe that Vislink represents one of the market share leaders in the professional broadcast and media video transmission sector. We have successfully leveraged our history of broadcast industry leadership, reputation for advanced technology, and the ability to provide end-to-end solutions to maintain and increase our customer base and continue delivering highly competitive offerings. Our products solve a growing market need for regular, high-definition, wireless video communications. Many of our product offerings address applications in growing market segments, including in-game sports-video mobile feeds, real-time capture and display footage from drones and other aerial platforms, and rapid-response electronic newsgathering operations.

Since completing the global rebranding of our solutions under the single Vislink entity in 2018 and the acquisition of MVP in 2021, we believe we can now offer an expanded range of product offerings, additional services, and enhanced capabilities. We believe this expansion of product offerings will position us for continued growth in Live Production and Mil/Gov markets. We continue to market and sell satellite solutions but do not anticipate investing in the engineering and development necessary to offer additional upgrades or features to our current products. We seek to improve margins and control product quality and competitive agility as we refine our production processes.

Sales and Marketing

Our sales team comprises sales managers responsible for defined regional areas, inside sales personnel, and business development representatives focused on targeted sectors and regions, supported by solution engineers trained in technical sales with a given market focus. The sales team focuses on helping current customers and nurturing relationships with prospective customers in key domestic and international markets. We employ a combination of sales channels, including direct-to-end customer sales, network group sales, reseller/integrators, and Original Equipment Manufacturer (“OEM”) sales channels to use the most efficient means of reaching customers depending on the market segment. Marketing and public relations activities, digital and print marketing initiatives, the creation of support materials, trade shows, and other event appearances support our sales efforts.

As of December 31, 2022, our business development, sales, and marketing team comprised 22 full-time employees and 4 contractors.

Customers

Vislink has developed a significant following based on our product offerings’ reputation for performance, reliability, and advanced technology use. We believe we have developed a diverse and stable customer base among blue-chip, tier-1 clients in Live Production markets and high-profile agencies and organizations in Mil/Gov and Satellite markets.

Manufacturing and Suppliers

We utilize a combination of external contract manufacturers and internal resources to manufacture, test, assure the quality of, and ship our products, allowing us to develop optimal supply chains tailored to our needs on a per-product and per-solution basis. As we advance, we anticipate focusing on our core strengths: innovation and technology design and developing, creating, and exploiting our intellectual property.

We may continue to rely upon third-party components and technology to build our products, particularly in the short term, as we procure components, subassemblies, and products necessary to manufacture our products based on our design, development, and production needs. While parts and supplies are generally available from various sources, we currently depend on a single or limited number of suppliers for several components for our products. We rely on purchase orders rather than long-term contracts with our suppliers. A delay in production could result if a supply disruption of critical components required us to re-engineer our products to incorporate alternate features.

Intellectual Property

We have developed a broad intellectual property portfolio covering wired and wireless communications systems. As of December 31, 2022, we have 17 patents granted in the United States, no patent applications pending, no provisional applications pending, and one disclosure. Internationally, we have two patents granted, no patent applications pending, and no Patent Cooperation Treaty (PCT) applications.

Areas of our development activities that have culminated in filings and/or awarded patents include:

●	Self-Organizing Networks;
●	R.F. Modulation;
●	Compression (protocols, payload, signaling, etc.);
●	Modulators/Demodulators;
●	Antennas/Shielding;
●	Wired and Wireless Networks;
●	Media Access Control Protocols; and
●	Interference Mitigation.

We protect our intellectual property rights by relying on federal, state, and common law rights and contractual restrictions. We control access to our proprietary technology by entering confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties. We also actively monitor activities concerning infringing uses of our intellectual property by third parties.

In addition to these contractual arrangements, we rely on a combination of the trade secret, copyright, trademark, trade dress, domain name, and patents to protect our products and other intellectual property. We own a substantial portion of the copyright interests in the software code used in connection with our products and the brand or title name trademark under our marketed products. We pursue our domain names, trademarks, and service marks in the United States and locations outside the United States. Our registered trademarks in the United States include “xG,” “IMT,” “Vislink,” “Mobile Viewpoint,” and the names of our products, among others.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, adequate intellectual property protection may not be available in the United States or other countries where our products are sold or distributed. Also, our efforts to protect our proprietary rights may not be adequate. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, harming our operating results.

Mobile wireless communications technology and other industries may own many patents, copyrights, and trademarks. They may frequently request license agreements, threaten litigation, or file a suit against us based on infringement allegations or other violations of intellectual property rights. We may face third-party claims that our competitors and non-practicing entities infringe on their trademarks, copyrights, patents, and other intellectual property rights. As our business grows, we might face more claims of infringement.

Company Information

Effective February 11, 2019, xG Technology, Inc. changed its name to Vislink Technologies, Inc. Our predecessor company was initially incorporated in Delaware in 2006. Our executive offices are at 350 Clark Dr., Suite 125, Mt. Olive, NJ 07828, and (908) 852-3700 is the telephone number. Our website address is www.vislink.com. Our website’s information is not part of the report and is only for informational purposes.

Human Capital

Overall

Our business results depend partly on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. As of December 31, 2022, we employed 109 full-time employees and 4 independent contractors, including 23 in development, two officers, 13 in general and administrative, one in business development, 44 in operations, and 22 in sales and marketing. As a global industrial technology company, many of our employees are engineers or trained trade or technical workers focusing on advanced manufacturing, and many possess advanced college degrees. No labor union represented our employees at any of our worldwide facilities as of December 31, 2022.

The Company emphasizes several measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation. These targeted ideals vary by country/region and may include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare, and insurance benefits, health savings and flexible spending accounts, paid time off, family leaves, family care resources, employee assistance programs, and tuition assistance. We also provide our employees access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors. We consider our employee relations generally to be good.

Covid-19

During the COVID-19 pandemic, our employees’ safety remained vital to us. Our response to the global pandemic efforts included implementing health-related protocols that we consider prudent. The Company continues to maintain policies relating to housekeeping, [visitation restrictions, social distancing], sanitization, hygiene, and respiratory etiquette. We retain employee leave policies and accommodations, remote working opportunities and infrastructure, and protocols for not reporting to work and/or when to return to work upon potential and/or confirmed COVID-19 exposure or infection. The use of personal protective equipment is an employee choice and optional for visitors to Company facilities. We support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

Item 1A. Risk Factors

In addition to the other information in this Form 10-K, readers should consider the following essential factors carefully. These factors, among others, in some cases, have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this Form 10-K or that we have made or will make elsewhere.

Risk Factor Summary

The following summarizes certain factors that may make our company’s investment speculative or risky. You should carefully consider the entire risk factor disclosure outlined in this Annual Report, in addition to the other information herein, including the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

●	We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.
●	We may need to raise additional capital to fund our existing commercial operations, develop and commercialize new products and expand our operations.
●	If we cannot regain or maintain compliance with Nasdaq’s applicable continued listing requirements or standards, Nasdaq could delist our Common Stock.
●	We face risks related to COVID-19, which could significantly disrupt our operations and adversely impact us and our business.
●	We may require additional capital to develop and market new products. If we do not obtain additional financing, our business prospects, financial condition, and results of operations will be adversely affected if required.
●	Our industry is highly competitive, and we may not compete effectively.
●	Defects or errors in our products and services or products made by our suppliers could harm our brand and relations with our customers and expose us to liability. If we experience product recalls, we may incur significant expenses and experience decreased demand for our products.
●	We acknowledge material weaknesses in the controls and procedures of our financial reporting. In the future, we may identify additional material weaknesses that may cause us to fail to meet our reporting obligations, including timeliness, or result in material misstatements of our financial statements.
●	We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.
●	We purchase some components, subassemblies, and products from a limited number of suppliers. The loss of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.
●	Our intellectual property protections may be insufficient to safeguard our technology adequately.
●	We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred for monitoring, protecting, and defending our intellectual property rights could adversely affect our business.
●	Enforcement of our intellectual property rights abroad, particularly in China, is limited, and it is often difficult to protect and enforce such rights.
●	The intellectual property rights of others may prevent us from developing new products or entering new markets.
●	We may be subject to infringement claims in the future.
●	If our technology did not work as planned or was unsuccessful in developing and selling new products or penetrating new markets, our business and operating results would suffer.
●	Demand for our defense-related products and products for emergency response services depends on government spending.
●	Regulation of the telecommunications industry could harm our operating results and prospects.
●	New regulations or standards or changes in existing laws or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations, and future sales, and could place additional burdens on the operations of our business.
●	Our industry is subject to rapid technological change, and we must make substantial investments in new products, services, and technologies to compete successfully.
●	At several of our annual stockholder meetings, including our 2019 Annual Meeting of Stockholders, we failed to obtain ratification by our stockholders of specific proposals submitted for approval of our stockholders at prior annual meetings, which could be deemed defective corporate acts.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has unfavorably affected the Company’s business, financial condition, and operating results and could affect the Company’s liquidity. We cannot predict, with any certainty, how future events may affect our operations in the near and long-term in the COVID-19 pandemic environment.

The COVID-19 pandemic and the continued measures to reduce its spread have negatively impacted the global economy, disrupted consumer/customer demand and supply chains, and created significant volatility and financial market disruption. These measures and the continued volatility of the worldwide economy adversely affected our results of operations for 2022.

The extent to which COVID-19 will impact our business remains uncertain and will depend on various changing factors on a day-to-day basis. We may not be able to predict such items accurately as:

●	the duration and scope of the pandemic,
●	the disruption of the national and global economy,
●	the span of the economic downturn,
●	the laws, programs, actions, and vaccine mandates that federal, state, and local governments will enact or take,
●	the possibility to which our clients’ businesses contract or fail,
●	the applicability to which new regulations intended to help small and medium-sized businesses,
●	the extent to which our operations are impacted by facility closures, remote work, and/or infections,
●	and how quickly and to what time normal economic and operating conditions can resume.

These factors could exacerbate the risks and uncertainties related to the COVID-19 pandemic.

Risks Related to the Company and Our Business

We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.

We have incurred net losses since inception, including net losses of $13.6 million and $16.4 million for the years ended December 31, 2022, and 2021, respectively. As a result of ongoing losses, as of December 31, 2022, we had an accumulated deficit of $300.1 million and $25.6 million of cash. We expect to continue to incur significant sales and marketing, product development, regulatory and other expenses as we seek to expand existing relationships with our customers, obtain new customers, reach new markets, and develop new products or add new features to our existing products. Our net income (loss) may fluctuate significantly from fiscal period to period. We will need to generate significant additional revenues and/or cost-cutting to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We may need to raise additional capital to fund our existing commercial operations, develop and commercialize new products and expand our operations.

Suppose our available cash balances, potential borrowing capacity, and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products, whether as a result of the risks described in this Annual Report on Form 10-K or otherwise, we may seek to sell common or preferred equity or debt securities, other forms of third-party funding or seek debt financing. Our current and future funding requirements will depend on many different factors, including:

our ability to achieve revenue growth and improve operating margin;

●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to new products and technologies or features for existing products;
●	the effect of competing technological and market developments;
●	costs related to international expansion; and
●	the potential cost and delays resulting from regulatory oversight of our business and products.

We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or for other reasons, including:

●	expand our sales and marketing efforts to increase market adoption of our products and address competitive developments;
●	fund development and marketing efforts of any future products or additional features to then-current products;
●	acquire, license, or invest in new technologies;
●	provide for supply and inventory costs associated with plans to accommodate potential increases in demand for our products;
●	acquire or invest in complementary businesses or assets; and
●	finance capital expenditures and general and administrative expenses.

Additional capital may not be available to us at such times or in needed amounts. Even if capital is available, it might be available only on unfavorable terms. Any issuance of additional equity or equity-linked securities could be dilutive to our existing stockholders, and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt, pay dividends, repurchase our stock, make investments, and engage in merger, consolidation, or asset sale transactions. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish or license some rights to our technologies or products on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or expansion programs, significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

We face risks related to COVID-19, which could significantly disrupt our operations and adversely impact us and our business.

The enduring effect of the COVID-19 pandemic, including the advent of Delta and Omicron variants, plus the uncertainty of possible future variants, may subject the Company to particular challenges in its business, financial condition, results of operations, and cash flows. The timing and efficacy of the vaccination programs in the jurisdictions in which the Company operates and the actions implemented to contain the impact of COVID-19 by Federal and local governments limit determining the foreseeable resulting economic effects with any level of predictability.

We may require additional capital to develop and market new products. If we do not obtain additional financing, our business prospects, financial condition, and results of operations will be adversely affected if required.

We may require additional capital to develop new products in the future, and we may not be able to secure adequate additional financing when needed on acceptable terms or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at discounts to the current or future market price of our Common Stock. If we cannot secure additional funding, we may be forced to forego strategic opportunities or delay, scale back, and eliminate future product development.

Our industry is highly competitive, and we may not compete effectively.

The communications industry is highly competitive, rapidly evolving, and constantly technological change. We expect that new competitors are likely to join existing competitors. Many of our competitors may be larger and have more excellent financial, technical, operational, marketing, and other resources and experience than we do. If a competitor expends significant resources, we may not compete successfully. Also, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide products. If our competitors were to offer better and more cost-effective products than our products, we might not be able to capture any significant market share.

Defects or errors in our products and services or products made by our suppliers could harm our brand and relations with our customers and expose us to liability. If we experience product recalls, we may incur significant expenses and experience decreased demand for our products.

Our products are inherently complex and may contain defects and errors that are only detectable when the products are in use. Because our products are used for personal and business purposes, such faults or errors could severely impact our end customers, damaging our reputation and customer relationships and exposing us to liability. Defects or impurities in our components, materials, or software, equipment failures, or other difficulties could adversely affect our customers’ ability to ship products on a timely basis and customer or licensee demand for our products. Any shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Our customers may also experience component or software failures or defects requiring significant product recalls, rework, and/or repairs not covered by warranty reserves.

We acknowledge material weaknesses in the controls and procedures of our financial reporting. In the future, we may identify additional material weaknesses that may cause us to fail to meet our reporting obligations, including timeliness, or result in material misstatements of our financial statements. If we continue to remediate our material weaknesses or implement effective controls and procedures for our financial reporting, our ability to accurately and timely report our financial results could be adversely affected, which would likely adversely affect the value of our Common Stock.

The Company’s management is responsible for establishing and maintaining internal controls over financial reporting. Internal Control Over Financial Reporting is a process designed by and under the supervision of the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes under generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements following generally accepted accounting principles and that receipts and expenditures of the Company are being made only by authorizations of its management and Board; and

●	Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any effectiveness evaluation to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). In their assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management concluded that such control was ineffective and that there were control deficiencies that constituted material weaknesses because (i) we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, (b) conduct a tolerable risk assessment, and (ii) we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

We are designing and implementing measures to improve our internal control over financial reporting to remediate the material weaknesses related to our financial reporting as of December 31, 2022. Management has engaged a third-party consultant to identify and document our internal control deficiencies and provide an assessment of current controls and recommendations regarding remediation efforts to eliminate or mitigate the control deficiencies. Until we can remediate this situation, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements.

The Company is in the process of affecting the following:

●	additional review procedures within our accounting and finance department,
●	Implement application controls in our accounting system, and
●	Implementing suitable accounting controls and processes.

If we cannot conclude on an ongoing basis that we have effective internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, in that case, our independent registered public accounting firm may not issue an unqualified opinion or cause us to be untimely concerning our reporting obligations. If we cannot conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. We will not fully correct the identified material weaknesses until the ongoing steps described above are effectively attained and operating efficiently for an appropriate time.

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

We expect our products to be in many different locations and user environments and can provide transmission of video, mobile broadband connectivity, and interference mitigation, among other applications. Our products’ ability to operate effectively can be negatively impacted by many different elements unrelated to our products. Although our products may not cause technical issues, users often may perceive the underlying cause of our technology’s poor performance. This perception, even if incorrect, could harm our business and reputation. Similarly, a high-profile network failure may be caused by improper operation or failure of a network component we did not supply. Still, other service providers may perceive that our products were implicated, which, even if incorrect, could harm our business, operating results, and financial condition.

Our ability to sell our products will be highly dependent on the quality of our support and service offerings, and our failure to offer high-quality support and services would adversely affect our sales and the results of operations.

Once our products are deployed, our channel partners and end customers will depend on our support organization to resolve any issues relating to our products. A high level of support will be necessary for our products’ successful marketing and sale. In many cases, our channel partners will likely provide support directly to our end customers, and we will not have complete control over the quality of the support supplied by our channel partners. These channel partners may also support other third-party products, potentially distracting resources from support for our products. Suppose our channel partners do not effectively assist our end customers in deploying our products, succeed in helping our end customers quickly, resolve post-deployment issues, or provide adequate ongoing support. In that case, our ability to sell our products to existing end customers could be adversely affected, and our reputation with potential end customers could be harmed. We sometimes guarantee a certain performance level to our channel partners and end customers, which could prove resource-intensive and expensive if unforeseen technical problems arise.

We are subject to increasing operating costs and inflation risks, which may adversely affect our performance.

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

We are subject to increasing operating costs and inflation risks, which may adversely affect our performance.

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

We expect to rapidly expand our operations and grow our sales, development, and administrative functions. This expansion is expected to significantly strain our management and require hiring a considerable quantity of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies for qualified personnel in our activities. Suppose we fail to identify, attract, retain, and motivate this highly skilled personnel. In that case, we may be unable to continue our marketing and development activities, which could adversely affect our business, financial condition, results of operations, and prospects.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.

We depend highly on our executive officers because of their expertise and experience in the telecommunications industry. We have agreements with our executive officers containing customary non-disclosure, non-compete, confidentiality, and assignment of inventions provisions. Our officers do not have “key person” life insurance policies. The loss of our key personnel’s technical knowledge, management, and industry expertise could result in delays in product development, loss of customers and sales, and diversion of management resources, adversely affecting our operating results.

We purchase some components, subassemblies, and products from a limited number of suppliers. The loss of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.

We sometimes rely on third-party components and technology to build and operate our products, and until full integration with IMT and VCS, we may rely on our contract manufacturers to obtain the parts, subassemblies, and products necessary for the manufacture of our products. Shortages in components we use in our products are possible, and our ability to predict such components’ availability is limited. While parts and supplies are generally available from various sources, our contract manufacturers currently depend on a single or limited number of suppliers for several of our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us, and we could not replace them cost-effectively or at all, our ability to provide our products would be impaired. Our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers.

Specific supply chains disruptions, such as the armed conflict between Russia and Ukraine, trade sanctions, and similar events, may also arise. It may be difficult for us to assess the ability of our suppliers to timely meet our demand in the future based on past performance. As a result, even if available, our contract manufacturers and we may not secure sufficient components at reasonable prices or acceptable quality to build our products on time. Therefore, we may be unable to meet customer demand for our products, adversely affecting our business, operating results, and financial condition.

We do not have long-term contracts with our existing contract manufacturers. The loss of any of our current contract manufacturers could adversely affect our business, operating results, and financial condition.

We do not have long-term contracts with our existing contract manufacturers. If any of our current contract manufacturers are unable or unwilling to manufacture our products in the future, the loss of such contract manufacturers could adversely affect our business, operating results, and financial condition.

Our intellectual property protections may be insufficient to safeguard our technology adequately.

Given the rapid pace of innovation and technological change within the wireless and broadband industries, our personnel, consultants, and contractors’ technical and creative skill and ability to develop, enhance, and market new products and upgrades to existing products are critical to continued success. Our success and ability to compete effectively depend on the proprietary technology we have developed internally. We rely primarily on patent laws to protect our proprietary rights. As of December 31, 2021, in the United States, we have 17 patents granted, no patent applications pending, and no provisional applications pending. Internationally, we have 2 patents granted and no patent applications pending. There can be no assurance that patents awaiting or future patent applications will be issued or that we would have the resources to protect any such issued patent from infringement if issued.

Further, we cannot patent much critical technology to our business. To date, we have relied on copyright, trademark, and trade secret laws, as well as confidentiality procedures, non-compete and/or work-for-hire invention assignment agreements, and licensing arrangements with our employees, consultants, contractors, customers, and vendors, to establish and protect our rights to this technology and, to the best extent possible, control the access to and distribution of our technology, software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is challenging. There can be no assurance that our steps will prevent the misappropriation of or prevent unauthorized third parties from obtaining or using the technology we rely on. Also, adequate protection may be unavailable or limited in some jurisdictions. Litigation may be necessary in the future to enforce or protect our rights.

We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred for monitoring, protecting, and defending our intellectual property rights could adversely affect our business.

Competitors and others may infringe on our intellectual property rights or allege we have violated theirs. If we are found to infringe on others’ rights, we could be required to discontinue offering certain products or systems, pay damages, or purchase a license to use the intellectual property in question from its owner. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may be unable to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses in protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could hurt our future cash flows and the results of operations. Litigation can also distract management from the day-to-day operations of the business.

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

In particular, the legal regime relating to China’s intellectual property rights is limited, and it is often difficult to protect and enforce such rights. The regulatory scheme for implementing China’s intellectual property laws may not be as developed as other countries’ regulatory schemes. Any advancement of an intellectual property enforcement claim through China’s regulatory system may require extensive time, allowing intellectual property infringers to continue mostly unimpeded, to our commercial detriment in the Chinese and other export markets. Also, rules of evidence may be unclear, inconsistent, or difficult to comply with, making it difficult to prove infringement of our intellectual property rights. As a result, enforcement cases involving technology, such as copyright infringement of software code or unauthorized manufacture or sale of products containing patented inventions, may be difficult or impossible to sustain.

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

The telecommunications industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products and expand into new markets that may be created. Therefore, our success depends on adapting our products and systems, incorporating new technologies, and growing into markets that new technologies may design. If technologies are protected by others’ intellectual property rights, including our competitors, we may be prevented from introducing new products or expanding into new markets created by these technologies. If others’ intellectual property rights prevent us from using innovative technologies, our financial condition, operating results, or prospects may be harmed.

We may be subject to infringement claims in the future.

We may be unaware of filed patent applications and issued patents that could include claims covering our products. Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell or supply our products or license our technology and cause us to pay substantial royalties, licensing fees, or damages. The defense of any lawsuit could divert management’s efforts and attention from ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. These outcomes may (i) require us to stop selling products or using technology that contains the allegedly infringing intellectual property; (ii) need us to redesign those products that have the allegedly infringing intellectual property; (iii) require us to pay substantial damages to the party whose intellectual property rights we may be found to be infringing; (iv) result in the loss of existing customers or prohibit the acquisition of new customers; (v) cause us to attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all; (vi) materially and adversely affect our brand in the market place and cause a substantial loss of goodwill; (vii) cause our stock price to decline significantly; (viii) materially and adversely affect our liquidity, including our ability to pay debts and other obligations as they become due; or (ix) lead to our bankruptcy or liquidation.

We rely on the availability of third-party licenses. If these licenses are available only on less favorable terms or not in the future, our business and operating results will be harmed.

We have incorporated third-party licensed technology into our products. It may be necessary to renew licenses relating to these products or seek additional licenses for existing or new products. There can be no assurance that the required licenses will be available on acceptable terms or at all. The inability to obtain specific licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters could result in delays in product releases until such time, if ever, as equivalent technology could be identified, licensed or developed and integrated into our products and might have a material adverse effect on our business, operating results and financial condition. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights.

We expect to base our inventory purchasing decisions on our forecasts of customers’ demand, and if our forecasts are inaccurate, our operating results could be materially harmed.

As our customer base increases, we expect to place orders based on customer demand forecasts with our contract manufacturers. Our forecasts will be based on multiple assumptions, each of which may cause our estimates to be inaccurate, affecting our ability to provide products to our customers. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to rush the manufacture and delivery of other products. If we underestimate customers’ demand, we may forego revenue opportunities, lose market share, and damage customer relationships. Conversely, if we overestimate customer demand, we may purchase more inventory than we can sell at any given time or at all. Also, we grant our distributors stock rotation rights, which require us to accept stock back from a distributor’s inventory, including obsolete inventory. As a result of our failure to correctly estimate the demand for our products, we could have excess or obsolete inventory, resulting in a decline in our inventory value, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage inventory relative to demand would adversely affect our operating results.

If our technology did not work as planned or was unsuccessful in developing and selling new products or penetrating new markets, our business and operating results would suffer.

Our ability to compete successfully depends on our ability to design, develop, manufacture, assemble, test, market, and support new products and enhancements on a timely and cost-effective basis to keep pace with market needs and satisfy customers’ demands. Our success and ability to compete depend on the technology we have developed or may develop in the future. There is a risk that the technology we have developed or may develop may not work as intended or that the technology marketing may not be as successful as anticipated. Further, the markets in which our customers and we compete or plan to compete are characterized by regularly and rapidly changing technologies and technological obsolescence. A fundamental technological shift in our target markets could harm our competitive position. Our failure to anticipate these shifts, develop new technologies, or react to changes in existing technologies could materially delay our development of new products, resulting in product obsolescence, decreased revenue, and a loss of customer wins to our competitors. New technologies and products require substantial investment and long development and testing periods before being commercially viable. We intend to continue to make significant investments in developing new technologies and products, and it is possible that we may not successfully be able to build or acquire new products or product enhancements that compete effectively within our target markets or differentiate our products based on functionality, performance or cost and that our latest technologies and products will not result in meaningful revenue. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers. Any technical flaws in product releases could diminish our products’ innovative impact and harm customer adoption and reputation. If we fail to introduce new products that meet our customers’ demands or target markets, do not achieve market acceptance, or fail to penetrate new markets, our revenue will not increase over time, and our operating results and competitive position will suffer.

We rely extensively on information technology systems and could face cybersecurity risks.

We rely extensively and increasingly on information technologies and infrastructure to manage our business, including developing new business opportunities and digital streaming products and services. Our business operations depend on secure transmission and other data and video processing over the internet and interconnected systems. Malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, ransomware, worms, and other destructive or disruptive software and other attempts to gain access to confidential or personal data, denial of service attacks, and other malicious activities are becoming increasingly diverse and sophisticated, and the incidence of these events is on the rise worldwide and highlights the need for continual and effective cybersecurity awareness and education. Our business, which involves the collection, use, transmission, and other distribution of data and video, may make us and our clients and business partners attractive targets of hackers, denial of service attacks, malicious code, phishing attacks, ransomware attacks, and other threat actors, including malicious insiders (such as employees and prior employees), which may result in security incidents, including the unauthorized access, misuse, loss, corruption, inaccessibility, or destruction of this data (including personal, confidential and sensitive information), unavailability of services, or other adverse events. We have in the past faced cyber-attacks of this nature, and we expect to continue to face such attacks in the future. Some of these attacks have been successful, although none to date have been material. We cannot guarantee that our defensive measures will prevent such attacks in the future. These types of cyber-attacks and incidents can give rise to various losses and costs, including legal exposure and regulatory fines, damages to reputation, and others. If successful, these incidents could also materially disrupt operational systems and result in the loss of intellectual property, trade secrets, other proprietary or competitively sensitive information, and general data (including personal information).

Data breaches and improper use of social media by employees and others may risk sensitive data, such as personal information, strategic plans, and trade secrets, being exposed to third parties or the general public. Any such breaches or breakdowns could expose us to legal liability, be expensive to remedy, result in a loss of our or our clients’ or vendors’ proprietary information, and damage our reputation. Efforts to develop, implement and maintain security measures are costly, may not successfully prevent these events from occurring, and may require ongoing monitoring and updating as technologies and cyberattack techniques change frequently or are not recognized until successful.

Furthermore, computer malware, viruses, hacking, and phishing attacks have become more prevalent in our industry and may occur in future systems. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to attract and retain customers.

Regulation of the telecommunications industry could harm our operating results and prospects.

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Currently, few laws or regulations apply directly to access to or commerce on intellectual property networks, but future regulations could include sales taxes and tariffs in previously unregulated areas and provider access charges. We could be adversely affected by the regulation of intellectual property networks and commerce in any country where we market equipment and services to service or content providers. Rules governing the range of services and business models that service providers or content providers can offer could adversely affect those customers’ needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission (“FCC”) has issued regulations governing aspects of fixed broadband networks and wireless networks. These regulations might impact service provider and content provider business models and providers’ needs for Internet telecommunications equipment and services. Also, many jurisdictions are evaluating or implementing cybersecurity, privacy, and data protection regulations, which could affect the market and networking and security equipment requirements.

Environmental regulations concerning electronic equipment manufacturing or operations may adversely impact our business and financial condition. For instance, the European Union has adopted electronic waste, e-waste, e-scrap, or electrical and electronic equipment waste, Restriction of the Use of Certain Hazardous Substances, Registration, Evaluation, Authorization, and Restriction of Chemicals. Furthermore, some governments have regulations prohibiting government entities from purchasing security products that do not meet specified indigenous certification criteria, even though those criteria may conflict with accepted international standards. Similar regulations are in effect or under consideration in several jurisdictions where we do business.

Adopting and implementing such regulations could decrease demand for our products, increase the cost of building and selling our products, impact our ability to ship products into affected areas, and recognize revenue on time. Any of these impacts could have a material adverse effect on our business, financial condition, and the results of operations.

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

At each of these annual meetings, our inspector of elections determined that the applicable proposal received the requisite stockholder approval under our amended and restated bylaws (“Bylaws”) and certified that the proposal passed, which was subsequently disclosed in an applicable Current Report on Form 8-K. Questions have been raised about whether the votes on such proposals were tabulated following our Bylaws’ provisions and whether the requisite votes were obtained to approve each of these proposals.

According to the provisions of Section 204 of the General Corporation Law of the State of Delaware (“DGCL”) and to continue to remain in compliance with Nasdaq’s Listing Rules, we submitted all of these proposals, again, to our stockholders at our 2019 Annual Meeting of Stockholders for ratification to resolve any defects in the corporate acts relating to the approval of these proposals by our stockholders at the prior meetings. We could not obtain ratification by our stockholders for any proposals submitted to them at the 2019 Annual Meeting of Stockholders. Although we intend to resubmit these proposals to our stockholders for ratification, there can be no assurance that any of these proposals will be ratified. Suppose we cannot secure such ratifications or are deemed inadequate, among other consequences. In that case, this could result in a determination that none of the shares issued by us under these plans were duly authorized and validly issued, which could create accounting issues, affect our liquidity and capital structure, and expose us to claims from recipients of any stock awards granted according to such plans, any of which could have a material adverse effect on our business and results of operations.

Demand for our military and government-related products and products for emergency response services depends on government spending.

A portion of our business is derived from military and government markets. The military and government market largely depends on government budgets and is subject to governmental appropriations. Although multi-year contracts may be authorized with major procurements, funds are generally appropriated on a fiscal-year basis, even though a program may be expected to continue for several years. Consequently, programs are often only partially funded, and additional funds are committed if further appropriations are made. We cannot assure you that maintenance of or increases in military and government spending will be allocated to programs that would benefit our business. A decrease in levels of military and government spending or the government’s termination of, or failure to fully fund, one or more of the contracts for the programs in which we participate could have a material adverse effect on our financial position and the results of operations. Moreover, we cannot assure you that the new military and government-related communication and broadcasting programs we participate in will enter full-scale production as expected.

Our potential customers for our communication, surveillance and satellite products and solutions will likely include U.S. Government or Government-related entities that are subject to appropriations by Congress. Reduced funding for military and government procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that a portion of our revenue will be derived from our communication, surveillance, and satellite products and solutions, at least in the foreseeable future, from U.S. Government and Government-related entities, including the U.S. Department of Defense and other departments and agencies. Government programs in which we may seek to participate, and contracts for our products, must compete with other programs for consideration during Congress’ budget and appropriations hearings and may be affected by changes in political power and appointments and general economic conditions, and other factors beyond our control. A government closure based on a failure of Congress to agree on federal appropriations or the uncertainty surrounding a continuing resolution may result in the termination or delay of federal funding opportunities we are pursuing. Reductions, extensions, or terminations in a program in which we seek to participate, or overall defense or another spending could adversely affect our ability to generate revenues and realize profits. We cannot predict whether potential changes in security, military, communications, and intelligence priorities will afford opportunities for our business regarding research and development or product contracts. Still, a possible reduction in government spending on such programs could negatively impact our ability to generate revenues. In addition, our ability to participate in U.S. Government programs may be affected by the adoption of new laws or regulations relating to government contracting or changes in existing laws or regulations, changes in political or public support for security, military and government programs, and uncertainties associated with the current global threat environment and other geo-political matters.

Contracting with government entities can be complex, expensive, and time-consuming.

The procurement process for government entities is, in many ways, more challenging than contracting in the private sector. We must comply with laws and regulations relating to the formation, administration, performance, and pricing of contracts with government entities, including U.S. federal, state, and local governmental bodies.

Government entities often require highly specialized contract terms that may differ from our standard arrangements. Government entities often impose complicated compliance requirements, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive. Compliance with these exceptional standards or satisfaction with such requirements could complicate our efforts to obtain business or increase costs. Even if we meet these particular standards or conditions, the increased costs of providing our solutions to government customers could harm our margins.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, or results of operations.

Events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as a receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations and product development could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit, or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to develop and commercialize new products and meet our operating expenses and financial obligations or fulfill our other commitments, resulting in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any of these impacts, or any other consequences resulting from the factors described above or other related or similar factors not described above, could have material adverse effects on our liquidity and our business, financial condition, or results of operations.

Risks Related to Our Industry and its Regulatory Context

Our industry is subject to rapid technological change, and we must make substantial investments in new products, services, and technologies to compete successfully.

New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make significant investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. Our future success will depend on our ability to quickly develop and introduce new products, technologies, and enhancements. Our future success will also depend on our ability to keep pace with technological developments, protect our intellectual property, satisfy customer requirements, meet customer expectations, price our products and services competitively, and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technologies and products and technologies currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements or experience any significant delays in the development, introduction, or shipment of our products and technologies in commercial quantities, demand for our products and our customers’ and licensees’ products that use our technologies could decrease, and our competitive position could be damaged.

New regulations or standards or changes in existing laws or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations, and future sales, and could place additional burdens on the operations of our business.

Our products may be subject to governmental regulations in a variety of jurisdictions. Our technology and products must comply with these regulations and many industry standards to achieve and maintain market acceptance. In the United States, our technology and products must comply with various FCC rules and others. We may also have to comply with similar international regulations. For example, our wireless communication products operate through the transmission of radio signals, and radio emissions are subject to regulation in the United States and other countries in which we intend to do business. In the United States, various federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the FCC, the Occupational Safety and Health Administration, and various state agencies, have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards relating to electrical safety, electromagnetic compatibility and emissions, and chemical substances and use standards.

As these regulations and standards evolve, and if new rules or standards are implemented, we may be required to modify our technology or products or develop and support new versions. Our compliance with these regulations and standards may become more burdensome. The failure of technology or our products to comply, or delays in compliance with the various existing and evolving industry regulations and standards, could prevent or delay the introduction of our technology or products, harming our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or end-customers may require us, or we may otherwise deem it necessary or advisable, to alter our technology or products to address actual or anticipated changes in the regulatory environment. Our inability to change our technology or products to address these requirements and any regulatory changes may adversely affect our business, operating results, and financial condition.

Compliance with environmental, health, and safety laws and regulations, including new regulations requiring higher standards, may increase costs, limit our ability to utilize supply chains, and force product design changes.

Our operations are subject to various environmental, health, and safety laws and regulations and equivalent local, state, and regulatory agencies in each jurisdiction we operate or may operate in the future. Our products manufacturing uses substances regulated under various federal, state, and local laws governing the environment and worker health and safety. If we, including any contract manufacturers that we may employ, do not comply with these laws, including any new regulations, such non-compliance could reduce our products’ net realizable value, resulting in an immediate charge to our income statements. Our non-compliance with such laws could also negatively impact our operations and financial position as a result of fines and penalties that may be imposed on us and increase the cost of mandated remediation or delays to any contract manufacturers we may utilize; thus, we may suffer a loss of revenues, be unable to sell our products in specific markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. If applicable, costs to comply with current laws and regulations and/or similar future laws and regulations could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs, and insurance costs. We cannot assure you that the costs to comply with these new laws or current and future environmental and worker health and safety laws will not adversely affect our business, operating results, and financial condition.

Governmental regulations affecting the import or export of products or affecting products containing encryption capabilities could negatively affect our revenues.

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on importing or exporting some technologies, especially encryption technology. Also, governmental agencies have occasionally proposed additional regulation of encryption technology, such as requiring certification, notifications, review of source code, or the escrow and governmental recovery of private encryption keys. For example, Russia and China recently have implemented new requirements for encryption products, and India has imposed certain warranties and other obligations associated with critical technology. Governmental regulation of encryption or IP networking technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international and domestic sales prospects and adversely affect our revenue expectations. In addition, the U.S. and other international organizations have imposed numerous sanctions and restrictions, such as the EU, on exporting specific goods and services to Russia due to the armed conflict with Ukraine. Failure to comply with such regulations could result in penalties, costs, and restrictions on import or export privileges or adversely affect sales to government agencies or government-funded projects.

If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products, licensees, and customers may decrease.

In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods for evaluating radiofrequency emissions from radio equipment, including wireless phones and other wireless devices. Even if unfounded, concerns over the effects of radiofrequency emissions may discourage the use of wireless devices, decreasing demand for our products and those of our licensees and customers. Interest groups have also requested that the FCC investigate claims that wireless communication technologies pose health concerns and cause interference with airbags, hearing aids, and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with wireless devices while driving. Any legislation adopted in response to these expressions of concern could reduce demand for our products and those of our licensees and customers in the United States and foreign countries.

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

Also, the stock markets in general and the markets for telecommunication stocks have experienced volatility. These broad market fluctuations may adversely affect the trading price or liquidity of our Common Stock. In the past, when the market price has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the case, and our management’s attention would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

If we cannot regain or maintain compliance with Nasdaq’s applicable continued listing requirements or standards, Nasdaq could delist our Common Stock.

We currently list our Common Stock on the Nasdaq Capital Market. To maintain such a listing, we must satisfy minimum financial and other continued listing requirements and standards, including director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and specific corporate governance requirements. According to Nasdaq Rule 5550(a)(2), we must maintain a minimum bid price for our common stock, par value of $0.00001 per share (“Common Stock”), of at least $1.00 per share (the “Bid Price Rule”). If our Common Stock stayed consistently traded below $1.00 per share, our common stock would be at risk of delisting from the Nasdaq Capital Market. As previously reported, on May 20, 2022, we received notice from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company of its noncompliance with Bid Price Rule by failing to maintain a minimum bid price for its common Stock on the Nasdaq Capital Market of at least $1.00 per share for 30 consecutive business days. The Company received a grace period of 180 days, or until November 16, 2022, to regain compliance with the minimum bid price requirement.

On November 10, 2022, the Company submitted a request to Nasdaq for an additional 180-day grace period to regain compliance with the minimum bid price requirement. On November 17, 2022, the Company received a letter from Nasdaq advising that the Company had been granted an additional 180-day grace period extension until May 15, 2023, to regain compliance with the minimum bid price requirement and all other applicable requirements for initial listing on the Nasdaq Capital Market except for the minimum bid price requirement. On January 11, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) whereby stockholders approved a proposal to authorize the Board of Directors of the Company (the “Board”), in its discretion but before the one-year anniversary of the date of the Special Meeting, to implement an amendment to the Company’s certificate of incorporation to effect a reverse stock split (the “Reverse Stock Split”) of all of the outstanding shares of Common Stock, of the Company, at a ratio in the range of 1-for-2 to 1-for-50. The Company intends to monitor the closing bid price of its Common Stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, including initiating the Reverse Stock Split.

There can be no assurance that a Reverse Stock Split will result in a sustained increase in the per share market price for the Common Stock for the minimum period necessary to permit the Company to timely regain compliance with the Bid Price Rule. There can be no assurance that the Company will be able to regain compliance with the Bid Price Rule or otherwise comply with other Nasdaq Listing Rules during or following the 180-day extension period ending May 15, 2023. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

If the Company timely appeals, the Common Stock will continue to be listed and traded on The Nasdaq Capital Market under the symbol “VISL,” subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Capital Market during the pendency of the appeals process.

Any Nasdaq action relating to a delisting could have a negative effect on the price of our Common Stock, impair the ability to sell or purchase our common Stock when persons wish to do so, and any such delisting action may materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.

If our Common Stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted several rules to regulate “penny stock” that restrict transactions involving stock deemed penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if the exchange or system provides current price and volume information concerning transactions in such securities). Our shares of Common Stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage them from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares of Common Stock and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth above $1,000,000 or an annual income exceeding $200,000 or $300,000 together with their spouse) must make a unique suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction before a sale unless the broker-dealer or the transaction is otherwise exempt. Also, the “penny stock” regulations require the U.S. broker-dealer to deliver, before any transaction involving a “penny stock,” a disclosure schedule prepared under SEC standards relating to the “penny stock” market unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer must also disclose commissions payable to the U.S. broker-dealer, the registered representative, and current quotations for the securities. Finally, a U.S. broker-dealer must submit monthly statements disclosing recent price information concerning the “penny stock” held in a customer’s account and information for the limited market in “penny stocks.”

According to the SEC, stockholders should know that the “penny stocks” market has suffered from fraud and abuse patterns in recent years. Such practices include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to the desired level, resulting in investor losses. Our management is aware of the abuses historically in the penny stock market. Although we do not expect to dictate the market’s behavior or broker-dealers who participate, management will strive within the confines of practical limitations to prevent the described patterns from being established concerning our securities.

General Risk Factors

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our Common Stock to decline in value.

We provide preliminary financial results or forward-looking financial guidance to our investors from time to time. Such statements are based on our current views, expectations, and assumptions, and they involve unknown risks and uncertainties that may cause actual results, performance, achievements, or share prices to materially differ from future performance, achievements, or share prices expressed or implied by such statements. Such risks and uncertainties include, among others, changes to the assumptions used to forecast or calculate such guidance or expectations or the occurrence of risks related to our performance and business, including those discussed in these risk factors. Failure to meet financial guidance or expectations regarding our future performance could harm our reputation and cause our stock price to decline.

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

As a result of the disclosure of information filing, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to fix them, could divert resources from our management and harm our business and operating results.

SEC regulations limit the funds we can raise during 12 months under our shelf registration statement on Form S-3.

As of March 16, 2023, our public float was approximately $18.8 million, based on 47,619,317 shares of outstanding common stock held by non-affiliates and at $0.39 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on March 16, 2023. SEC regulations limit the amount companies with a public float of less than $75 million may raise during 12 months under a shelf registration statement on Form S-3. We are subject to General Instruction I.B.6, Form S-3, or the Baby Shelf Rule. As of the filing of this Annual Report on Form 10-K, we are subject to the Baby Shelf Rule. Under the Baby Shelf Rule, the amount of funds we can raise through primary public securities offerings in any 12 months using a registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates of the Company. Therefore, we will be limited in the proceeds we can raise by selling shares of our common stock using our Form S-3 until our public float exceeds $75 million. Before our public float exceeds $75 million, if our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statement will also decrease. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to our stockholders or us. Furthermore, if we are required or choose to file a new registration statement on a form other than Form S-3, we may incur additional costs and be subject to delays due to review by the SEC staff.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Common Stock adversely, our share price and trading volume could decline.

The trading market for our shares of Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any analysts who may cover us change their recommendation regarding our Common Stock adversely or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which could cause our Common Stock price or trading volume to decline.

Future impairment charges could have a material adverse effect on our financial condition and the results of operations.

We must test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate that the remaining net book value of the intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a considerable portion of our business, potential government actions, and other factors. If our finite-lived intangible assets’ fair value is less than their book value in the future, we could be required to record impairment charges. The amount of any future impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Preparing financial statements conforming with U.S. generally accepted accounting principles requires our management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and debt discounts, and the valuation of the assets and liabilities acquired by us.

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, stock incentive plans, and upon the exercise of outstanding securities exercisable for shares of our Common Stock could result in substantial additional dilution of our stockholders, cause our stock price to fall and adversely affect our ability to raise capital.

We will require additional capital to continue to execute our business plan and advance our research and development efforts. If we raise additional capital by issuing additional equity securities and exercising outstanding warrants, our stockholders may experience substantial dilution. We may sell shares of preferred stock or Common Stock in one or more transactions at prices that may be at a discount to the then-current market value of our Common Stock and on such other terms and conditions as we determine from time to time. Any such transaction could result in substantial dilution of our existing stockholders. If we sell shares of our Common Stock in more than one transaction, stockholders who purchase our Common Stock may be materially diluted by subsequent sales. Such sales could also cause a drop in the market price of our Common Stock. The issuance of shares of our Common Stock in connection with public or private financing, in connection with our compensation programs, and upon exercise of outstanding warrants will have a dilutive impact on our other stockholders, and the issuance, or even potential issuance, of such shares, could hurt the market price of our Common Stock.

The exercise of stock options, warrants, and other securities could cause our stockholders to experience substantial dilution. In addition to warrants issued in 2018, 2019, and 2020, in February 2021, we issued warrants to purchase up to 9,090,910 shares of our common stock. Moreover, holders of our stock options and warrants are likely to exercise them, if ever, when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants. Such exercises, or the possibility of such exercises, may impede our efforts to obtain additional financing by selling additional securities or making such financing more costly. It may also reduce the price of our Common Stock.

Risks Relating to Acquisitions

Our acquisition strategy involves several risks.

As we engage in the acquisition discussion with other companies anticipating potential acquisition opportunities, including those that would be material or could involve businesses with operating characteristics that differ from our existing business operations, it may become available shortly. We intend to pursue them actively if appropriate acquisition opportunities are available. Acquisitions involve several unique risks, including:

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

These risks could adversely affect our business, the results of operations, and our financial condition. Furthermore, the inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth.

We have faced intense competition for acquisition candidates and expect to continue to meet them, limiting our ability to make acquisitions and leading to higher acquisition prices. We cannot assure you that we will be able to identify, acquire or manage other businesses profitably or successfully integrate any acquired businesses into our existing business without substantial costs, delays, or other operational or financial difficulties. In future acquisitions, we could incur additional indebtedness or pay consideration above fair value, which could have a material adverse effect on our business, results of operations, and financial condition.

Any impairment of goodwill, other intangible assets, or long-lived assets could negatively impact our results of operations.

Our goodwill, other intangible assets, and long-lived assets are subject to an impairment test annually and tested whenever events and circumstances indicate that goodwill, intangible assets, and/or long-lived assets may be impaired. Any excess goodwill resulting from the impairment test is written off in the determination period. Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. From time to time, we may acquire or invest in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the company’s anticipated returns or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill, intangible assets, or other long-lived assets due to an impairment test or any accelerated amortization or depreciation of other intangible or long-lived assets could have a material adverse impact on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Mount Olive, NJ

On November 1, 2021, the Company entered into a lease agreement with a non-affiliated third party (the “Landlord”) to rent approximately 7,979 square feet of commercial space for general business offices, light manufacturing, operating of a testing laboratory, assembly, and inventory storage in Mount Olive, NJ. The lease commencement date was November 1, 2021, and the expiration date is January 31, 2027. The initial monthly obligation is $10,869, with annual rent increases of 3.0% until the lease expires. The Company relocated its corporate facilities from Hackettstown, NJ, in connection to Mount Olive, NJ, with the lease commencement date of March 1, 2022.

Lutton, UK

On April 28, 2022, the Company entered a one-year lease for 600 square feet of administrative office space in Lutton, UK, commencing on May 3, 2022, and terminating on May 31, 2023, for £1,320 monthly or approximately $1,800 per month

Dubai, UAE

On June 9, 2022, the Company renewed its lease for 976 square feet of administrative office space commencing on July 3, 2022, and terminating on July 2, 2023, in Dubai Studio City, UAE, for approximately $1,632 monthly.

Billerica, MA

On January 20, 2020, the Company terminated its former lease agreement. On January 24, 2020, the Company negotiated a new lease agreement with the landlord at our Billerica location, decreasing the required square footage to 8,204 from 39,327 square feet or approximately 79%. The new lease agreement’s effective date is March 24, 2020, expiring December 31, 2026. The total annual rent under this lease is approximately $95,000. During the third quarter of the fiscal year 2022, management vacated the Billerica property. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease ROU assets for impairment, and we recognized a loss on impairment of right-of-use assets of approximately $88,000 for the year ended December 31, 2022.

Singapore

On July 3, 2020, the Company negotiated a new lease agreement with the landlord, maintaining 950 square feet of administrative office space. The new lease agreement’s effective date is August 10, 2020, expiring on August 9, 2023. The total annual rent under this lease is approximately $30,500.

Hemel, United Kingdom

Under the original lease agreement dated April 28, 2017, a “break clause” signifying a “break date” of October 28, 2020, sighted the following: the Company may terminate this lease on the “break date” by giving the landlord such notice within six months of the “break date.” At the lease’s commencement, it was not reasonably sure if the Company would exercise its right by the break clause’s date. These measures upheld the determination of the lease’s noncancellable period for adopting ASC 842 on January 1, 2019. The lease term of 22 months as of January 1, 2019, helped calculate the remaining lease payments’ net present value assigned to the right-of-use asset and operating lease liability upon the adoption date. Neither party exercised their unilateral termination rights by the “break date,” triggering a lease extension. Both parties’ inaction creates new enforceable rights and obligations in the extended period, such that ending the lease agreement terminates on October 27, 2023. The total annual rent under this lease is approximately $175,000, covering 12,870 square feet of manufacturing and administrative office space.

Colchester, UK

On February 2, 2017, the original lease agreement was for 16,000 square feet, with the initial lease commencing on March 25, 2007, and expiring on March 24, 2025. The total annual rent under this lease is approximately $275,000, covering 16,000 square feet of manufacturing and administrative office space.

Item 3. Legal Proceedings

The nature of our business and activities are such that we may faces frequent claims and litigation, including securities litigation, claims regarding patent and other intellectual property rights, and other liability claims. As a result, we may be involved in various legal proceedings from time to time. We are not currently a party to any material litigation, nor are we aware of any pending or threatened litigation against us that we believe, if adversely determined against us, would materially affect our business, operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock shares are listed on the Nasdaq Capital Market under the symbol “VISL.”

Holders

As of March 16, 2023, 47,619,317 shares of common stock were outstanding, together with approximately 30 shareholders of record.

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

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based on current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to various factors, including the impact of the COVID-19 pandemic and those other factors discussed in the “Risk Factors” section and other parts of this Annual Report on Form 10-K. Our fiscal year-end is December 31.

Overview

Vislink, incorporated in Delaware in 2006, is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, entertainment, and news events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

Live Broadcast:

Vislink delivers an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via microwave, satellite, cellular, I.P. (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions utilizing A.I. (Artificial Intelligence) technologies to provide automated news and sporting events coverage. With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions.

Industry-wide contributors acknowledge Vislink’s live broadcast solutions. The transmission of most of all outside wireless broadcast video content uses our equipment, with over 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Vislink wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

Military And Government:

Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Vislink solutions are specifically designed with interagency cooperation, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include:

●	integrated suites of airborne downlink transmitters, receivers, and antenna systems
●	data and video connectivity for airborne, marine, and ground assets
●	UAV video distribution
●	flexible support for COFDM and bonded cellular/5G Networks
●	terrestrial point-to-point
●	tactical mobile command
●	IP-based, high-end encryption, full-duplex, real-time connectivity at extended operating ranges
●	high-throughput air/marine/ground-to-anywhere uplink and downlink systems
●	secure live streaming platforms for use in mobile and fixed assets
●	personal portable products

Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, criminal investigation, crisis management, mobile command posts, and field operations. These solutions are designed to meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location.

Satellite Communications:

Over 30 years of technical expertise support Vislink’s satellite solutions. These solutions ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, and engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters. While we continue offering satellite solutions, we no longer invest in the engineering and product development necessary to stay relevant in the sector. We will continue to market and sell our current solutions but do not anticipate introducing further upgrades or features to our satellite product line.

Connected Edge Solutions:

Vislink offers the hardware and software solutions needed to acquire, produce, contribute, and deliver video over all private and public networks with the Mobile Viewpoint acquisition. Connected edge solutions aid the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decoding, and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

COVID-19 Update

The Company closely monitors the continued impact of the ongoing COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. The Company continues to experience supply chain shortages and delays in obtaining specific inventory items. The Company’s operations team is mitigating the risk by increasing inventory levels in its purchase management of these components. The execution of this policy has improved our ability to ship products. It is unclear how such restrictions will contribute to a general slowdown in the global economy, and it is difficult to isolate the impact of the pandemic on our business, the results of operations, our financial condition, and our future strategic plans. Further, while many companies have survived the past year, and some have thrived, as the pandemic endures, we cannot predict how the global economy will respond to the return to normalcy or whether it will continue to sustain steadily.

In addition, the Company is uncertain of the total effect the pandemic will have on it in the long term since the scope and duration of the pandemic is unknown. The protocol followed in distributing effective vaccines worldwide, and the extent of any resurgences of the virus or emergence of new variants, such as the Delta, Omicron, and others, will impact the stability of economic recovery and growth. The extent to which the operations of the Company, and the operations of its customers and supply chain, may be adversely impacted by the COVID-19 pandemic will depend mainly on these future developments. The Company may experience long-term disruptions to its operations resulting from government policy or guidance; quarantines of employees, customers, and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. The Company is actively monitoring and will continue monitoring the pandemic and its potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

For further discussion of the challenges and risks related to the COVID-19 pandemic, please refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

We face various challenges and risks that we will need to address and manage as we pursue our strategies, including our ability to develop and deliver high-quality live video products and video transmission solutions.

Because of the numerous risks and uncertainties associated with our commercialization efforts and research and development activities, we cannot predict the timing or amount of increased expenses or when, if ever, we will be able to achieve or maintain profitability. Even if we can increase sales of our products, we may not become profitable. If we fail to become profitable or sustain profitability, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

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

The Company does not generate revenue from Russia or Ukraine, nor do we have a physical presence, employees, or contractors in these countries. The Russian government’s invasion of Ukraine and the resultant sanctions imposed by the U.S., EU, and other governments and international organizations—designed to inflict severe consequences on the Russian economy—are impacting business continuity, liquidity, and asset values in Ukraine and Russia. It is difficult to estimate the impact of the ongoing invasion on the global economy, including increased inflation and higher energy and transportation costs. As a result, the invasion of Ukraine could adversely impact our financial results. Although we do not presently foresee risks that may affect our Company’s liquidity, operating results, and financial reporting, we continue to monitor developments in Ukraine to assess direct material adverse effects on our business, financial condition, or results of operations.

Climate Change-Related Effects

Climate change is an important global issue that presents opportunities and challenges for our Company, partners, and communities. Climate change matters for our Company are likely to be driven by changes in physical climate parameters, regulations and/or public policy, and changes in technology and product demand.

The lack of empirical data surrounding the credit and other financial risks posed by climate change renders it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly affect us. The global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures, and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change.

Further, the effects of climate change may negatively impact regional and local economic activity, which could adversely affect our customers and the communities in which we operate. In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters.

While we seek to mitigate the risks associated with climate change, we recognize inherent climate-related risks regardless of where we conduct our businesses. Any of our locations may be vulnerable to the adverse effects of climate change. Climate-related events can disrupt our business, including our customers, and cause us to experience higher attrition, losses, and additional costs to resume operations. Access to clean water and reliable energy in the communities where we operate our Company is a priority.

Results of Operations

The following table sets forth the items in the consolidated statements of operations of the financial statements included herewith for the fiscal years ended December 31, 2022, and 2021 (in thousands).

	For the Years Ended
	December 31,
	2022	2021
Revenue, net	$28,402	$33,882
Cost of revenue and operating expenses
Cost of components and personnel	15,204	15,164
Inventory valuation adjustments	2,930	843
General and administrative expenses	18,195	22,039
Research and development	4,058	3,051
Impairment of right-of-use assets	88	—
Impairment of goodwill	—	9,189
Amortization and depreciation	1,722	1,343
Total cost of revenue and operating expenses	42,197	51,629
Loss from operations	(13,795)	(17,747)
Other income (expenses)
Changes in fair value of derivative liabilities	—	22
Gain on settlement of debt	46	1,362
Other income	32	—
Interest expense, net	(38)	(29)
Total other income	40	1,355

Net loss before income taxes	$(13,755)	$(16,392)

Revenue

The revenues for the year ended December 31, 2022, and 2021 were $28.4 million and $33.9 million, respectively, representing a decrease of $5.5 million or 16%. The revenue drop experienced a decline geographically of $6.0 million in North America, and $2.2 million in Europe, offset by an increase in sales of $3.0 million in the rest of the world.

The decrease in revenue is primarily due to: (1) a delay in the completion of several large government contracts and (2) management’s decision to reevaluate and discontinue several product lines due to their decline in performance expectations and lack of appeal to our customer base.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

The cost of components and personnel is $15.2 million for each year ending December 31, 2022, and 2021, respectively. The Company attributes maintaining this cost to (1) adopting a cost-savings plan in the third quarter of 2022, including a partial workforce reduction, and (2) eliminating specific product lines.

Inventory Valuation Adjustments

Inventory valuation adjustments are tools used to determine inventory measurement at lower-of-cost-or-market or lower-of-cost and net realizable value. For the years ended December 31, 2022, and 2021 inventory valuation adjustments amounted to $2.9 million and $0.9 million, representing an increase of $2.0 million or 222%. The cause of the increase is twofold: (1) the identifying of items of inventory considered obsolete, and (2) the observation of a decline in the profitability and consumer demand of specific product lines prompting the write down in the value of certain inventory items acknowledging a shift in market trends.

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

For the years ended December 31, 2022, and 2021, general and administrative expenses were $18.2 million and $22.0 million, respectively, representing a decrease of $3.8 million or 17%.

The decrease is principally connected with the reduction of $2.8 million in acquisition costs, $2.3 million in stock-based compensation, and $1.4 million in salaries and benefits. It was offset by an increase of $0.9 million in advertising, $0.5 million in legal fees, and $0.3 million in warranty costs and consulting fees.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses, including stock-based compensation, payroll taxes, prototypes, facilities, and travel costs. For the years ended December 31, 2022, and 2021, research and development expenses were $4.1 million and $3.1 million, respectively, representing an increase of $1.0 million or 32%. The increase is primarily attributable to $0.8 million in salaries and miscellaneous research and consulting fees of $0.2 million.

Impairment of right-of-use assets

The Company recorded impairments related to the right-of-use assets operating leases for the years ended December 31, 2022, and 2021 totaling $0.88 million and $-0- million, respectively. The increase is due to the Company abandoning its leased facility in Billerica, Massachusetts.

Amortization and Depreciation

Amortization and depreciation expenses for the years ended December 31, 2022, and 2021 were $1.7 million and $1.3 million, respectively, representing an increase of $0.4 million or 31%. The increase is attributable to the recognition of a full year of amortization of intangible assets created by the acquisition of MVP.

Gain on settlement of debt

For the years ended December 31, 2022, and 2021, the Company recognized a gain on the settlement of debt amounting to $0.1 million and $1.4 million, respectively, a decrease of $1.3 million or 93%. The decline is predominantly attributable to the forgiveness in July 2021 of the U.S. government Payroll Protection Program grant procured by the Company in 2020.

Net Loss

Net losses for the years ended December 31, 2022, and 2021 were $13.8 million and $16.4 million, respectively, representing a decrease of $2.6 million or 16%.

The Company experienced significant decreases in costs attributable to acquisition expenditures, stock-based compensation, salaries, and benefits, offset by the recognition of inventory impairment and a decline in revenue.

Liquidity and Capital Resources

The Company incurred an approximate $13.8 million loss from operations and $9.2 million of cash used in operating activities for the year ended December 31, 2022. The Company had $38.6 million in working capital, $300.1 million in accumulated deficits, and $25.6 million cash on hand as of December 31, 2022.

During the year ended December 31, 2021, the Company issued 6,163,198 shares of common stock for net proceeds of $12,600,000 under its at-the-market facility with Alliance Global Partners (the “ATM”). As of March 31, 2022, approximately $4,500,000 of capacity remains under the ATM. On February 8, 2021, the Company completed an underwritten public offering for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share.

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

Developments, including those beyond our control, may cause us to consume our available capital more quickly. The Company bases its evaluation on possibilities that may prove wrong and could exhaust our available capital resources sooner than we expect. These may include but are not limited to economic conditions, including inflation, foreign exchange, fluctuations, and the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. The Company believes it will have sufficient funds to continue its operations for at least twelve months from the filing date of these financial statements.

Our operations primarily have been funded through cash generated by debt and equity financing. Cash consists of cash on hand and demand deposits. Our cash balances were as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash	$25,627	$36,231

Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented (in thousands).

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash used in operating activities	$(9,226)	$(9,601)
Net cash used in investment activities	(466)	(17,547)
Net cash provided by financing activities	(958)	58,312
Effect of exchange rate changes on cash	46	(123)
Net (decrease) increase in cash	$(10,604)	$31,041

Operating Activities

Net cash used in operating activities of approximately $9.2 million during the year ended December 31, 2022, was principally attributable to a decrease of $3.2 million in accounts receivable, $2.1 million in prepaid expenses and other current assets, $1.8 million in accrued expenses and interest expense, offset by an increase of $3.7 million in inventory. Additionally, the Company experienced a net loss of $13.5 million, $1.8 million in inventory impairment, $1.7 million of depreciation and amortization, and $1.1 million in inventory valuation adjustments.

Net cash used in operating activities of approximately $9.6 million during the year ended December 31, 2021, was principally attributable to a decrease of $1.4 million in accounts payable, a decrease of $0.5 million in operating lease liabilities, offset by an increase of $3.6 million in accounts receivable, $3.2 million of inventory, and $0.9 million of deferred revenue and customer deposits. Additionally, the Company experienced a net loss of $7.2 million, a $1.4 million gain on debt settlement, offset by an impairment in goodwill of $8.2 million, $3.9 million in stock-based compensation, $1.3 million in depreciation and amortization, and $0.8 million of an inventory valuation adjustment.

Investing Activities

Net cash in investing activities of $0.5 million during the year ended December 31, 2022, was principally related to the cash used to acquire furniture and computer equipment. Net cash used in investing activities of $17.5 million during the year ended December 31, 2021, was principally related to the cash used in the acquisition of 100% of MVP’s outstanding shares, cash acquired from the MVP acquisition, offset by a decrease in capital expenditures for furniture and computer equipment.

Financing Activities

Net cash used in financing activities of $0.96 million during the year ended December 31, 2022, was principally attributable to the principal payment of $1.0 million for the Company D & O insurance policy.Net cash provided by financing activities of $58.3 million during the year ended December 31, 2021, was principally attributable to net proceeds from equity raises and common stock warrants’ exercise offset by the principal payment of $1.0 million for the Company D & O insurance policy.

Nasdaq Compliance

As previously reported, on May 20, 2022, the Company received notice from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company of its noncompliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) by failing to maintain a minimum bid price for its common stock on the Nasdaq Capital Market of at least $1.00 per share for 30 consecutive business days. The Company received a grace period of 180 days, or until November 16, 2022, to regain compliance with the minimum bid price requirement.

On November 10, 2022, the Company submitted a request to Nasdaq for an additional 180-day grace period to regain compliance with the Rule. On November 17, 2022, the Company received a letter from Nasdaq advising that the Company had been granted an additional 180-day grace period extension until May 15, 2023, to regain compliance with the Rule and all other applicable requirements for initial listing on the Nasdaq Capital Market except for the minimum bid price requirement of the Rule.

On January 11, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) whereby stockholders voted and approved a proposal to authorize the Board of Directors of the Company (the “Board”), in its discretion but before the one-year anniversary of the date of the Special Meeting, to implement an amendment to the Company’s certificate of incorporation to effect a reverse stock split (the “Reverse Stock Split”) of all of the outstanding shares of Common Stock, par value $0.00001 per share (“Common Stock”), of the Company, at a ratio in the range of 1-for-2 to 1-for-50. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Rule, including initiating a Reverse Stock Split.

There can be no assurance that the Reverse Stock Split will result in a sustained increase in the per share market price for the Common Stock for the minimum period necessary to permit the Company to regain compliance with the Rule timely. There can be no assurance that the Company will be able to regain compliance with the Rule or other Nasdaq Listing Rules during the 180-day extension period ending May 15, 2023. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel; if the Company timely appeals, the Company’s common stock will continue to be listed and traded on The Nasdaq Capital Market under the symbol “VISL,” subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Capital Market pending the outcome of the appeal process.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for December 31, 2022, and 2021.

Critical Accounting Policies, Estimates, and Judgments

Our consolidated financial statements are prepared under the United States’ generally accepted accounting principles (“U.S. GAAP”), which require us to make estimates and assumptions. Critical accounting policies affect the more significant accounts, particularly judgments, assessments, and assumptions used to prepare our consolidated financial statements. Our management has determined the development and selection of these critical accounting policies. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain assumptions used in these policies, other parties may choose different assumptions and reach different conclusions. We consider our policies relating to the following matters to be critical accounting policies.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. These estimates also affect the reported revenues and expenses during the reporting periods. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, the useful lives of intangible assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from estimates, and any such differences may be material to our financial statements.

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

Critical Accounting Policies, Estimates, and Judgments (continued)

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

Goodwill

Goodwill represents the excess cost of an acquired business over the fair value of the identifiable tangible, and intangible assets acquired and liabilities assumed in a business combination under the acquisition method of accounting under ASC 805 “Business Combinations” (see Note 4). Goodwill is not amortized but, per ASC 350, is tested for impairment annually. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Judgment determines if an indicator of impairment has occurred during a year. When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform step 1 of the two-step goodwill impairment test. If we perform step 1 and the reporting unit’s carrying amount exceeds its fair value, we will perform step 2 to measure such impairment. We have completed our annual impairment test and recorded $-0- and $9,189,000 in goodwill impairment charges for the year ended December 31, 2022, and 2021, respectively.

Intangible Assets

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled $535,000 and $668,000 for the years ended December 31, 2022, and 2021, respectively.

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

The Company amortizes intangible asset costs over their useful lives of 3 to 15 years with its net book value reported on the balance sheet. Amortization totaled approximately $986,000 and $480,000 for the years ended December 31, 2022, and 2021, respectively

Revenue Recognition

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

Critical Accounting Policies, Estimates, and Judgments (continued)

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

Restricted Stock Unit Awards (“RSUs”) — Time-Based:

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

Restricted Stock Unit Awards (“RSUs”) — Performance-Based:

The accruals of compensation cost for an award with a performance condition are related to that performance condition’s probable outcome. Under ASC 718, a “performance condition” is the achievement of a specified target that is defined by referring to the employer’s operations or activities, such as an option that vests if the employer’s growth rate increases by a certain amount or there are the attainments of regulatory approval for a product. There is an accrual of compensation cost upon the likely achievement of the performance condition, and there is no accrual if the accomplishment of the performance condition is not probable. The exercise price for RSUs is determined using the fair market value of the Company’s common stock on the grant date. Stock-based compensation costs are calculated using the closing stock price on the grant date to estimate performance-based restricted stock units’ fair value.

Critical Accounting Policies, Estimates, and Judgments (continued)

Impairment of long-lived assets

Management reviews long-lived assets, including property, plant, equipment, other intangible assets with definite lives, and right-of-use operating lease assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. We conduct the Company’s long-lived asset impairment analyses under ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. The contemplation of measuring an impairment charge occurs if the undiscounted cash flows do not indicate the asset’s carrying amount is recoverable, by which the asset group’s carrying amount exceeds its fair value based on discounted cash flow analysis appraisals. Under Topic 360, consideration is given to asset impairment, for intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing as part of their asset group if and when events or changes in circumstances indicate. In performing the impairment tests, management utilizes considerable judgment and assumptions.

Right-of-use operating lease abandonment

Management decided to vacate the Billerica, MA facility as part of the Company’s cost savings strategy implemented in the third quarter of the fiscal year 2022. The economic environment of the location precluded the action of sub-letting, and management determined the (leased facility) to be abandoned. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease right-of-use (“ROU”) assets for impairment. The Company considered approximately $131,000 of right-of-use operating assets impaired, and for the years ending December 31, 2022, and 2021, we recognized a loss on impairment of right-of-use assets of approximately $88,000 and $-0-.

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

Commitments and Contingencies

Unless otherwise disclosed in this Report, we have no material commitments or contingent liabilities.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Standards Adopted and Not Yet Adopted

Adopted on January 1, 2023

In June 2016, the FASB established Topic 326, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (ASU) No. 2016-13, which requires a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, including accounts receivable.

The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model. It is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. Under ASC 326, the Company evaluates specific criteria, including aging and historical write-offs, the current economic condition of particular customers, and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company completed its assessment of the new standard, and no adjustment will be made to its opening balance of retained earnings relating to its trade receivables. The Company writes off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws.

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

Management’s assessment of the Company’s design and operation of disclosure controls is ongoing. Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022, our Certifying Officers have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in internal control over financial reporting, as described below.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Certifying Officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes under generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance (a) that transactions are recorded as necessary to permit preparation of financial statements under generally accepted accounting principles, (b) that our receipts and expenditures are being made only following authorizations of our management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any effectiveness evaluation in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) under the Exchange Act, our Certifying Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). In their assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management concluded that such control was ineffective and that there were control deficiencies that constituted material weaknesses because (i) we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, (b) conduct a tolerable risk assessment, and (ii) we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Management has engaged a third-party consultant to identify and document our internal control deficiencies and provide an assessment of current controls and recommendations regarding remediation efforts to eliminate or mitigate the control deficiencies.

Notwithstanding the identified material weakness as of December 31, 2022, management, including the Certifying Officers, believe that the condensed consolidated financial statements contained in this Annual Report filing fairly present, in all material respect, our financial condition, results of operations, and cash flows for the fiscal period presented in conformity with GAAP.

c) Changes in Internal Controls over Financial Reporting

Our remediation efforts specifically targeted the supervisory review of our accounting procedures. Additionally, these efforts have included integrating the August 16, 2021, acquisition of Mobile Viewpoint Corporate B.V. (“MVP”). Our assessment of the effectiveness of internal controls over financial reporting concerning MVP runs similar to the Company’s conclusion above of the material weaknesses identified in our annual report for December 31, 2022. See Note 3 of “Notes to The Condensed Consolidated Financial Statements.”

d) Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. According to SEC rules, management’s report was not subject to attestation by the Company’s registered public accounting firm, which permits us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 11. Executive Compensation

The information required by this Item 10 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2022, and 2021, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, the footnotes thereto, and the report of Marcum LLP, independent registered public accountants, are filed herewith.

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

Certain agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements made solely for the agreement’s benefit. These representations and warranties:

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

Exhibit Number	Description of Exhibit
1.1	Sales Agreement, dated May 5, 2020, by and between Vislink Technologies, Inc. and A.G.P./Alliance Global Partners(1)
3.1(i)	Amended & Restated Certificate of Incorporation (2)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (3)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (4)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (5)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (6)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (7)
3.1(i)(f)	Certificate of Designation of Series E Convertible Preferred Stock (9)
3.1(i)(g)	Certificate of Designation of the Series A Preferred Stock of the Company, dated November 9, 2022(12)
3.1(i)(h)	Certificate of Elimination for Series C Convertible Preferred Stock (5)
3.1(i)(i)	Certificate of Elimination for Series B Convertible Preferred Stock (8)
3.1(i)(j)	Certificate of Elimination for Series D Preferred Stock of the Company, dated November 9, 2022(12)
3.1(i)(k)	Certificate of Elimination for Series E Preferred Stock of the Company, dated November 9, 2022(12)
3.1(i)(l)	Certificate of Elimination for Series A Preferred Stock of the Company, dated March 24, 2023(32)
3.1(i)(m)	Amendment to Certificate of Incorporation filed June 10, 2016 (31)
3.1(i)(n)	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 11, 2019(10)
3.1(i)(o)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on July 31, 2020(11)
3.1(ii)	Third Amended & Restated Bylaws (13)
4.1	Form of Common Stock Certificate of the Registrant (14)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013, and August 19, 2013 (15)
4.3	Form of Warrant (16)
4.4	Form of Vislink Promissory Note (17)
4.5	Form of Underwriters’ Warrant for February 2017 Offering (18)
4.6	Form of Warrant for August 2017 Offering (19)
4.7	Form of 6% Senior Secured Convertible Debenture(20)
4.8	Form of Common Stock Purchase Warrant(20)
4.9	Form of Amended and Restated 6% Senior Secured Debenture(21)
4.10	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering(22)
4.11*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	2013 Long Term Incentive Plan (23)
10.2	Amendment No.1 to 2013 Long Term Incentive Plan (24)
10.3	Forms of Agreement Under 2013 Long Term Incentive Plan (23)

Exhibit Number	Description of Exhibit
10.4	Employment Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020 (25)
10.5	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020 (25)
10.6	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020 (25)
10.7	Employment Agreement by and between the Company and Michael Bond, dated as of February 27, 2020 (26)
10.8	Form of Indemnification Agreement by and between the Company and its officers and directors (26)
10.9	Non-Employee Director Compensation Policy (27)
10.10	Form of Non-Employee Director Restricted Shares Agreement (27)
14.1	Code of Ethics (28)
21.1	Subsidiaries of the Registrant (29)
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith
(1)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 5, 2020.
(2)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(3)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(4)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 20, 2015.
(5)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(6)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(7)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 27, 2016.
(10)	Filed an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2019.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 5, 2020.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 9, 2022.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2021.
(14)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(15)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(21)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(22)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 16, 2019.
(23)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(24)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 7, 2021.
(25)	Filed as an Exhibit on Current Report on Form 8-K/A with the SEC on January 24, 2020.
(26)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 1, 2020.
(27)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 12, 2020.
(28)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.
(29)	Filed as an Exhibit on Form S-1/A with the SEC on October 30, 2019.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on March 26, 2023.
(31)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: March 31, 2023	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton Miller	Chief Executive Officer	March 31, 2023
Carleton Miller	(Principal Executive Officer)

/s/ Michael C. Bond	Chief Financial Officer	March 31, 2023
Michael C. Bond	(Principal Financial and Accounting Officer)

/s/ Susan Swenson	Chairman of the Board of Directors	March 31, 2023
Susan Swenson

/s/ Jude T. Panetta	Director	March 31, 2023
Jude T. Panetta

/s/ James T. Conway	Director	March 31, 2023
James T. Conway

/s/ Ralph Faison	Director	March 31, 2023
Ralph Faison

/s/ Brian K. Krolicki	Director	March 31, 2023
Brian K. Krolicki

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

December 31, 2022, and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vislink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vislink Technologies, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, change in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015

New York, NY
March 31, 2023

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$25,627	$36,231
Accounts receivable, net	6,007	9,069
Inventories, net	12,021	11,894
Prepaid expenses and other current assets	1,232	2,470
Total current assets	44,887	59,664
Right of use assets, operating leases	1,075	1,362
Property and equipment, net	1,434	1,173
Intangible assets, net	4,400	5,921
Total assets	$51,796	$68,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,626	$3,075
Accrued expenses	1,568	3,155
Notes payable	84	99
Operating lease obligations, current	455	560
Customer deposits and deferred revenue	1,540	2,113
Total current liabilities	6,273	9,002
Operating lease obligations, net of current portion	1,107	1,507
Deferred tax liabilities	764	978
Total liabilities	8,144	11,487
Commitments and contingencies (See Note 1)

Series A Preferred stock, $0.00001 par value per share: 47,500 and -0- shares authorized on December 31, 2022, and 2021, respectively; 47,419 and -0- shares issued and outstanding on December 31, 2022, and 2021, respectively at a redemption value equal to $0.10 in cash for each ten thousand (10,000) whole shares.	—	—

Stockholders’ equity
Preferred stock, $0.00001 par value per share: 10,000,000 shares authorized on December 31, 2022, and 2021, respectively	—	—
Common stock, $0.00001 par value per share, 100,000,000 shares authorized on December 31, 2022, and 2021, respectively:
Common stock, 47,419,317 and 45,825,089 were issued, and 47,416,658 and 45,822,430 were outstanding on December 31, 2022, and 2021, respectively.	—	—
Additional paid-in capital	345,365	343,746
Accumulated other comprehensive loss	(1,337)	(297)
Treasury stock, at cost – 2,659 shares as of December 31, 2022, and 2021, respectively	(277)	(277)
Accumulated deficit	(300,099)	(286,539)
Total stockholders’ equity	43,652	56,633
Total liabilities and stockholders’ equity	$51,796	$68,120

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2022	2021
Revenue, net	$28,402	$33,882
Cost of revenue and operating expenses
Cost of components and personnel	15,204	15,164
Inventory valuation adjustments	2,930	843
General and administrative expenses	18,195	22,039
Research and development	4,058	3,051
Impairment of right-of-use assets	88	—
Impairment of goodwill	—	9,189
Amortization and depreciation	1,722	1,343
Total cost of revenue and operating expenses	42,197	51,629
Loss from operations	(13,795)	(17,747)
Other income (expenses)
Changes in fair value of derivative liabilities	—	22
Gain on settlement of debt	46	1,362
Other income	32	—
Interest expense, net	(38)	(29)
Total other income	40	1,355

Net loss before income taxes	(13,755)	(16,392)

Income taxes
Deferred tax benefits	215	—

Net loss	(13,540)	(16,392)

Dividends	(20)	—

Net loss attributable to common shareholders	$(13,560)	$(16,392)

Net loss per share attributable to Common Shareholders:
Basic and diluted loss per share	$(0.29)	$(0.38)

Weighted average number of shares outstanding:
Basic and Diluted	46,692	43,484

Comprehensive loss:
Net loss	$(13,540)	$(16,392)
Unrealized gain (loss) on currency translation adjustment	1,040	(445)
Comprehensive loss	$(12,500)	$(16,837)

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

	Series A Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Balance, December 31, 2020	—	$—	21,382,290	$—	$280,273	$148	$(277)	$(270,147)	$9,997

Net loss	—	—	—	—	—	—	—	(16,392)	(16,392)

Unrealized gain on currency translation adjustment	—	—	—	—	—	(445)	—	—	(445)

Issuance of common stock in connection with:

Underwriting equity raises, net of offering costs	—	—	24,348,018	—	59,334	—	—	—	17,346

Exercise of common stock warrants	—	—	3,811	—	2	—	—	—	11

Exercise of cashless common stock warrants	—	—	6,250	—	—	—	—	—	—

Stock issuance commitments	—	—	87,720	—	200	—	—	—	330

Warrants issued in settlement agreement	—	—	—	—	74	—	—	—	—

Stock-based compensation	—	—	—	—	3,863	—	—	—	715

Balance, December 31, 2021	—	$—	45,825,089	$—	$343,746	$(297)	$(277)	$(286,539)	$56,633

Net loss	—	—	—	—	—	—	—	(13,540)	(13,540)

Unrealized gain on currency translation adjustment	—	—	—	—	—	(1,040)	—	—	(1,040)

Issuance of shares of Series A Preferred Stock as dividends for common stock shareholders	47,419							(20)	(20)

Issuance of common stock in connection with:

Satisfaction of accounts payable vendor balance	—	—	77,406	—	54	—	—	—	54

Satisfaction of withholding tax upon conversion of restricted stock units	—	—	357,778	—	—	—	—	—	—

Satisfaction with the conversion of restricted stock units	—	—	1,159,044	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	1,565	—	—	—	1,565

Balance, December 31, 2022	47,419	$—	47,419,317	$—	$345,365	$(1,337)	$(277)	$(300,099)	$43,652

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2022	2021
Cash flows used in operating activities
Net loss	$(13,540)	$(16,392)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on settlement of debt	(46)	(1,362)
Stock-based compensation	1,565	3,863
Stock issuance commitments	200	200
Warrants issued in settlement agreement	—	74
Provision for bad debt	21	233
Recovery of bad debt	(517)	(310)
Inventory valuation adjustments	2,930	843
Amortization of right-of-use assets, operating assets	201	237
Impairment of right-of-use assets	88	—
Impairment of goodwill	—	9,189
Depreciation and amortization	1,722	1,343
Change in fair value of derivative liabilities	—	(22)
Deferred tax benefits	(215)	—
Changes in assets and liabilities
Accounts receivable	3,197	(3,611)
Inventory	(3,731)	(3,187)
Prepaid expenses and other current assets	2,090	96
Accounts payable	(347)	(2,388)
Accrued expenses and interest expense	(1,780)	231
Operating lease liabilities	(506)	(483)
Deferred revenue and customer deposits	(558)	867
Deferred tax liabilities	—	978
Net cash used in operating activities	(9,226)	(9,601)
Cash flows used in investing activities
Cash acquired from MVP for acquisition	—	965
Cash used in MVP stock acquisition	—	(18,311)
Cash used for property and equipment	(466)	(201)
Net cash used in investing activities	(466)	(17,547)
Cash flows (used in) provided by financing activities
Proceeds received from equity financings	—	62,914
Costs incurred in connection with equity financing	—	(3,580)
Proceeds from the exercise of common stock warrants	—	2
Principal payments made on D & O notes payable	(958)	(1,024)
Net cash (used) provided in financing activities	(958)	58,312
Effect of exchange rate changes on cash	46	(123)
Net (decrease) increase in cash	(10,604)	31,041
Cash, beginning of the period	36,231	5,190
Cash, end of the period	$25,627	$36,231

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(IN THOUSANDS)

	Years Ended December 31
	2022	2021
Supplemental disclosure of cash payments:
Cash paid during the period for interest	$41	$56

Supplemental disclosure of non-cash information:
Notes payable recognized on D & O Insurance policy (Note 11)	$943	$1,098

Issuance of shares of Series A Preferred Stock as dividends for common stock shareholders	$20	$—

Common stock issued in connection with:
Board compensation awards previously accrued	$200	$200

Settlement of amounts due accounts payable	$54	$—

Warrants issued in settlement agreement	$—	$74

ROU assets and operating lease obligations recognized (Note 12):
Operating lease assets recognized	$—	$522
Less: non-cash changes to operating lease assets amortization
amortization	(1,185)	(237)
impairments	(43)	—
loss on lease impairments	(88)	—
	$(1,316)	$285

Operating lease liabilities recognized	$—	$531
Less: non-cash changes to operating lease liabilities accretion	(506)	(483)
	$(506)	$48

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Vislink, incorporated in Delaware in 2006, is a global technology business specializing in collecting, delivering, and managing high-quality, live video and associated data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, entertainment, and news events for the broadcast markets. Vislink also furnishes the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, satellite, fiber optic, surveillance, and wireless communications systems delivering a broad spectrum of customer solutions.

Live Broadcast:

Vislink delivers an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via microwave, satellite, cellular, I.P. (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions utilizing A.I. (Artificial Intelligence) technologies to provide automated news and sporting events coverage. With over 50 years in operation, Vislink has the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions.

Industry-wide contributors acknowledge Vislink’s live broadcast solutions. The transmission of most of all outside wireless broadcast video content uses our equipment, with over 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Vislink wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

Military And Government:

Vislink has developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Vislink solutions are specifically designed with interagency cooperation, utilizing the internationally-recognized I.P. platform and a web interface for video delivery. Vislink provides comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include:

●	integrated suites of airborne downlink transmitters, receivers, and antenna systems
●	data and video connectivity for airborne, marine, and ground assets
●	UAV video distribution
●	flexible support for COFDM and bonded cellular/5G Networks
●	terrestrial point-to-point
●	tactical mobile command
●	IP-based, high-end encryption, full-duplex, real-time connectivity at extended operating ranges
●	high-throughput air/marine/ground-to-anywhere uplink and downlink systems
●	secure live streaming platforms for use in mobile and fixed assets
●	personal portable products

Vislink public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, criminal investigation, crisis management, mobile command posts, and field operations. These solutions are designed to meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location.

Satellite Communications:

Over 30 years of technical expertise support Vislink’s satellite solutions. These solutions ensure robust, secure communications while delivering low transmission costs for any organization that needs high-quality, reliable satellite transmission. We offer turnkey solutions that begin with state-of-the-art coding, compression, and engine modulation and end with our robust, lightweight antenna systems. Vislink Satellite solutions focus heavily on being the smallest, lightest, and most efficient in their categories, making transportation and ease of use a key driver in the customer experience. Vislink offers an extensive range of satellite designs that allow customers to optimize bit rate, size, weight, and total cost. Our satellite systems are used extensively globally, with over 2,000 systems deployed by governments, militaries, and broadcasters. While we continue offering satellite solutions, we no longer invest in the engineering and product development necessary to stay relevant in the sector. We will continue to market and sell our current solutions but do not anticipate introducing further upgrades or features to our satellite product line.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS (continued)

Connected Edge Solutions:

Vislink offers the hardware and software solutions needed to acquire, produce, contribute, and deliver video over all private and public networks with the Mobile Viewpoint acquisition. Connected edge solutions aid the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decoding, and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred an approximate $13.8 million loss from operations and $9.2 million of cash used in operating activities for the year ended December 31, 2022. The Company had $38.6 million in working capital, $300.1 million in accumulated deficits, and $25.6 million cash on hand as of December 31, 2022.

During the year ended December 31, 2021, the Company issued 6,163,198 shares of common stock for net proceeds of $12,600,000 under its at-the-market facility with Alliance Global Partners (the “ATM”). As of March 16, 2023, approximately $4,500,000 of capacity remains under the ATM. On February 8, 2021, the Company completed an underwritten public offering for net proceeds of $46,820,000. The Company issued 18,181,820 shares of common stock, supplemented by 9,090,910 five-year warrants with an exercise price of $3.25 per share exercisable for one share.

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

Developments, including those beyond our control, may cause us to consume our available capital more quickly. The Company bases its evaluation on possibilities that may prove wrong and could exhaust our available capital resources sooner than we expect. These may include but are not limited to economic conditions, including inflation, foreign exchange, fluctuations, and the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. The Company believes it will have sufficient funds to continue its operations for at least twelve months from the filing date of these financial statements.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, the useful lives of intangible assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. These estimates also affect the reported revenues and expenses during the reporting periods. Actual results could differ from estimates, and any such differences may be material to our financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company did not have cash equivalents as of December 31, 2022, and 2021.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations

The Company does not have any off-balance-sheet concentrations of credit risk. Credit risk is that the counterparty will default on its contractual obligations, resulting in a company’s financial loss. The Company’s credit risk is primarily attributable to its cash and accounts receivables. The Company’s policy is to maintain its cash with high-credit quality financial institutions to limit its risk of loss exposure. Financial instruments potentially subject the Company to credit risk concentration consisting of cash deposits. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts held within the United States up to $250,000. The Company maintains cash balance accounts at financial institutions in the United Kingdom insured by the Financial Services Compensation Scheme up to £85,000, subject to currency translation rates to the United States dollar. Lastly, the Company maintains cash balance accounts at financial institutions in the Netherlands insured by the “Dutch deposit guarantee scheme” up to €100,000 per person, per bank.

On December 31, 2022, and 2021, the Company had approximately $24.5 million and $35.2 million above insured limits, respectively. The Company has not experienced any losses in its bank accounts between December 31, 2022, and 2021.

Management assesses their credit quality for customers, considering their financial position and historical experience. During the year ended December 31, 2022, the Company recorded sales to a single customer of $3,436,000 (12%), in excess of 10% of the Company’s total sales. For the year ended December 31, 2021, the Company recorded sales to a single customer of $8,511,000 (25%) in excess of 10% of the Company’s total sales.

On December 31, 2022, and 2021, the Company recorded accounts receivable of approximately $1,138,000 (19%) and $4,204,000 (46%), respectively, to a single customer in excess of 10% of the Company’s total consolidated accounts receivable.

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

Goodwill

Goodwill represents the excess cost of an acquired business over the fair value of the identifiable tangible, and intangible assets acquired and liabilities assumed in a business combination under the acquisition method of accounting under ASC 805 “Business Combinations” (see Note 4). Goodwill is not amortized but, per ASC 350, is tested for impairment annually. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Judgment determines if an indicator of impairment has occurred during a year. When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform step 1 of the two-step goodwill impairment test. If we perform step 1 and the reporting unit’s carrying amount exceeds its fair value, we will perform step 2 to measure such impairment. We have completed our annual impairment test and recorded $-0- and $9,189,000 in goodwill impairment charges for the years ended December 31, 2022, and 2021, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Intangible Assets

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and are amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled approximately $535,000 and $668,000 for the years ended December 31, 2022, and 2021, respectively.

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

The Company amortizes intangible asset costs over their useful lives of 3 to 15 years with its net book value reported on the balance sheet. Amortization totaled approximately $985,000 and $480,000 for the years ended December 31, 2022, and 2021, respectively.

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

The claims made during the year ended December 31, 2022, and 2021 were ordinary and customary. The warranty reserve is included in accrued expenses on the accompanying consolidated balance sheets and the cost of components in the accompanying consolidated statement of operations.

Warranty Reserve
December 31, 2020	$283,000
Warranty reserve expense	—
Warranty claims settled, and true-up of accrual	(152,000)
December 31, 2021	$131,000
Warranty reserve expense	98,000
Warranty claims settled, and true-up of accrual	(117,000)
December 31, 2022	$112,000

Shipping and Handling Costs

The Company invoices its shipping and handling charges to the customer, and we net these charges against the respective costs within general and administrative expenses. For the years ended December 31, 2022, and 2021, the shipping and handling costs incurred were $796,000 and $581,000, respectively.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

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

VISLINK TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Treasury Stock

Treasury stock is recorded at cost upon the repurchasing of common shares. The cost method is used upon the re-issuance of shares. Under U.S. GAAP, the excess of the acquisition cost over the re-issuance price of the treasury stock, if any, is recorded to additional paid-in capital, limited to the amount previously credited to additional paid-in capital if any. The Company charges the accumulated deficit for any excess.

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

Revenue Recognition (continued)

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

At contract inception, the Company assesses the goods and services promised in our customer contracts and identifies a performance obligation for each. To determine the performance obligations, the Company considers all the products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the consideration we expect to receive in exchange for transferring goods and services. The value-added sales taxes and other charges we collect concurrent with revenue-producing activities are excluded from income.

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

Research and Development Expenses

As the Company performs research, design, and development activities, we charge these costs to research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss. These expenses consist primarily of salary and benefit expenses, including stock-based compensation and payroll taxes for employees’ and contractors’ costs engaged in research, design, development activities, prototypes, facilities, and travel costs.

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

There were no capital leases, now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of December 31, 2022. The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we determined our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842.

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

Restricted Stock Unit Awards (“RSUs”) — Time-Based:

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

Stock-Based Compensation (continued

Restricted Stock Unit Awards (“RSUs”) — Performance-Based:

The accruals of compensation cost for an award with a performance condition are related to that performance condition’s probable outcome. Under ASC 718, a “performance condition” is the achievement of a specified target that is defined by referring to the employer’s operations or activities, such as an option that vests if the employer’s growth rate increases by a certain amount or there are the attainments of regulatory approval for a product. There is an accrual of compensation cost upon the likely achievement of the performance condition, and there is no accrual if the accomplishment of the performance condition is not probable. The exercise price for RSUs is determined using the fair market value of the Company’s common stock on the grant date. Stock-based compensation costs are calculated using the closing stock price on the grant date to estimate performance-based restricted stock units’ fair value.

Impairment and Abandonment

Right-of-use operating lease abandonment:

Management decided to vacate the Billerica, MA facility as part of the Company’s cost savings strategy implemented in the third quarter of the fiscal year 2022. The economic environment of the location precluded the action of sub-letting, and management determined the (leased facility) to be abandoned as of September 30, 2022. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease right-of-use (“ROU”) assets for impairment. The Company considered approximately $131,000 of right-of-use operating assets impaired, less $43,000 of accumulated amortization, and for the years ending December 31, 2022, and 2021, the Company recognized a loss on impairment of ROU assets of approximately $88,000 and $-0-, respectively.

Income Taxes

Under ASC 740, as part of our consolidated financial statements, we must estimate our income tax provision (benefit) in each jurisdiction in which we operate. The Company uses the asset and liability method of accounting for income taxes. The recognition of deferred income tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases fall under this method. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled. The recognition of the effect on deferred tax assets and liabilities of a change in tax rates in income is in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which management cannot conclude that it is more likely than not that such deferred tax assets will be realized. The Company will file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company recognizes the impact of an uncertain tax position in its financial statements if, in management’s judgment, it is more likely than not sustainable upon audit based upon the position’s technical merits. It involves identifying potential uncertain tax positions, evaluating applicable tax laws, and assessing whether the liability for uncertain tax positions is necessary. The Company’s policy is to classify assessments, if any, for tax-related interest expense and penalties as general and administrative expenses.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to approximately $1,038,000 and $139,000 for the years ended December 31, 2022, and 2021, respectively. The Company includes advertising costs in general and administrative expenses in the accompanying consolidated statement of operations.

Sales Tax and Value-Added Taxes

The Company accounts for sales taxes and value-added taxes imposed on its goods and services on a net basis.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Loss Per Share

The Company reports loss per share under ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. The basic loss per share calculation divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period without considering common stock equivalents. The diluted loss per share calculation is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. Common stock equivalents are excluded from the diluted net loss per share calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	For the Years Ended
	December 31,
	2022	2021
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	828	1,553
Warrants	9,175	9,210
	10,003	10,763

Foreign Currency and Other Comprehensive (Gains) Losses

We record gains or losses resulting from foreign currency transactions in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions that are considered long-term investments that are accumulated and credited or charged to other comprehensive income. We have two foreign subsidiaries, one in the United Kingdom and the other in the Netherlands, and their functional currencies are British Pounds and Euros, respectively. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates at the balance sheet date and for income statement accounts using an average exchange rate for the years ending December 31, 2022, and 2021, respectively. We included gains or losses from such translation as a separate component of accumulated other comprehensive (loss) income.

Transaction gains and losses are recognized in our operations’ results based on the difference between the foreign exchange rates on the transaction date and the reporting date. The foreign currency exchange gains and losses are a component of general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchange gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the years ended
	December 31,
	2022	2021
Net foreign exchange transactions:
(Gains) Losses	$24,000	$100,000

Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$1,040,000	$445,000

The exchange rates adopted for the foreign exchange transactions are quoted on OANDA, a Canadian-based foreign exchange company, and an internet website providing currency conversion, online retail foreign exchange trading, foreign currency transfers, and forex information. The Company translated amounts from British Pounds into United States Dollars and Euros to British Pounds at the following exchange rates for the respective periods:

●	As of December 31, 2022 – £ 1.208970 to $1.00; € 1.069850 to $1.00

●	The average exchange rate for the year ended December 31, 2022 – £ 1.236579 to $1.00; € 1.052082 to $1.00

●	As of December 31, 2021 – £1.351043 to $1.00; €0.839362 to £1.00

●	The average exchange rate for the year ended December 31, 2021 – £1.375369 to $1.00; €0.850858 to £1.00

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Fair Value of Financial Instruments and Fair Value Measurements

The authoritative guidance for fair value measurements under topic ASC 820, “Fair Value Measurements and Disclosures,” establishes a three-tier fair value hierarchy, prioritizing the inputs used in measuring fair value. These tiers include:

●	Level 1 is observable inputs such as quoted prices in active markets.
●	Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3 is defined as unobservable inputs in which little or no market data exists, requiring an entity to develop its assumptions.

Our financial instruments include cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and short-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, and accrued expenses are generally considered representative of their respective fair values because of the short-term nature of those instruments.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Effective January 1, 2020, the Company adopted the provisions of ASU 2018-13. The adoption had no material impact on the Company’s consolidated financial statements or related financial statement disclosures.

The following table presents the Company’s assets and liabilities measured at fair value on a non-recurring basis on December 31, 2022, consistent with the fair value hierarchy provisions. The asset impairment is a non-recurring level 3 measurement.

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets (non-recurring):
Abandonment of right-of-use operating leases	—	—	88,000	88,000
	$—	$—	$88,000	$88,000

Liabilities:
Other	$—	$—	$—	$—
	$—	$—	$—	$—

The Company did not have reportable assets and liabilities under ASC Topic 820 disclosure requirements for the year ended December 31, 2021. See Note 13 for additional disclosure regarding the Company’s warrants liabilities accounted for at fair value.

Redeemable Preferred Stock

In November 2022, the Company’s board of directors approved the designation of a Series A Preferred Stock created for the sole purpose of the January 11, 2023, Special Meeting of stockholders voting on the consideration of a “Reverse Stock Split Proposal.” The Series A Preferred Stock had a par value of $0.00001 per share. The Preferred Stock was redeemable upon the holder participating at any meeting of stockholders held to vote on the Reverse Stock Split immediately before the opening of the polls at such meeting (the “Initial Redemption Time”) shall automatically be redeemed by the Corporation at the Initial Redemption Time without further action on the part of the Corporation or the holder thereof (the “Initial Redemption”). Any outstanding shares of Series A Preferred Stock that were not redeemed under an Initial Redemption were redeemed in whole, but not in part (i) if such redemption was ordered by the Board of Directors in its sole discretion, automatically and effective on such time and date specified by the Board of Directors in its sole discretion or (ii) automatically upon the approval by the Corporation’s stockholders of the Reverse Stock Split at the Special Meeting held for voting on the Reverse Stock Split proposal.

Under the guidance of ASC Topic 480, all Series A Preferred Stock shares have been presented outside of permanent equity in the mezzanine equity section on the Consolidated Balance Sheets.

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

Recently Issued Accounting Pronouncements

Recently Issued Accounting Standards Adopted and Not Yet Adopted

Adopted on January 1, 2023

In June 2016, the FASB established Topic 326, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (ASU) No. 2016-13, which requires a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, including accounts receivable.

The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model. It is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. Under ASC 326, the Company evaluates specific criteria, including aging and historical write-offs, the current economic condition of particular customers, and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company completed its assessment of the new standard, and no adjustment will be made to its opening balance of retained earnings relating to its trade receivables. The Company writes off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws.

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

We have completed integrating MVP into our operations and internal control processes. As we finished this integration, we analyzed, evaluated, and, where necessary, made changes in control and procedures related to the MVP business.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION OF MOBILE VIEWPOINT CORPORATE B.V. (continued)

The following table summarizes the historical value of the assets and liabilities as of the acquisition date, allocation of the consideration paid in excess of net assets acquired, relative useful lives, and the amortization method of the listed intangible assets.

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

In estimating the fair value of the assets and liabilities, the valuation specialist considered three fundamental techniques or approaches to valuing an asset: the Income Approach (present value of future economic benefits for customer lists), the Market Approach (analysis of recent comparable entity asset sales for trade names, and proprietary technology) and the Cost Approach (replacement or reconstruction cost of similar assets of like utility for the step-up in inventory). To ascribe value to the Subject Assets, it was necessary first to determine an appropriate discount rate. The discount rate for the acquired assets was developed using a Weighted Average Cost of Capital (“WACC”) methodology. The discount rate applied under WACC was 20%. To perform the process outlined by ASC 805, the valuation specialists defined the buyer’s expected rate of return, referred to as the internal rate of return (“IRR,” 19.5%), a market participant’s rate of return, which is WACC; and the rates of returns for the identified assets: working capital (20.3%), intangible assets (21.0%), and goodwill (23.0%).

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

Year Ending December 31,
2021
Revenues, net	$36,843

Net loss allocable to common stockholders	$(16,173)

Net loss per share	$(0.37)

Weighted average number of shares outstanding	43,484

The revenue and earnings of MVP since the acquisition date included in the consolidated statements of operations and comprehensive loss amount to approximately $2.3 million for the year ending December 31, 2021.

NOTE 5 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2022	December 31, 2021
Accounts receivable	$6,680,000	$10,327,000
Allowance for doubtful accounts	(673,000)	(1,258,000)
Net accounts receivable	$6,007,000	$9,069,000

During the years ended December 31, 2022, and 2021, the Company incurred bad debt expenses of $21,000 and $233,000, respectively. Additionally, for the years ended December 31, 2022, and 2021, the Company experienced bad debt recoveries of $517,000 and $310,000, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVENTORIES

Inventories included in the accompanying consolidated balance sheet are stated at the lower of cost or market as summarized below:

	December 31, 2022	December 31, 2021
Raw materials	$12,038,000	$11,308,000
Work-in-process	1,474,000	2,105,000
Finished goods	4,460,000	5,011,000
Sub-total inventories	17,972,000	18,424,000
Less reserve for slow-moving and excess inventory	(5,951,000)	(6,530,000)
Total inventories, net	$12,021,000	$11,894,000

Inventory valuation adjustments consist primarily of written-off items due to obsolescence or reserved for slow-moving or excess inventory. The Company recorded inventory valuation adjustments of $1,143,000 and $843,000 as of December 31, 2022, and 2021. Additionally, under the Company’s product rationalization program, management eliminated specific product lines impairing $1,787,000 and $-0- of inventory as of December 31, 2022, and 2021, respectively.

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Useful Life	December 31,
	(Years)	2022	2021
Cost:
Furniture and fixtures	1 – 10	$308,000	$282,000
Leasehold improvements (a)	1 - 14	443,000	439,000
Computers, software, and equipment	1 - 11	3,016,000	2,813,000
		3,767,000	3,534,000
Accumulated depreciation		(2,333,000)	(2,361,000)
Property and equipment, net		$1,434,000	$1,173,000

Depreciation of property and equipment amounted to $201,000 and $195,000 for the years ended December 31, 2022, and 2021, respectively. Additionally, the Company removed $228,000 of fully depreciation leasehold improvement from its records.

(a) The shorter economic life or remaining lease term.

NOTE 8 — GOODWILL

Goodwill represents the excess cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination (see Note 4). Under ASC 350, the Company chose to assess qualitative factors first to determine whether performing the first step of the two-step goodwill impairment test is necessary. The Company assessed qualitative factors to determine if it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. In other words, it was not required to calculate the fair value of a reporting unit. As part of the MVP acquisition on August 16, 2021, we engaged a valuation analyst to estimate the fair value of specific assets acquired by performing appropriate valuations procedures. The valuation analyst expressed the results of the valuation engagement in a report in the late fourth quarter of 2021. As a result of the acquisition, the report concluded that the amount paid in excess of the net asset acquired relates to finite intangible assets, with a remaining amount allocated to goodwill.

Under ASC 350, “Goodwill and other,” we completed our annual goodwill impairment test on December 31, 2021; we elected to perform a quantitative assessment to determine if it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit was less than its carrying value as of the test date. Our assessment recognized a decline in our market capitalization due to unfavorable changes in the market and the rise in inflation as “triggering event” conditions increasing the risk of impairment.

Based on the quantitative assessment, we concluded that the carrying amount of our reporting unit exceeded the fair value. As a result, we recorded $9,189,000 in goodwill impairment charges on the consolidated operations statements and comprehensive loss for the year ended December 31, 2021. The Company did not recognize goodwill during the year ended December 31, 2022.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — GOODWILL (continued)

The following table illustrates goodwill for the years ended December 31, 2022, and 2021:

	12/31/22	12/31/21
Beginning balance	$—	$—
Additions	—	8,211,000
Deferred tax liabilities associated with MVP acquisition	—	978,000
Impairments	—	(9,189,000)
Ending balance	$-0-	$-0-

NOTE 9 — INTANGIBLE ASSETS

The Company continuously monitors operating results, events, and circumstances that may indicate potential impairment of intangible assets. Management concluded that no triggering events occurred during the year ended December 31, 2022.

The following table illustrates finite intangible assets as of December 31, 2022, and 2021:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net

Balance, December 31, 2020	$—	—	$12,378,000	$(11,175,000)	$1,450,000	$(914,000)	$2,880,000	$(2,698,000)	$1,921,000

Additions	2,132,000	—	—	—	801,000	—	2,215,000	—	5,148,000

Amortization		(223,000)		(668,000)		(138,000)		(119,000)	(1,148,000)

Balance, December 31, 2021	2,132,000	(223,000)	12,378,000	(11,843,000)	2,251,000	(1,052,000)	5,095,000	(2,817,000)	5,921,000

Amortization	—	(592,000)	—	(535,000)	—	(137,000)	—	(257,000)	(1,521,000)

Balance, December 31, 2022	$2,132,000	$(815,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,189,000)	$5,095,000	$(3,074,000)	$4,400,000

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

The Company has recognized net capitalized intangible costs as follows:

	December 31,	December 31,
	2022	2021
Proprietary Technology	$1,319,000	$1,910,000
Patents and Licenses	—	535,000
Trade Names and Technology	1,060,000	1,198,000
Customer Relationships	2,021,000	2,278,000
	$4,400,000	$5,921,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INTANGIBLE ASSETS (continued)

The Company has recognized the amortization of intangible assets as follows:

	For the years ended
	December 31,
	2022	2021

Proprietary Technology	$592,000	$223,000

Patents and Licenses	535,000	668,000

Trade Names and Technology	137,000	138,000

Customer Relationships	257,000	119,000

	$1,521,000	$1,148,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 5.3 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending December 31,
2023	$645,000
2024	645,000
2025	645,000
2026	556,000
2027	539,000
Thereafter	1,370,000
$4,400,000

NOTE 10 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Compensation	$246,000	$2,069,000
Commissions	47,000	29,000
Warranty	112,000	130,000
Rent	—	185,000
Accrued expenses other	908,000	687,000
Deferred Equity	255,000	55,000
	$1,568,000	$3,155,000

NOTE 11 — NOTES PAYABLE

The table below represents the Company’s notes payable as of December 31, 2022, and 2021:

	Principal
	12/31/22	12/31/21

On April 5, 2021, the Company renewed its D & O insurance policy and increased the premium to approximately $1,098,000, less a down payment of $225,000, financing the remaining balance of approximately $872,000. The loan’s terms are nine months at a 5.25% annual interest rate and a monthly principal and interest payment of approximately $99,000. As of March 31, 2022, the loan is paid in full. The Company recorded interest expense of $-0- and $19,000 for the years ended December 31, 2022, and 2021, respectively.	$—	$99,000

On April 5, 2022, the Company renewed its D & O insurance policy, decreasing the premium to approximately $1,037,000, less a down payment of $194,000, financing the remaining balance of approximately $943,000. The loan’s terms are nine months at a 2.09% annual interest rate and a monthly principal and interest payment of approximately $84,000. The Company recorded interest expense of $6,000 and $-0- for the years ended December 31, 2022, and 2021, respectively.	84,000	—
	$84,000	$99,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LEASES

The Company’s leasing arrangements include office space, deployment sites, and storage warehouses, both domestically and internationally. The operating leases contain various terms and provisions, with lease terms of approximately one to four years remaining as of December 31, 2022. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments later in the term. We recognize rent expense for these contracts straight-line over the minimum lease term.

On December 31, 2022, the Company recorded approximately $1.1 million of ROU assets net of $1.2 million accumulated amortization on the balance sheet. Additionally, the Company recorded relatively $1.6 million of operating lease liabilities, of which $0.5 million is current and $1.1 million is non-current, as reported on the balance sheet. The weighted-average remaining term for lease contracts was 3.4 years on December 31, 2022, with maturity dates from July 2023 to January 2027 and a weighted-average discount rate of 9.4% on December 31, 2022.

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

The following represents lease activity for the year ending December 31, 2022:

Lutton, UK

On April 28, 2022, the Company entered a one-year lease for 600 square feet of administrative office space in Lutton, UK, commencing on May 3, 2022, and terminating on May 31, 2023, for £1,320 monthly or approximately $1,800 per month.

Dubai, UAE

The Company renewed its lease for 976 square feet of administrative office space commencing on July 3, 2022, and terminating on July 2, 2023, in Dubai Studio City, UAE, for AED 5,995 or approximately US$ 1,632 monthly.

Billerica, MA

During the third quarter of the fiscal year 2022, management vacated the Billerica property. The economic environment of this location precluded the action of sub-letting an unoccupied site and determined the leased facility abandoned. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease ROU assets for impairment, and we recognized a loss on impairment of right-of-use assets of approximately $88,000.

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

Mount Olive, NJ

On November 1, 2021, the Company entered into a lease agreement with a non-affiliated third party (the “Landlord”) to rent approximately 7,979 square feet of commercial space for general business offices, light manufacturing, operating of a testing laboratory, assembly, and inventory storage in Mount Olive, NJ. The lease commencement date is November 1, 2021, and the expiration date is January 31, 2027. The initial monthly obligation is $10,869, with annual rent increases of 3.0% per year until the lease expiration date. The Company is relocating its corporate facilities from Hackettstown, NJ, to Mount Olive, NJ, with the projected completion date by March 2022, as part of the strategic initiative plan implemented in early 2020. The Company recognized approximately $522,000 of Right of Use Assets and Operating lease obligations for the new lease under ASC Topic 842.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LEASES (continued)

The following table illustrates operating lease data for the years ended December 31, 2022, and 2021:

	For the years ended
	December 31,
	2022	2021
Lease cost:
Operating lease cost	$438,000	$472,000
Short-term lease cost	93,000	417,000

Total lease cost	$531,000	$889,000

Cash paid for lease liabilities:
Cash flows from operating leases	$543,000	$635,000

Weighted-average remaining lease term—operating leases	3.4 years	3.8 years

Weighted-average discount rate—operating leases	9.4%	9.3%

Maturities of our operating lease liabilities were as follows as of December 31, 2022:

Amount

2023	$589,000
2024	455,000
2025	443,000
2026	249,000
2027	59,000
Thereafter	—
Total lease payments	1,795,000
Less: imputed interest	233,000
Present value of lease liabilities	1,562,000
Less: Current lease liabilities	455,000
Non-current lease liabilities	$1,107,000

The table below lists the location and lease expiration date from 2023 through 2027:

Location	Square Footage	Lease-End Date	Approximate Future Payments
Colchester, U.K. – Waterside House	16,000	Dec 2025	$639,000
Singapore	950	July 2023	19,000
Billerica, MA	2,000	Dec 2026	416,000
Hemel, UK	12,870	Oct 2023	123,000
Mount Olive, NJ	7,979	Jan 2027	598,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — DERIVATIVE LIABILITIES

Under the guidance of ASC 815, Accounting for Derivative Instruments and Hedging Activities, the Company identified common stock warrants in various offerings containing a net cash settlement provision whereby, upon certain fundamental events, the holders could put these warrants back to the Company for cash. We identified and classified the following transactions as derivative liabilities: warrants issued with the May 2016 financing, the July 2016 financing, the August 2017 underwritten offering, and the May 2018 Financing.

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

The following are the key assumptions used in connection with the valuation of the warrants exercisable into common stock on December 31, 2022, and 2021:

	For the Years Ended December 31,
	2022	2021
Number of shares underlying the warrants	55,333	66,341
The fair market value of stock	$0.56	$1.18
Exercise price	$0.00 to $ 60.00	$60.00 to $ 150.00
Volatility	0% to 64%	97% to 101%
Risk-free interest rate	0% to 4.54%	0.19% to 0.39%
Expected dividend yield	—	—
Warrant life (years)	0.0 to 0.4	0.6 to 1.4

Level 3 liabilities are valued using unobservable inputs to the valuation methodology significant in measuring the liabilities’ fair value. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, subject to the approval of the Chief Financial Officer, determines the applicable valuation policies and procedures.

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities, such that determining fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments that do not have fixed settlement provisions as derivative instruments. Under US GAAP, the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated operations statements in each subsequent period. The Company uses a binomial model style simulation to calculate fair value, as the standard Black-Scholes model would not capture the value of certain features of the warrant derivative liabilities.

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the years ended
	December 31
	2022	2021

Beginning balance	$—	$22,000
Change in fair value of derivative liabilities	—	(22,000)
Ending balance	$—	$—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — PREFERRED SHARES

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

On February 5, 2016, the Company terminated the Series A Preferred Stock and Series C Preferred Stock and increased the number of designated shares of Series B Preferred Stock to 5,000,000. The following shares were designated as authorized: Five million shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) on April 25, 2016. On December 6, 2016, the Company terminated the Series B Preferred Stock. The following shares were designated as authorized: Five thousand shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) on December 21, 2016. On November 9, 2022, the Company’s Board of Directors (i) terminated the Series D Preferred Stock and Series E Preferred Stock and (ii) designated the following shares as authorized: 47,500 shares of new Series A Preferred Stock.

Series A Preferred Stock

On November 9, 2022, the Company’s board of directors declared a dividend of one one-thousandth of a share of Series A Preferred Stock, par value $0.00001 per share (“Series A Preferred Stock”), for each outstanding share of the Company’s common stock, to stockholders of record on November 21, 2022.

Each share of Series A Preferred Stock entitled the holder to 1,000,000 votes per share, and each fraction of a share had a ratable number of votes. Thus, each one-thousandth share of Series A Preferred Stock was entitled to 1,000 votes. The outstanding shares of Series A Preferred Stock voted together with the outstanding shares of the Company’s common stock as a single class exclusively concerning the proposal to adopt an amendment to the Company’s Certificate of Incorporation, as amended, to reclassify the outstanding shares of the Company’s Common Stock into a smaller number of shares of common stock at a ratio specified in or determined under the terms of such amendment (the “Reverse Stock Split”). The Series A Preferred Stock was not entitled to vote on any other matter except to the extent required under the Delaware General Corporation Law.

The holders of Series A Preferred Stock were not entitled to receive dividends.

On January 11, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) whereby stockholders voted on a proposal to authorize the Board, at its discretion, to effect the Reverse Stock Split. All shares of Series A Preferred Stock that were not present in person or by proxy at the Special Meeting held to vote on the Reverse Stock Split immediately before the opening of the polls at such meeting (the “Initial Redemption Time”) were automatically redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series A Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series A Preferred Stock that were not redeemed according to an Initial Redemption were redeemed in whole but not in part (i) if the Board ordered such redemption in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Company’s stockholders of the Reverse Stock Split at the Special Meeting held for the purpose of voting on a such proposal (“the Subsequent Redemption”).

Each share of Series A Preferred Stock redeemed in any redemption described above was redeemed in consideration for the right to receive an amount equal to $0.00001 in cash for each ten (10) whole shares of Series A Preferred Stock that were “beneficially owned” by the “beneficial owner” (as such terms are defined in the certificate of designation concerning the Series A Preferred Stock) thereof as of the applicable redemption time and redeemed under such redemption, payable upon receipt by the Company of a written request submitted by the relevant holder to the corporate secretary of the Company following the applicable redemption time.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — PREFERRED SHARES (continued)

Series A Preferred Stock (continued)

The Series A Preferred Stock was not convertible into, or exchangeable for, shares of any other class, series of stock, or other securities of the Company. The Series A Preferred Stock had no stated maturity and is not subject to any sinking fund. The Series A Preferred Stock was not restricted to the Company’s redemption or repurchase of shares while there is any arrearage in the payment of dividends or sinking fund installments. The Certificate of Designation was filed with the Delaware Secretary of State and became effective on November 9, 2022.

The Company was not solely in control of the redemption of the shares of Series A Preferred Stock since the holders had the option of deciding whether to vote in respect of the above-described Reverse Stock Split, which determined whether a given holder’s shares of Series A Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series A Preferred Stock was not solely in the control of the Company, the shares of Series A Preferred Stock were classified within mezzanine equity in the Company’s audited consolidated balance sheet. The shares of Series A Preferred Stock were measured at redemption value. The value of Series A Preferred Stock shares as of December 31, 2022, was de minimis.

Certificate of Elimination

On April 25, 2016, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware, designating 5,000,000 shares out of the Company’s authorized but unissued shares of its preferred stock as Series D Convertible Preferred Stock, par value $0.00001 per share.

On December 21, 2016, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware, designating 5,000 shares out of the Company’s authorized but unissued shares of its preferred stock as Series E Convertible Preferred Stock, par value $0.00001 per share.

On November 9, 2022, the Company filed Certificates of Elimination for each of the Series D Preferred Stock and Series E Preferred Stock with the Secretary of State of the State of Delaware, which, effective upon filing, eliminated all matters outlined in the Certificates of Designation of Series D Preferred Stock and Series E Preferred Stock previously filed by the Company. According to the Certificates of Elimination, the shares that were previously designated as Series D Preferred Stock and Series E Preferred Stock resume the status of authorized but unissued shares of preferred stock, par value $0.00001 per share, of the Company, issuable from time to time, in one or more series, under the Certificate of Incorporation.

On March 24, 2023, the Company filed a certificate of elimination (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware for the Series A Preferred Stock. The Certificate of Elimination (i) eliminated the previous designation of 47,500 shares of Series A Preferred Stock from the Company’s Certificate of Incorporation, as amended, none of which were outstanding at the time of the filing of such Certificate of Elimination, and (ii) caused such shares of Series A Preferred Stock to resume their status as authorized but unissued and non-designated shares of preferred stock of the Company.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock, $0.00001 par value per share. As of December 31, 2022, and 2021, the Company had 47,419,317 and 45,825,089 shares issued, and 47,416,658 and 45,822,430 shares outstanding, respectively.

Common Stock Issuances

For the year ending December 31, 2022

●	Issued 357,778 shares of common stock as payment of the minimum withholding tax obligation due upon the vesting of shares restricted stock units.

●	Issued 1,159,044 shares of common stock, net of 357,778 shares attributable to withholding tax, upon the exercise of restricted stock units under the Company’s various stock compensation plans.

●	Under the terms of an $80,000 consulting agreement: on May 4, 2022, issued 38,703 shares of common stock were valued at $0.81 per share on the issuance date with a total value of $31,349 in satisfaction of $40,000. The value of the common stock issued was based on the fair value of the stock at the time of the issuance. On July 19, 2022, 38,703 shares of common stock were valued at $0.59 per share on the issuance date, with a total value of $22,835 in satisfaction of the remaining balance of $40,000. The Company recognized a total gain on debt settlement of $25,816.

Other stockholders’ equity transactions

●	Recognized approximately $1,565,000 of stock-based compensation costs associated with outstanding stock options recorded in general and administrative expenses offsetting additional paid-in capital.

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

Other Stockholders’ Equity Transactions

During the year ended December 31, 2021, the Company:

●	Issued 6,163,198 shares of common stock and received gross proceeds of approximately $13,000,000, less offering costs of $400,000 for net proceeds of $12,600,000 under the Company’s shelf registration filed on May 5, 2020.

●	Issued 3,811 shares of common stock upon warrant holders exercising 3,811 common stock warrants, receiving approximately $3,500 in net proceeds.

●	Issued 6,250 shares of common stock upon warrant holders exercising 6,250 cashless public common stock warrants.

●	Issued 30,000 three-year common stock warrants with an exercise price of $3.41 per share exercisable for one share each of common stock in satisfaction of a settlement agreement. We computed the value of approximately $74,000 under the Cox-Rubenstein binomial lattice valuation model method. The Company used the following assumptions in connection with the warrants’ valuation: fair market value of the stock of $3.05, the exercise price of $3.41, volatility of 153.96%, risk-free interest rate of 0.08%, expected dividend yield of -0-, and the warrant life of 3 years.

●	Issued 87,720 shares of common stock to specific board members under a commitment agreement valued at $200,000. The value of the common stock was determined on the original date of the agreement.

●	Recognized approximately $3,860,000 of stock-based compensation costs associated with outstanding stock options and restricted stock units recorded in general and administrative expenses with the offset to additional paid-in capital.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

During the year ended December 31, 2022, 34,885 warrants expired. As of December 31, 2022, these outstanding warrants contained no intrinsic value. The weighted average exercise price of warrants outstanding on December 31, 2022, is $3.60, with a weighted average remaining contractual life of 3.1 years.

The following tables set forth common stock purchase warrants outstanding as of December 31, 2022:

	Number of Warrants (in shares)	Weighted Average Exercise Price

Outstanding, December 31, 2020	222,360	$89.60
Warrants granted	9,120,910	3.30
Warrants exercised	(10,063)	(1.20)
Warrants canceled/expired	(123,396)	(98.30)
Outstanding, December 31, 2021	9,209,811	4.10
Warrants expired	(34,885)	(131.20)
Outstanding and exercisable, December 31, 2022	9,174,926	$3.60

	Common stock issuable upon exercise of warrants outstanding and exercisable
	For the year ending			For the year ending
	December 31, 2022			December 31, 2021
Range of Exercise Prices	Warrants Outstanding and Exercisable (in shares)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Outstanding and Exercisable (in shares)	Weighted Average Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price
$3.25	9,090,910	3.11 yrs	$3.30	9,090,910	4.11 yrs	$3.30
$3.41	30,000	1.18 yrs	$3.50	30,000	2.18 yrs	$3.50
$30.000	683	1.54 yrs	$30.00	683	2.54 yrs	$30.00
$60.000	53,333	0.41 yrs	$60.00	53,333	1.41 yrs	$60.00
$120.000	—	—	$—	21,877	0.12 yrs	$120.00
$150.000	—	—	$—	13,008	0.63 yrs	$150.00
	9,174,926	3.10 yrs	$3.60	9,209,811	4.08 yrs	$4.10

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCK-BASED COMPENSATION

Equity Incentive Plans:

The Company’s stock option plans provide options to purchase shares of common stock to officers, directors, other key employees, and consultants. The purchase price may be paid in cash or “net settled” in the Company’s common stock shares. In a net settlement of an option, the Company does not require payment of the exercise price from the holder but reduces the number of shares of common stock issued upon the exercise of the stock option by the smallest amount of whole shares that have an aggregate fair market value equal to or over the aggregate exercise price for the option shares covered by the option exercised. Options generally vest over three years from the grant date and expire ten years from the grant date.

The Company has four plans under which they awarded share-based compensation grants of options to individual directors, employees, and advisors of the Company: the 2013 Stock Option Plan, the 2015 Incentive Compensation Plan, the 2016 Incentive Compensation Plan, and the 2017 Incentive Compensation Plan.

Effective April 30, 2018, the Board of Directors, by unanimous written consent, approved the immediate vesting of all remaining options for terminated employees as part of the cost curtailment measures on April 30, 2018, and June 25, 2018.

On December 31, 2020, the board of directors of the Company approved an amendment (the “Amendment”) to the Company’s 2013 Long-Term Stock Incentive Plan (the “Plan”), effective January 1, 2021. The Amendment removed a provision that no participant may receive more than 25% of the total shares awarded in any year under the Plan and incorporated specific immaterial clarifying changes.

The following table illustrates various plan data under the amended Long-Term Stock Incentive Plan (the “Plan”):

	For the years ended
	December 31,
	2022	2021
Stock-based compensation expense	$1,000	$27,000

Remaining expense of stock-based compensation	$—	$1,000

Remaining amortization period	0.0 years	0.3 years

Weighted average remaining contractual life – options outstanding and exercisable	4.5 years	5.5 years

Intrinsic value per share	$—	$—

Range of exercise prices	$6.96 to $97.20	$6.96 to $1,173.60

Quantity:

Beginning balance-January 1st, outstanding options	49,925	56,399

Stock options forfeited	(4,916)	(6,474)

Ending balance-December 31st, outstanding options	45,009	49,925

Ending balance-December 31st, exercisable options	45,009	48,703

Weighted Averages:

Beginning balance-January 1st, outstanding options	$88.04	$89.79

Stock options forfeited	$(96.70)	$(84.13)

Ending balance-December 31st, outstanding options	$87.80	$88.04

Ending balance-December 31st, exercisable options	$87.80	$89.80

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCK-BASED COMPENSATION (continued)

Time-vested stock options:

In connection with their employment agreement(s), the Company granted the following ten-year, non-statutory time-vested option inducement awards under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (all subject to continued employment):

Recipient	Date of Grant	Options Granted	Exercise Price	Vesting Commencement Date	Expiration Date	25% Vesting	75% Remaining Vesting
●Carleton M. Miller — CEO	1/22/20	359,247	$1.71	1/22/20	1/22/30	1/22/21	36 equal monthly payments
●Michael Bond — CFO	2/27/20	135,168	$0.96	4/1/20	4/1/30	4/1/21	36 equal monthly payments

 In determining the time-vested options award’s grant-date fair value, the following assumptions were used:

	Expected term (years)	Expected dividend yield	Risk-free interest rate	Volatility	Exercise Price

● Carleton M. Miller — CEO	6.5	—	1.57%	153.0%	$1.71
● Michael Bond — CFO	6.3	—	0.62%	155.0%	$0.96

Note: no time-vested option awards were granted during the year ended December 31, 2022.

The following table illustrates various plan data under time-based stock option awards:

	For the years ended
	December 31,
	2022	2021
Stock-based compensation expense	$179,000	$113,000

Remaining expense of stock-based compensation	$319,000	$498,000

Remaining amortization period	1.1 years	2.1 years

Weighted average remaining contractual life – options outstanding and exercisable	7.1 years	8.1 years

Intrinsic value per share	$—	$.38

Range of exercise prices	$0.96 to $1.71	$0.96 to $1.71

Quantity:

Beginning balance-January 1st, outstanding	494,415	494,415

Granted, canceled, expired	—	—

Ending balance-December 31st, outstanding	494,415	494,415

Ending balance-December 31st, exercisable	360,515	236,915

Weighted Averages:

Beginning balance-January 1st, outstanding	$1.01	$1.24

Granted, canceled, expired	$—	$—

Ending balance-December 31st, outstanding	$0.60	$1.01

Ending balance-December 31st, exercisable	$0.80	$0.48

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCK-BASED COMPENSATION (continued)

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

Note: no time-vested option awards were granted during the year ended December 31, 2022

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCK-BASED COMPENSATION (continued)

Performance-based stock options (continued):

The following table illustrates various plan data under performance-based stock option awards:

	For the years ended
	December 31,
	2022	2021
Stock-based compensation expense	$—		$—

Remaining expense of stock-based compensation	$414,000		$414,000

Remaining amortization period	2.1 years		3.1 years

Weighted average remaining contractual life – options outstanding and exercisable	7.1 years		8.1 years

Intrinsic value per share	$—	$	.—

Range of exercise prices	$1.71		$1.71

Quantity:

Beginning balance-January 1st, outstanding	250,000		250,000

Granted, canceled, expired	—		—

Ending balance-December 31st, outstanding	250,000		250,000

Ending balance-December 31st, exercisable	—		—

Weighted Averages:

Beginning balance-January 1st, outstanding	$1.65		$1.65

Granted, canceled, expired	$—		$—

Ending balance-December 31st, outstanding	$1.65		$1.65

Ending balance-December 31st, exercisable	$—		$—

The probability of achieving any required metrics for vesting is inconclusive, and no options are exercisable as of December 31, 2022. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any unrecognized costs over the remaining requisite service period of the awards.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCK-BASED COMPENSATION (continued)

Restricted Stock Units

Restricted stock awards — time-based:

The Company granted the following awards under the amended Plan for restricted stock units (“RSUs”) subject to continued employment:

	Grant			Initial RSUs Vesting		Remaining RSUs Vesting
Recipient	Date	Units	Exercise Price	Date	Units	Units	Terms

Carleton M. Miller — CEO	3/3/21	598,665	$3.60	3/3/22	199,555	399,110	24 equal monthly periods

Michel Bais — Managing Director	8/17/21	200,000	$1.89	8/17/22	50,000	150,000	36 equal monthly periods

Ronnie Hamilton — VP Global Operations	1/12/22	200,000	$1.10	1/12/23	66,000	134,000	24 equal monthly periods

Group of 22 Employees	2/17/22	515,000	$0.98	2/17/23	169,950	345,050	24 equal monthly periods

Carleton M. Miller — CEO	2/16/22	1,033,076	$1.05	2/16/23	258,269	774,807	36 equal monthly periods

Mike Bond — CFO	2/16/22	392,985	$1.05	2/16/23	98,256	294,739	36 equal monthly periods

The following table illustrates various plan data under time-based restricted stock awards:

	For the years ended
	December 31,
	2022	2021
Stock-based compensation expense	$1,385,000	$—

Remaining expense of stock-based compensation	$3,248,000	$2,533,000

Remaining amortization period	2.3 years	3.5 years

Weighted average remaining contractual life – options outstanding and exercisable	2.5 years	2.5 years

Intrinsic value per share	$—	$—

Range of exercise prices	$0.98 to $3.60	$1.89 to $3.60

Quantity:

Beginning balance-January 1st, outstanding	798,665	—

Granted	2,141,061	798,665

Forfeited	(125,000)	—

Ending balance-December 31st, outstanding	2,814,726	798,665

Ending balance-December 31st, exercisable	415,885	—

Weighted Averages:

Beginning balance-January 1st, outstanding	$3.17	$—

Granted	$1.04	3.17

Forfeited	$(.98)	$—

Ending balance-December 31st, outstanding	$1.20	$3.17

Ending balance-December 31st, exercisable	$3.30	$—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCK-BASED COMPENSATION (continued)

Restricted Stock Units (continued)

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

Note: the determination of revenue for any fiscal period shall be made based on the Company’s revenues on a consolidated basis for each such fiscal period if the employee remains in continuous employment with the Company through the date the Compensation Committee certifies the revenue for such fiscal period and authorizes the issuance of the underlying shares of common stock to the employee according to his award agreement. Except as provided in each employment agreement, if an individual ceases to be an employee of the Company before any vesting date, the remaining portion of the total number of shares unvested is forfeited. The probability of achieving any required metrics for vesting is inconclusive, and no awards are exercisable as of December 31, 2022. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any unrecognized costs over the remaining requisite service period of the awards.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCK-BASED COMPENSATION (continued)

Restricted Stock Units (continued)

Restricted stock awards — performance-based (continued):

The following table illustrates various plan data under performance-based restricted stock awards:

	For the years ended
	December 31,
	2022	2021
Stock-based compensation expense	$—	$3,722,000

Remaining expense of stock-based compensation	$1,498,000	$—

Remaining amortization period	2.8 years	0.0 years

Weighted average remaining contractual life – options outstanding and exercisable	2.8 years	4.0 years

Intrinsic value per share	$—	$1.18

Range of exercise prices	$1.05	$1.32 to 3.60

Quantity:

Beginning balance-January 1st, outstanding	1,267,380	368,715

Granted, canceled, expired	1,426,062	898,665

Exercised	(1,267,380)	—

Ending balance-December 31st, outstanding	1,426,062	1,267,380

Ending balance-December 31st, exercisable	—	1,267,380

Weighted Averages:

Beginning balance-January 1st, outstanding	$2.90	$1.32

Granted, canceled, expired	1.05	3.60

Exercised	$(2.90)	$—

Ending balance-December 31st, outstanding	$1.10	$2.90

Ending balance-December 31st, exercisable	$—	$2.90

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Pension:

The Company may make a matching contribution to its employees’ 401(k) plan. Vislink also has a Group Personal Plan in our U.K. Subsidiary, investing funds with Royal London. U.K. employees are entitled to join the Plan to which the Company contributes varying amounts subject to status. Additionally, the Company operates a stakeholder pension scheme in the U.K.

The table below represents the Company’s matching contributions as follows:

	For the year ended
	December 31,
	2022	2021
Company matching contributions - Group Personal Pension Plan, U.K.	$166,000	$169,000

Nasdaq Compliance:

As previously reported, on May 20, 2022, Vislink Technologies, Inc. (the “Company”) received notice from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company of its noncompliance with Nasdaq Listing Rule 5550(a)(2) (the “Rule”) by failing to maintain a minimum bid price for its common stock on the Nasdaq Capital Market of at least $1.00 per share for 30 consecutive business days. The Company received a grace period of 180 days, or until November 16, 2022, to regain compliance with the minimum bid price requirement.

On November 10, 2022, the Company submitted a request to Nasdaq for an additional 180-day grace period, or until May 15, 2023, to regain compliance with the minimum bid price requirement. On November 17, 2022, the Company received a letter from Nasdaq advising that the Company had been granted an additional 180-day grace period extension until May 15, 2023, to regain compliance with the minimum bid price requirement and all other applicable requirements for initial listing on the Nasdaq Capital Market except for the minimum bid price requirement.

On January 11, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) whereby stockholders voted and approved a proposal to authorize the Board of Directors of the Company (the “Board”), in its discretion but before the one-year anniversary of the date of the Special Meeting, to implement an amendment to the Company’s certificate of incorporation to effect a reverse stock split (the “Reverse Stock Split”) of all of the outstanding shares of Common Stock, par value $0.00001 per share (“Common Stock”), of the Company, at a ratio in the range of 1-for-2 to 1-for-50. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Rule, including initiating the Reverse Stock Split.

There can be no assurance that the Reverse Split will result in a sustained increase in the per share market price for the Common Stock for the minimum period necessary to permit the Company to be timely regain compliance with the Rule. There can be no assurance that the Company will be able to regain compliance with the Rule or otherwise be in compliance with other Nasdaq Listing Rules during this additional 180-day extension period. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

The Nasdaq notice has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market under the symbol “VISL,” subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Capital Market

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — CONCENTRATIONS

Customer concentration risk

During the year ended December 31, 2022, the Company recorded sales to a single customer of $3,436,000 (12%), in excess of 10% of the Company’s total sales. For the year ended December 31, 2021, the Company recorded sales to a single customer of $8,511,000 (25%) in excess of 10% of the Company’s total sales.

On December 31, 2022, and 2021, the Company recorded accounts receivable of approximately $1,138,000 (19%) and $4,204,000 (46%), respectively, to a single customer in excess of 10% of the Company’s total consolidated accounts receivable.

Vendor concentration risk

During the years ended December 31, 2022, and 2021, there were no individual vendor inventory purchases in excess of 10% of the Company’s consolidated inventory purchases, respectively.

On December 31, 2022, and 2021, the Company recorded one vendor balance of approximately $0.27 million (10%) and $-0-, respectively, in excess of 10% of the Company’s total consolidated accounts payable.

NOTE 19 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. The Company disaggregated revenue by primary geographical markets and revenue sources in the following tables:

	For the years ended
	December 31,
	2022	2021
Primary geographical markets:
North America	$12,037,000	$18,050,000
South America	182,000	361,000
Europe	9,229,000	11,389,000
Asia	1,851,000	1,975,000
Rest of World	5,103,000	2,107,000
	$28,402,000	$33,882,000
Primary revenue source:
Equipment sales	$25,667,000	$31,733,000
Installation, integration, and repairs	1,450,000	1,082,000
Warranties	1,014,000	743,000
Other (See Note 20)	271,000	324,000
	$28,402,000	$33,882,000
Long-Lived Assets:
United States	$1,970,000	$2,410,000
Netherlands	27,000	—
United Kingdom	4,912,000	14,257,000
	$6,909,000	$16,667,000

NOTE 20 — REBATES

The amounts generated in Note 18 as part of the Primary revenue source “other” resulted from rebates issued to the Company’s filing appropriate governmental forms related to the research costs incurred by our U.K. subsidiary in prior fiscal years. The Company expects to continue filing applicable rebate forms for the 2022 fiscal year but can provide no assurances that such rebates will be available in future financial periods at similar levels or at all.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — GAINS ON SETTLEMENT OF DEBT

The following table represents the Company’s gains on settlement of debt for the years ending December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021

On March 10, 2021, the Company negotiated a vendor accounts payable balance of $494,000 with a remittance settlement of $300,000	$—	$194,000

On July 26, 2021, the Payroll Protection Program (“PPP”) loan of $1,168,000 received on April 10, 2020, was forgiven. Under ASC 405-20, the Company recorded the transaction as a gain on settlement of debt		1,168,000

On May 4, 2022, and July 19, 2022, the Company issued 38,703 shares of common stock on each date with an accumulated value of $54,184 in satisfaction of an amount payable of $80,000	25,816	—

On November 21, 2022, the Company settled the dividends payable in the amount of $19,916 by issuing 47,419 Series A Preferred shares with a zero carrying value	19,916	—

	$45,732	$1,362,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22— INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended
	December 31,
	2022	2021
Current tax provision
Federal	$—	$—
State	25,000	7,000
	25,000	7,000
Deferred tax provision (benefit)
Federal	(532,000)	(503,000)
State	(427,000)	1,025,000
Foreign	(978,000)	(2,052,000)
Change in the valuation allowance	1,722,000	1,530,000
Total deferred tax provision (benefit)	(215,000)	—

Income tax provision	$(190,000)	$7,000

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State and local taxes, net of federal benefit	0.30	(6.27)
Permanent differences	5.28	(9.12)
Executive compensation	(2.26)	—
Equity compensation	(11.06)	—
Provision to return	0.00	(0.03)
DTA adjustment for state NOL	0.00	(0.06)
Foreign Rate Differential	(1.27)	(1.96)
Change rate	2.66	(5.06)
Valuation allowance	(13.27)	1.46
Effective tax rate	1.37%	(0.04)%

Under the provisions of ASC 740, the Company may recognize the benefits of uncertain tax positions when it is more likely than not that the merits of the position(s) will be sustained upon audit by the relevant tax authorities. No uncertain tax positions were taken or expected on a tax return that would be determined to be an unrecognized tax benefit recorded on the Company’s financial statements for the years ended December 31, 2022, or 2021. The Company does not expect its unrecognized tax benefit position to change during the next twelve months

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — INCOME TAXES (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	For the Years Ended
	December 31,
	2022	2021
Deferred Tax Assets
Federal R&D credit	$3,007,000	$3,007,000
Inventory	576,000	457,000
Allowance for bad debt	72,000	76,000
Compensation related	7,000	298,000
Pension	72,000	39,000
Other accruals	7,000	16,000
State net operating losses	4,779,000	4,644,000
Federal net operating losses	44,821,000	43,045,000
Interest disallowance	1,151,000	82,000
Stock options	7,172,000	7,621,000
Other	296,000	1,097,000
Valuation Allowance	(61,731,000)	(60,048,000)
Total Deferred Tax Assets	229,000	334,000
Deferred Tax Liabilities
Property and Equipment	(90,000)	(47,000)
Intangibles	(870,000)	(1,230,000)
Prepaid Expenses	(33,000)	(35,000)
Total Deferred Tax Liabilities	(993,000)	(1,312,000)
Net Deferred Tax Liability	$(764,000)	$(978,000)

As of December 31, 2022, the Company has federal net operating losses (“NOL”) of approximately $183.0 million that will expire beginning in 2027. The Company has federal NOLs of approximately $26.3 million that may be carried forward indefinitely. The Company also has state NOL carryforwards of $158.6 million, which will expire beginning in 2027. Besides, the Company has foreign NOL carryforwards of approximately $26.1 million that generally do not expire except under certain circumstances. The Company also has research and development credits of approximately $3.0 million, which will begin to expire in 2027. The years that remain open for review by taxing authorities are 2019 to 2022 for Federal, Foreign, and State Income Tax returns.

Realizing the NOL carryforwards and other temporary deferred tax differences is contingent on future taxable earnings. The Company’s deferred tax assets were reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax assets, as it was determined, based on past and present losses, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded. The Company will continue to assess and evaluate strategies that enable the deferred tax asset, or portion thereof, to be utilized. It will reduce the valuation allowance appropriately when it is determined that the “more likely than not” criteria are satisfied.

The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382 and similar state provisions should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The limitation amount would be determined based on the company’s value immediately before the ownership change, and subsequent ownership changes could further impact the annual limitation amount. An ownership change under Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company plans to perform a Section 382 analysis in the future.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — INCOME TAXES (continued)

Effective for tax years beginning after December 31, 2017, the Tax Act includes a participation exemption system of taxation, which generally provides for 100% dividends received deduction on certain qualifying dividend distributions received by U.S. C-corporation shareholders from their 10% or more owned foreign subsidiaries. As a result of this new participation exemption system, it is generally anticipated that the Company should not be subject to additional U.S. federal income taxation on its future receipt of actual dividend income (instead of deemed inclusion amounts under specific anti-deferral rules) from its foreign subsidiary.

For tax years beginning after December 31, 2017, the Tax Act introduced a new limitation on the deduction of interest expense whereby current-year interest deductions are limited (among other restrictions) to 30% of adjusted taxable income, with various modifications and exceptions. The Company does incur interest expenses and evaluates each year the impact, if any, of the new limitation.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — SUBSEQUENT EVENTS

Under ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2022, and has determined that it does not have any other material subsequent events to disclose in these financial statements except for the following:

On March 27, 2023, the Company announced that it is entering into an agreed separation with Michael Bond, the Chief Financial Officer (“CFO”), to be effective on or about March 31, 2023. Effective at the close of business on March 31, 2023, Paul Norridge will become the Company’s new CFO.

