Form 10-K/A
period 2022-12-31
Vislink Technologies, Inc.
filed 2023-05-01
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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

The registrant had 47,619,317shares of its common stock outstanding as of April 1, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	New York, NY	688

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022, of Vislink Technologies, Inc. (the “Company,” “we”, or “our”) which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2022 annual report of the stockholders in reliance on General Instruction G(3) to Form 10-K.

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

Unless otherwise expressly provided, information in this Amendment does not reflect a 20-for-1 reverse split of the common stock of the Company effected on May 1, 2023.

i

VISLINK TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K/A

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Name of Director	Age	Director Since
General James T. Conway	75	January 6, 2015
Ralph Faison	64	January 1, 2020
Brian K. Krolicki	62	February 1, 2020
Carleton M. Miller	59	January 15, 2020
Jude T. Panetta	63	May 1, 2019
Susan Swenson	74	October 31, 2018

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

Mr. Miller was selected to serve on our Board based on his extensive leadership and executive experience with technology and networking companies including as Chief Executive Officer of the Company, and broad experience in the telecommunications industry.

Susan Swenson, Chairman of the Board

Ms. Swenson has served as Chairman of the Board since October 2018. Ms. Swenson has several decades of operating experience in wireless telecom, video technologies and digital media, as well as telematics and small business software. Ms. Swenson was a member of the board of directors of Faraday Future Intelligent Electric from July 2021 through October 3, 2022 and was executive chairman of the board of directors from February 2022 until October 3, 2022. Ms. Swenson served on the board of Sonim Technologies Inc., a telecommunications equipment supplier, from March 2019 until July 2022. Since February 2012, Ms. Swenson has served on the board of Harmonic, Inc., a video delivery and media company. From August 2012 to August 2018, Ms. Swenson served on the board of FirstNet, an independent authority within the NTIA/Department of Commerce responsible for establishing a single nationwide public safety broadband network, and was chair of its board from 2014 to 2018. Ms. Swenson also served on the board of directors of Wells Fargo & Company from November 1994 to December 2017. From December 2015 to June 2017, Ms. Swenson served as Chairperson and Chief Executive Officer of Inseego Corporation (formerly Novatel Wireless; Nasdaq: INSG), a wireless internet solutions and telematics provider, and served as its board chairperson from April 2014 to June 2017. From February 2004 to October 2005, Ms. Swenson served as the President and Chief Operating Officer of T-Mobile US, Inc. From 1999 to 2004, Ms. Swenson served as President of Leap Wireless International, Inc., and Chief Executive Officer of Cricket Communications, Inc., a prepaid wireless service provider and subsidiary of Leap. Ms. Swenson also served as Chief Executive Officer of Sage North America from 2008 to 2011. Ms. Swenson received a B.A. in French from San Diego State University.

Ms. Swenson was selected to serve on our Board based on her extensive experience with technology and networking companies ,broad experience in the telecommunications industry and her financial experience and audit committee experience.

General James T. Conway, Director

General Conway is a retired General in the United States Marine Corps who served as the 34th Commandant of the Marine Corps from 2006 through his retirement in 2010 and concurrently as a member of the Joint Chiefs of Staff. Prior to being named Commandant, Mr. Conway served as Director of Operations (J-3) on the Joint Chiefs of Staff. Among his previous postings were Commanding General of I Marine Expeditionary Force from 2002 through 2004 (which involved two combat tours in Iraq), Commanding General of the 1st Marine Division, and President of the Marine Corps University. He is a director of Warrior & Quiet Waters Foundation. Since 2011, General Conway has served on the board of Textron Inc., from which he will be retiring in 2023.

General Conway was selected to serve on our Board based on his significant experience assessing and implementing military technology operations and his deep understanding of working with the U.S. military, and his public company governance expertise.

Jude T. Panetta, Director

Jude Panetta was most recently with Hale Capital as an Operating Partner from 2017 to 2019. Prior to Hale Capital, he had a 30 plus year career leading technology companies in the telecommunications, satellite, wireless and power industries. From 2013 to 2017, Mr. Panetta served as Vice President of Strategy and Technology at Comtech TCS, and prior to that he served as Vice President of Government Systems at TeleCommunication Systems Inc.; President and Chief Executive Officer of ASC Signal Corporation; Group President of Andrew Corp.; Vice President and General Manager of Andrew Corp’s radio frequency power amplifier business; VP of Operations at Celiant (acquired by Andrew Corp.), VP of Operations at Adtran Corp.; and Director of Operations at Exide Electronics Corporation. During his career, Mr. Panetta has held a leading role in over a dozen acquisitions and divestitures. He is a Graduate of GE’s Manufacturing Management Program and holds a B.S. in mechanical engineering from the University of Virginia. Mr. Panetta recently retired from serving as a Lieutenant in the St. James, NC Fire Department.

Mr. Panetta was selected to serve on our Board based on his operating background in the satellite and telecom industries as well as his broad experience in operations and finance.

Ralph Faison, Director

Mr. Faison currently serves as Chairman of Arlo Technologies, Inc., a home automation company that offers a cloud-based platform with a variety of connected devices. Mr. Faison served on the board of directors of NETGEAR from August 2003 to August 2018. Mr. Faison previously served as a director of Amber Road, Inc., a cloud-based global trade management software-as-a-service (SaaS) provider. From January 2011 to July 2014, Mr. Faison served as the President and Chief Executive Officer and chair of the board of directors of Pulse Electronics Corporation, a public company and manufacturer of electronic components. From February 2003 through December 2007, Mr. Faison served as Chief Executive Officer of Andrew Corporation, a public company and a manufacturer of communications equipment and systems. He also served at various times as President, Chief Operating Officer, and Director at Andrew Corporation. From June 2001 to June 2002, Mr. Faison was President and Chief Executive Officer of Celiant Corporation, a manufacturer of power amplifiers and wireless radio frequency systems, which was acquired by Andrew Corporation. From October 1997 to June 2001, Mr. Faison was Vice President of the New Ventures Group at Lucent Technologies, a communications service provider, and from 1995 to 1997, he was Vice President of advertising and brand management at Lucent. Prior to joining Lucent, Mr. Faison also held various positions at AT&T, a voice and data communications company, including as Vice President and General Manager of AT&T’s wireless business unit and manufacturing Vice President for its consumer products unit in Bangkok, Thailand. Mr. Faison received an undergraduate degree from Georgia State University and a graduate degree from Stanford University.

Mr. Faison has extensive experience in leading and managing large international companies. He is well versed in the complex manufacturing and distribution systems that today’s multinational companies implement. Mr. Faison, as a recent public company chair and chief executive officer, is able to advise the Company on many aspects of public company governance and management and is qualified to serve as a member of our Board.

Brian Krolicki, Director

Mr. Krolicki has extensive experience in both the public and private sectors, and has served as a director or member of the advisory board in various companies. Mr. Krolicki was the Lieutenant Governor of the State of Nevada from 2007 to 2014 and the State Treasurer of the State of Nevada from 1999 to 2006. Mr. Krolicki also served in a wide variety of critical positions, including Chairman of the Nevada Commission on Economic Development and President of the Nevada State Senate. During his tenure as State Treasurer, Nevada became the first state treasury to receive the Certificate of Excellence in Investment Policy. In 2004, Brian was honored with the prestigious Award for Excellence in Public Finance and, in the same year, earned the distinction the nation’s “Most Outstanding State Treasurer.” Mr. Krolicki was a member of the board of Faraday Future Intelligent Electric Inc. from July 2021 until October 2022. Since February 2016, he has been a member of the board (and audit committee chair) of Nevada Nanotech Systems. Effective February 1, 2023, Mr. Krolicki was appointed to the Nevada Gaming Commission by Governor Joseph Lombardo, which serves as the final authority on all gaming licensing matters in the State of Nevada. He is also the director of government relations of Customer Engagement Technologies, a payment solutions company in partnership with JPMorgan Chase. Mr. Krolicki holds a B.A. degree in political science from Stanford University.

Mr. Krolicki was selected to serve on our Board based on his extensive experience in the financial and public contracting sectors. Our Board has nominated Mr. Krolicki to continue to serve as a director due to, among other things, his financial experience and knowledge of the political process on both the state and federal level.

Executive Officers

Set forth below is the name, age, and certain biographical information for each of our current executive officers:

Name	Position	Age
Carleton M. Miller	Chief Executive Officer and President	59
Paul Norridge	Chief Financial Officer and Treasurer	53

Biographies

The biography for Carleton M. Miller can be found above under Directors.

Paul Norridge

Effective April 1, 2023, Paul Norridge became the Chief Financial Officer and Treasurer. Mr. Norridge joined the Company in December 2008 and has served in numerous roles with the Company, most recently as Head of Finance since March 2018. Mr. Norridge is an experienced financial executive with over 25 years of experience. Prior to joining the Company, Mr. Norridge held the position of Finance Manager at Centennial Software, a software development company, from 2005 to 2008. From 1995 to 2005, Mr. Norridge served as a Financial Controller of Randstad UK, an HR services provider. Mr. Norridge holds a degree in business and finance from Swindon College.

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

Board Diversity

Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix
Board Size:
Total Number of Directors	6

Gender:	Male	Female	Non-Binary	Gender Undisclosed
	5	1	-	-

Number of directors who identify in any of the categories below:
African American or Black	-	-	-	-
Alaskan Native or American Indian	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	5	1	-	-
Two or more races or ethnicities	-	-	-	-

Of our six current directors, one identifies (16.66%) as having at least one diversity characteristic (i.e. female, non-binary, LGBTQ+ and/or race or ethnicity other than white).

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

Board Meetings and Attendance

During fiscal year 2022, the Board held five physical and telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board on which such director served during the period the director was on the Board or committee. The Board also approved certain actions by unanimous written consent in lieu of a meeting as permitted by our corporate by laws.

Annual Meeting Attendance

It is the Company’s policy to invite and encourage directors and director nominees to attend the Annual Meeting. The 2022 annual meeting of stockholders was attended by each of the directors.

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

In 2022, the Audit Committee held four physical and telephonic meetings.

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

In 2022, the Compensation Committee held three physical and telephonic meetings.

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

In 2022, the Governance and Nominations Committee held three physical and telephonic meetings.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Amendment any failure to file reports by such dates during fiscal year 2022. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2022, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than ten percent (10%) stockholders.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Carleton M. Miller	2022	350,081	-	2,148,798				28,220	(2)	2,527,099
Chief Executive Officer	2021	337,072	660,000	5,547,608		-	-	11,779	(3)	6,556,459
Michael C. Bond (5)	2022	257,587	-	817,409				16,361	(4)	1,091,357
Chief Financial Officer	2021	155,106	250,000	-		-	-	15,855	(6)	420,961

(1)	The amounts reported in the Stock Awards column reflect the aggregate grant date fair value of restricted stock units and performance share units granted in the respective fiscal year calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (Compensation - Stock Compensation). Amounts in this column do not reflect the actual economic value that may be realized by the applicable NEO.

(2)	$25,110 of medical insurance premiums and $3,110 of other insurance premiums were paid by the Company during fiscal year 2022 for the benefit of Mr. Miller.

(3)	$13,542 of medical insurance premiums and $2,819 of other insurance premiums were paid by the Company during fiscal year 2022 for the benefit of Mr. Bond.

(4)	$9,248 of medical insurance premiums and $2,531 of other insurance premiums were paid by the Company during fiscal year 2021 for the benefit of Mr. Miller.

(5)	Effective March 31, 2023, Mr. Bond was succeeded by Paul Norridge as the Chief Financial Officer of the Company.

(6)	$12,951 of medical insurance premiums and $2,904 of other insurance premiums were paid by the Company during fiscal year 2021 for the benefit of Mr. Bond.

Employment Agreements

Carleton M. Miller

On January 22, 2020, the Company entered into an employment agreement with Carleton M. Miller in connection with his appointment as Chief Executive Officer of the Company (the “Miller Employment Agreement”). Pursuant to the Miller Employment Agreement, Mr. Miller was entitled to receive an annual base salary of $330,000 per year, and an annual cash bonus in accordance with the terms of any annual cash bonus incentive plan maintained for the Company’s key executive officers. In February 2022, the Board approved a salary increase for Mr. Miller from $330,000 to $353,000. Pursuant to the Miller Employment Agreement, Mr. Miller received an inducement award of a time-based option to purchase 359,247 shares of Common Stock under Nasdaq Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (the “Miller Time-Based Option”), 25% of which vested on January 22, 2021 and the remaining 75% of which vest in substantially equal monthly installments over the 36-month period following such date, subject to Mr. Miller’s continued employment by the Company on the applicable vesting date. Pursuant to the Miller Employment Agreement, Mr. Miller also received an inducement award of a performance-based option to purchase 250,000 shares of Common Stock under Nasdaq Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (the “Miller Performance-Based Option”). The Miller Performance-Based Option will vest in three equal tranches of 83,333 shares upon the Company’s attainment, on or before January 22, 2025, of specified cumulative EBITDA performance conditions, subject in each case to Mr. Miller’s continued employment by the Company on the applicable vesting date. The Miller Time-Based Option and the Miller Performance-Based Option both have exercise prices of $1.71 per share.

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

Michael Bond

On February 27, 2020, the Company entered into an employment agreement with Michael Bond to serve as Chief Financial Officer of the Company, effective as of April 1, 2020 (the “Bond Employment Agreement”). Pursuant to the Bond Employment Agreement, Mr. Bond received an annual base salary of $250,000 per year, and an annual cash bonus in accordance with the terms of any annual cash bonus incentive plan maintained for the Company’s key executive officers. In February 2022, the Board approved a salary increase for Mr. Bond from $250,000 to $267,500 Pursuant to the Bond Employment Agreement, Mr. Bond received an inducement award of stock options to purchase a quantity of shares equal to one percent of the Company’s fully diluted outstanding shares of its Common Stock as of April 1, 2020 under Nasdaq Listing Rule 5635(c)(4) outside of the Company’s existing equity compensation plans.

On March 31, 2023, the Company entered into a separation agreement (the “Separation Agreement”) with Mr. Bond. Subject to the terms and conditions thereof, the Separation Agreement provides for, among other things: (a) 12 months of continuing base salary payments to Mr. Bond for an aggregate amount of $267,500; (b) a lump sum payment to Mr. Bond in an amount equal to $66,875; (c) payment of 100% of Mr. Bond’s COBRA insurance premium payments for 12 months; (d) acceleration of vesting and prompt settlement into shares of common stock of the Company of 98,246 restricted common stock units held by Mr. Bond; and (e) a customary release of claims by Mr. Bond to the Company. Mr. Bond’s employment agreement is no longer in effect.

Paul Norridge

Effective April 1, 2023, Mr. Norridge’s annual base salary is $200,000 as Chief Financial Officer of the Company, and he has a discretionary target annual bonus opportunity for fiscal year 2023 equal to 50% of his base salary.

Outstanding Equity Awards as of December 31, 2022

The following table presents information regarding the outstanding options and awards held by our Named Executive Officers as of December 31, 2022:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Carleton M. Miller(1)	261,943	97,293	1.71	1/22/2030	2,066,159	1,157,049
Michael C. Bond (2)(3)	107,261	53,631	0.96	4/1/2030	785,970	440,143

(1)	25% of Mr. Miller’s inducement award of options vested on January 22, 2021 and the remaining 75% vests in substantially equal monthly installments over the 36-month period following such date, subject to Mr. Miller’s continued employment by the Company on each applicable vesting date.

(2)	25% of Mr. Bond’s inducement award of options vested on April 1, 2021 and the remaining 75% vests in substantially equal monthly installments over the thirty-six (36) month period following such date, subject to Mr. Bond’s continued employment by the Company on each applicable vesting date.

(3)	Effective March 31, 2023, Mr. Bond was succeeded by Paul Norridge as Chief Financial Officer of the Company.

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

Michael Bond

The Bond Employment Agreement which is no longer in effect, provided that if his employment with the Company were to be terminated by the Company without Cause (as defined in the Bond Employment Agreement), or by Mr. Bond for Good Reason (as defined in the Bond Employment Agreement), then in addition to the Accrued Obligations, Mr. Bond will receive the following, subject to his execution of a release of the Company: (i) the annual bonus, if any, that Mr. Bond earned (based on actual performance) for the fiscal year ended prior to his termination date; (ii) the annual bonus, if any, that Mr. Bond would have earned (based on actual performance) for the fiscal year that includes his termination date, pro-rated to reflect services performed for the portion of the fiscal year that precedes his termination date; (iii) base salary continuation (determined without regard to any reduction in base salary that constitutes Good Reason) in accordance with the Company’s payroll practices for a period of 12 months following Mr. Bond’s termination date, provided that if Mr. Bond’s employment is terminated by the Company without Cause or he resigns for Good Reason within 13 months after a Change in Control of the Company (as defined in the Bond Employment Agreement) Mr. Bond would receive the sum of his base salary and target annual bonus, payable in installments over 12 months in accordance with the Company’s payment practices; and (iv) reimbursement for COBRA premiums, if any, paid by Mr. Bond for such continuation coverage for himself, his spouse and dependents under the Company’s group health, dental and vision plans for 12 months or until such COBRA continuation coverage otherwise expires.

On March 31, 2023, the Company entered into a separation agreement (the “Separation Agreement”) with Mr. Bond superseding the Bond Employment Agreement. Subject to the terms and conditions thereof, the Separation Agreement provides for, among other things: (a) 12 months of continuing base salary payments to Mr. Bond for an aggregate amount of $267,500; (b) a lump sum payment to Mr. Bond in an amount equal to $66,875; (c) payment of 100% of Mr. Bond’s COBRA insurance premium payments for 12 months; (d) acceleration of vesting and prompt settlement into shares of common stock of the Company of 98,246 restricted common stock units held by Mr. Bond; and (e) a customary release of claims by Mr. Bond to the Company.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2022.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Jude T. Panetta	37,000	210,070	-	-	-	-	247,070
General James T. Conway	40,000	210,070	-	-	-	-	250,070
Susan Swenson	65,000	210,070	-	-	-	-	275,070
Ralph Faison	42,500	210,070	-	-	-	-	252,570
Brian K. Krolicki	34,000	210,070	-	-	-	-	244,070

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

Annual Equity Compensation

Historically, continuing non-employee directors received an annual equity award of restricted stock valued at $40,000. All annual awards vest in a single installment on the next annual meeting of stockholders, subject to earlier vesting in the case of a change of control. However, for 2022, the Board unanimously determined that it would be in the best interests of the Company and its stockholders to provide for a grant of 200,000 restricted stock units with ratable annual vesting over a five-year period and a double trigger change-of-control provision for each non-employee director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2022.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
2013 Long-Term Stock Incentive Plan (1)	5,000	$93.00	618,181
2015 Incentive Compensation Plan (2)	2,258	$93.00	915,554
2016 Incentive Compensation Plan (3)	15,583	$93.00	5,437,779
2017 Incentive Compensation Plan (4)	21,917	$82.24	84,467
	44,758	$88.53	7,055,981

(1)	The maximum aggregate number of shares of Common Stock that may be issued under the 2013 Long Term Stock Incentive Plan, including stock options, stock awards, and stock appreciation rights was limited to 15% of the shares of Common Stock outstanding on the first trading day of the current fiscal year, or 239,134 shares of Common Stock for fiscal year 2023. The 2013 Long Term Stock Incentive Plan expired in March 2023, and no further awards will be made under such Plan.

(2)	The maximum aggregate number of shares of Common Stock that may be issued under the 2015 Incentive Compensation Plan, including stock options and stock awards is limited to $513,975 of shares of Common Stock, which based on the closing price of $0.56 of our Common Stock on December 31, 2022, as listed on the Nasdaq Capital Market, was equal to 917,812 shares of Common Stock.

(3)	The maximum aggregate number of shares of Common Stock that may be issued under the 2016 Incentive Compensation Plan, including stock options and stock awards is limited to $3,053,883 of shares of Common Stock, which based on the closing price of $0.56 of our Common Stock on December 31, 2022, as listed on the Nasdaq Capital Market, was equal to 5,453,362 shares of Common Stock.

(4)	The maximum aggregate number of shares of Common Stock that may be issued under the 2017 Incentive Compensation Plan, including stock options and stock awards is limited to 84,467 of shares of Common Stock.

In 2020, the Company’s Chief Executive Officer and Chief Financial Officer each received an option grant that was made outside of the Company’s existing equity compensation plans as an inducement material to the grantee becoming an employee, in accordance with Nasdaq Listing Rule 5635(c)(4). For more information, see “Employment Agreements” above.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF VISLINK TECHNOLOGIES, INC.

The following table sets forth, as of April 1, 2023, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the U.S. Securities and Exchange Commission (the “SEC’) and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within sixty (60) days of April 1, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to stock options currently exercisable or exercisable within sixty (60) days of April 1, 2023, are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Vislink Technologies, Inc., 350 Clark Drive, Suite 125, Mt. Olive, NJ 07828.

Name and Address of Beneficial Owner:	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Named Executive Officers and Directors:
Jude T. Panetta(2)	69,723	*
Ralph Faison	68,473	*
General James T. Conway(3)	71,356	*
Susan Swenson(4)	70,894	*
Carleton M. Miller(5)	2,672,830	5.60%
Brian K. Krolicki	68,473	*
Paul Norridge(6)	44,910	*
Michael Bond (7)	592,884	1.25%
All Executive Officers and Directors as a Group (7) Persons):	3,659,543	7.56%

* Less than 1%.

(1)	Based on 47,419,317 shares of Common Stock issued and outstanding as of April 1, 2023. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within sixty (60) days of April 1, 2023, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Includes 1,250 options to purchase Common Stock.

(3)	Includes 1,250 options to purchase Common Stock.

(4)	Includes 1,250 options to purchase Common Stock.

(5)	Consists of 1,958,983 shares, 429,452 restricted stock units and 284,395 options to purchase Common Stock.

(6)	Consists of 1,250 options to purchase Common Stock and 41,660 restricted stock units.

(7)	Consists of 120,668 options to purchase Common Stock and 204,677 restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our directors and executive officers, we engaged in no reportable transactions with related persons since the years ended December 31, 2022 and 2021 that involved an amount that exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, other than below. See also “Executive Compensation” for additional information regarding compensation of related parties.

Our Audit Committee considers and approves or disapproves any related person transaction as required by Nasdaq regulations.

MB Technology Holdings, LLC and MB Merchant Group, LLC

On February 25, 2020, the Company and MB Merchant Group, LLC (‘MBMG”), an affiliate of each of (i) Roger G. Branton, the Company’s former Chief Executive Officer and a then member of our Board, (ii) George F. Schmitt, a former executive officer of the Company and then member of our Board, and (iii) Richard Mooers, a former executive officer of the Company and then member of our Board, entered into a letter agreement (the “MBMG Letter Agreement”), pursuant to which the Company and MBMG agreed to amend and restate certain service agreements previously entered into with MBMG as well as its predecessor entity (the “MBMG Agreements”). Pursuant to the MBMG Letter Agreement, MBMG agreed to provide only the following services to the Company from and after the effective date of the MBMG Letter Agreement: (i) to conduct merger and acquisition searches, negotiating and structuring deal terms and other related services in connection with closing suitable acquisitions for the Company, and (ii) to seek and secure financing for the Company, except in those regions in which the Company had previously appointed a business representative to exclusively seek such opportunities, and subject in each case to prior approval by the Company’s Chief Executive Officer on a case-by-case basis (collectively, the “MBMG Services”). Pursuant to the MBMG Letter Agreement, MBMG no longer provided strategic planning and financial structuring services or technical consulting services, review patent applications or provide consulting services with respect to certain legal matters.

Pursuant to the MBMG Letter Agreement, in consideration for the MBMG Services, the Company agreed to compensate MBMG through payment of: (i) an acquisition fee equal to (A) the greater of $250,000 or 6% of the total acquisition price for deals in which the total consideration paid by the Company is less than $50 million; (B) $3,000,000 plus 4% of the consideration paid by the Company in excess of $50 million for deals in which the total consideration paid by the Company is between $50 million and $100 million; (C) $5,000,000 plus 2% of the consideration paid by the Company in excess of $100 million for deals in which the total consideration paid by the Company is between $100 million and $400 million; or (D) $10,200,000 plus 1.1% of the consideration paid by the Company in excess of $400 million for deals in which the total consideration paid by the Company exceeds $400 million; (ii) a success-based due diligence fee of $250,000 on successfully closed deals, (iii) a waivable success-based finance fee of 2% of the acquisition price and (iv) an incentive fee of 5% of an external advisor’s higher valuation of an acquisition, with such fees subject to a customary 12-month tail period in the event of termination of the MBMG Letter Agreement. The MBMG Letter Agreement further provided that (x) MBMG shall have the option to convert up to 50% of all such fees into the Company’s common stock so long as a receivable remains outstanding, convertible at a fixed price of 110% of the lower of the price of such shares on the day of closing or such price in connection with any acquisition financing, as applicable; (y) the Company will no longer compensate MBMG through, among other discontinued fees, a $50,000 monthly consulting fee that would have been due pursuant to the MBMG Agreements and (z) in full satisfaction of specified claims arising out of the MBMG Agreements, the Company agreed to pay MBMG $420,000, with $200,000 to be paid within three days of the execution of the MBMG Letter Agreement and $220,000 to be paid within 30 days of such execution.

In connection with the acquisition of Mobile Viewpoint Corporate B.V. in August 2021, the Company paid a fee for due diligence, valuation and related services pursuant to a tail provision under our prior arrangement with MBMG of $1.35 million. On January 26, 2023, the MBMG Letter Agreement was terminated by the Company and no further services or payments are due by either party thereunder or pursuant to the MBMG Agreements.

DELINQUENT 16(a) REPORTS

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Amendment any failure to file reports by such dates during fiscal year 2022. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2022, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than ten percent (10%) stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents aggregate fees for professional services rendered by Marcum for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2022 and 2021.

	For the Year Ended December 31,
	2022		2021
Audit fees (1)		$371,651	$250,945
Audit-related fees			-
Tax fees (2)		91,382	89,584
All other fees	$		$-
Total fees		$463,033	$340,529

(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Marcum for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, or services that are normally provided by Marcum in connection with the Company’s statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees include U.S. federal, state and local tax support, and review and preparation of U.S. tax returns.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits

Exhibit Number	Description of Exhibit
1.1	Sales Agreement, dated May 5, 2020, by and between Vislink Technologies, Inc. and A.G.P./Alliance Global Partners(1)
3.1(i)	Amended & Restated Certificate of Incorporation (2)
3.1(i)(a)	Amendment to Certificate of Incorporation filed June 11, 2014 (3)
3.1 (i)(b)	Amendment to Certificate of Incorporation filed July 10, 2015 (4)
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock (5)
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock (6)
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock (7)
3.1(i)(f)	Certificate of Designation of Series E Convertible Preferred Stock (9)
3.1(i)(g)	Certificate of Designation of the Series A Preferred Stock of the Company, dated November 9, 2022(12)
3.1(i)(h)	Certificate of Elimination for Series C Convertible Preferred Stock (5)
3.1(i)(i)	Certificate of Elimination for Series B Convertible Preferred Stock (8)
3.1(i)(j)	Certificate of Elimination for Series D Preferred Stock of the Company, dated November 9, 2022(12)
3.1(i)(k)	Certificate of Elimination for Series E Preferred Stock of the Company, dated November 9, 2022(12)
3.1(i)(l)	Certificate of Elimination for Series A Preferred Stock of the Company, dated March 24, 2023(32)
3.1(i)(m)	Amendment to Certificate of Incorporation filed June 10, 2016 (31)
3.1(i)(n)	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 11, 2019(10)
3.1(i)(o)	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on July 31, 2020(11)
3.1(ii)	Third Amended & Restated Bylaws (13)
4.1	Form of Common Stock Certificate of the Registrant (14)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013, and August 19, 2013 (15)
4.3	Form of Warrant (16)
4.4	Form of Vislink Promissory Note (17)
4.5	Form of Underwriters’ Warrant for February 2017 Offering (18)
4.6	Form of Warrant for August 2017 Offering (19)
4.7	Form of 6% Senior Secured Convertible Debenture(20)
4.8	Form of Common Stock Purchase Warrant(20)
4.9	Form of Amended and Restated 6% Senior Secured Debenture(21)
4.10	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering(22)
4.11	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (33)
10.1	2013 Long Term Incentive Plan (23)
10.2	Amendment No.1 to 2013 Long Term Incentive Plan (24)
10.3	Forms of Agreement Under 2013 Long Term Incentive Plan (23)
10.4	Employment Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020 (25)
10.5	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020 (25)
10.6	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton Miller, dated as of January 22, 2020 (25)

10.7	Employment Agreement by and between the Company and Michael Bond, dated as of February 27, 2020 (26)
10.8	Form of Indemnification Agreement by and between the Company and its officers and directors (26)
10.9	Non-Employee Director Compensation Policy (27)
10.10	Form of Non-Employee Director Restricted Shares Agreement (27)
10.11*	Separation Agreement by and between the Company and Michael Bond, dated as of March 31, 2023
14.1	Code of Ethics (28)
21.1	Subsidiaries of the Registrant (29)
23.1	Consent of Marcum LLP (33)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (33)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (33)
31.3*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (33)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (33)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 5, 2020.
(2)	Filed as an Exhibit on Form S-1 with the SEC on October 23, 2013.
(3)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 13, 2014.
(4)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 20, 2015.
(5)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2016.
(6)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2015.
(7)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 27, 2016
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 7, 2016.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on December 27, 2016.
(10)	Filed an Exhibit on Current Report on Form 8-K with the SEC on February 26, 2019.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 5, 2020.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on November 9, 2022.
(13)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2021.
(14)	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(15)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(16)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(17)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(18)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(19)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(20)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(21)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(22)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 16, 2019.
(23)	Filed as an Exhibit on Form S-1 with the SEC on March 7, 2013.
(24)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on January 7, 2021.
(25)	Filed as an Exhibit on Current Report on Form 8-K/A with the SEC on January 24, 2020.
(26)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on April 1, 2020.
(27)	Filed as an Exhibit on Quarterly Report on Form 10-Q with the SEC on November 12, 2020.
(28)	Filed as an Exhibit on Annual Report on Form 10-K with the SEC on March 6, 2014.
(29)	Filed as an Exhibit on Form S-1/A with the SEC on October 30, 2019.
(30)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on March 26, 2023.
(31)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on June 20, 2016.
(32)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on March 27, 2023.
(33)	Filed as an Exhibit on Form 10-K with the SEC on March 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: May 1, 2023	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Paul Norridge
Paul Norridge
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton Miller	Chief Executive Officer	May 1, 2023
Carleton Miller	(Principal Executive Officer)

/s/ Paul Norridge	Chief Financial Officer	May 1, 2023
Paul Norridge	(Principal Financial and Accounting Officer)

/s/ Susan Swenson	Chairman of the Board of Directors	May 1, 2023
Susan Swenson

/s/ Jude T. Panetta	Director	May 1, 2023
Jude T. Panetta

/s/ James T. Conway	Director	May 1, 2023
James T. Conway

/s/ Ralph Faison	Director	May 1, 2023
Ralph Faison

/s/ Brian K. Krolicki	Director	May 1, 2023
Brian K. Krolicki

