Form 10-Q
period 2023-03-31
Vislink Technologies, Inc.
filed 2023-05-15
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the registrant’s common stock shares are 2,380,948.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2023

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

Although forward-looking statements in this Report reflect our management’s good faith judgment, such information is based on facts and circumstances we currently know. Forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from those discussed in or anticipated by the forward-looking statements. Without limitation, factors that could cause or contribute to such differences in results and outcomes include those discussed in this Report.

We file reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.vislinktechnologies.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the Public Reference Room’s operation by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) containing reports, proxies, information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March, 31	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,044	$25,627
Accounts receivable, net	6,385	6,007
Inventories, net	11,987	12,021
Investments held to maturity	10,789	—
Prepaid expenses and other current assets	1,029	1,232
Total current assets	44,234	44,887
Right of use assets, operating leases	1,008	1,075
Property and equipment, net	1,561	1,434
Intangible assets, net	4,156	4,400
Total assets	$50,959	$51,796
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,674	$2,626
Accrued expenses	1,659	1,568
Notes payable	—	84
Operating lease obligations, current	433	455
Customer deposits and deferred revenue	1,291	1,540
Total current liabilities	6,057	6,273
Operating lease obligations, net of current portion	1,022	1,107
Deferred tax liabilities	708	764
Total liabilities	7,787	8,144
Commitments and contingencies (See Note 9)
Series A Preferred stock, $0.00001 par value per share: 47,500 shares authorized on March 31, 2023, and December 31, 2022, respectively; -0- and 47,419 shares issued and outstanding on March 31, 2023, and December 31, 2022, respectively.	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value per share: 10,000,000 shares authorized on March 31, 2023, and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value per share, 100,000,000 shares authorized on March 31, 2023, and December 31, 2022, respectively: Common stock, 2,380,966 and 2,370,966 were issued, and 2,380,833 and 2,370,833 were outstanding on March 31, 2023, and December 31, 2022, respectively.	—	—
Additional paid-in capital	346,486	345,365
Accumulated other comprehensive loss	(1,182)	(1,337)
Treasury stock, at cost – 133 shares as of March 31, 2023, and December 31, 2022, respectively	(277)	(277)
Accumulated deficit	(301,855)	(300,099)
Total stockholders’ equity	43,172	43,652
Total liabilities and stockholders’ equity	$50,959	$51,796

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue, net	$7,188	$6,860
Cost of revenue and operating expenses
Cost of components and personnel	3,314	3,423
Inventory valuation adjustments	129	96
General and administrative expenses	5,028	4,910
Research and development expenses	767	1,118
Amortization and depreciation	298	457
Total cost of revenue and operating expenses	9,536	10,004
Loss from operations	(2,348)	(3,144)
Other income (expense)
Unrealized loss on investments in debt securities	(28)	—
Other income	341	326
Dividend income	91	—
Interest income, net	133	—
Total other income (expense)	537	326
Net loss before income taxes	(1,811)	(2,818)
Income taxes
Deferred tax benefits	55	51
Net loss	$(1,756)	$(2,767)
Basic and diluted loss per share	$(0.80)	$(1.20)
Weighted average number of shares outstanding:
Basic and diluted	2,375	2,291
Comprehensive loss:
Net loss	$(1,756)	$(2,767)
Unrealized gain (loss) on currency translation adjustment	155	(268)
Comprehensive loss	$(1,601)	$(3,035)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ended March 31, 2023:

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Balance, January 1, 2023	47,419	$—	2,370,948	$—	$345,365	$(1,337)	$(277)	$(300,099)	$43,652
Net loss	—	—	—	—	—	—	—	(1,756)	(1,756)
Unrealized gain on currency translation adjustment	—	—	—	—	—	155	—	—	155
Elimination of Series A Preferred Stock	(47,419)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	10,000	—	200	—	—	—	200
Stock-based compensation	—	—	—	—	921	—	—	—	921
Balance, March 31, 2023	—	$—	2,380,948	$—	$346,486	$(1,182)	$(277)	$(301,855)	$43,172

Three months ended March 31, 2022:

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Balance, January 1, 2022	—	$—	2,291,254	$—	$343,746	$(297)	$(277)	$(286,539)	$56,633
Net loss	—	—	—	—	—	—	—	(2,767)	(2,767)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(268)	—	—	(268)
Stock-based compensation	—	—	—	—	747	—	—	—	747
Balance, March 31, 2022	—	$—	2,291,254	$—	$344,493	$(565)	$(277)	$(289,306)	$54,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities
Net loss	$(1,756)	$(2,767)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred tax benefits	(55)	(51)
Unrealized loss on fair value of investment in bonds held to maturity	28	—
Accretion of bond discount	(54)	—
Stock-based compensation	921	747
Provision for bad debt	27	6
Recovery of bad debt	(448)	(56)
Inventory valuation adjustments	129	96
Amortization of right of use assets, operating assets	67	52
Depreciation and amortization	298	457
Changes in assets and liabilities
Accounts receivable	128	(408)
Inventory	137	(2,208)
Prepaid expenses and other current assets	213	383
Accounts payable	(165)	(184)
Accrued expenses and interest expense	288	(333)
Operating lease liabilities	(106)	(127)
Deferred revenue and customer deposits	(254)	(486)
Net cash used in operating activities	(602)	(4,879)
Cash flows used in investing activities
Cash used for investment in securities held to maturity	(10,763)	—
Cash used for property and equipment	(177)	(209)
Net cash used in investing activities	(10,940)	(209)
Cash flows provided in financing activities
Principal payments made on notes payable	(84)	(99)
Net used in financing activities	(84)	(99)
Effect of exchange rate changes on cash	43	(21)
Net decrease in cash and cash equivalents	(11,583)	(5,208)
Cash and cash equivalents, beginning of period	25,627	36,231
Cash and cash equivalents, end of period	$14,044	$31,023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33	$1
Supplemental disclosure of non-cash information:
Common stock issued in connection with:
Compensation awards previously accrued	$200	$—
ROU assets and operating lease obligations recognized (Note 6):
Operating lease assets recognized	$—	—
Less: non-cash changes to operating lease assets
amortization	(67)	(52)
	$(67)	$(52)
Operating lease liabilities recognized	$—	$—
Less: non-cash changes to operating lease liabilities accretion	(106)	(127)
	$(106)	$(127)

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

Nature of Operations (continues)

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
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared under the United States generally accepted accounting principles (“US GAAP”) for interim financial information and following Form 10-Q and Regulation S-X instructions. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements. Read these financial statements in conjunction with the consolidated financial statements filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2023. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present the Company’s consolidated financial position as of March 31, 2023, the results of its operations, and cash flow for the three months ended March 31, 2023, and 2022. Such adjustments are of a routine recurring nature. The results of operations for the three months ended March 31, 2023, may not indicate results for an entire year, any other interim period, or any future year period.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties

Risks and uncertainties include but are not limited to, the following: risks related to an economic downturn or deterioration of general macroeconomic conditions (including recessionary pressures, decreases in consumer spending power or confidence, and significant uncertainty in the global economy and capital markets resulting from rising inflation, volatility in energy and commodity prices, the impact of the Russia-Ukraine war, increasing diplomatic and trade friction between the U.S. and China, and related supply chain issues), risks arising from epidemic diseases or pandemics, potential adverse effects to our and our customers’ liquidity and financial performances from bank failures or other events affecting financial institutions.

To mitigate such possibilities, we may align our product pricing and cost structure with changes in customer demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness, and other developments. We monitor the circumstances mentioned above to assess direct material adverse effects on our business, financial condition, or results of operations. Therefore, these impacts may change accounting estimates and assumptions over time. Interim period results are not necessarily indicative of the expected results for the full fiscal year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of unrestricted funds invested in a money market mutual fund. The following table illustrates the Company’s cash and cash equivalents:

	3/31/23	12/31/22

Cash on hand	$2,741,000	$25,627,000

Federal-backed mutual funds	11,303,000	—

Cash and cash equivalents	$14,044,000	$25,627,000

Allowance for credit losses

Change in accounting principles

In June 2016, the FASB established Topic 326, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (ASU) No. 2016-13, which requires a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, including accounts receivable.

The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model. It is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. Under ASC 326, the Company evaluates specific criteria, including aging and historical write-offs, the current economic condition of particular customers, and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company completed its assessment of the new standard and did not adjust the opening balance of retained earnings relating to its trade receivables. The Company writes off receivables once it is determined that they are no longer collectible, as local laws allow.

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

There were no capital leases, now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of March 31, 2023. The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842.

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

The expansion of Topic 718 fell under ASU 2018-07 to include share-based payment transactions for acquiring goods and services from non-employees. The measurement date for equity-classified non-employee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of non-employee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new ASU aligns the accounting for nonemployee share-based payment awards with performance conditions with accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term to measure the non-employee share-based payment awards. The new ASU allows entities to make an award-by-award election to use the expected duration (consistent with employee share-based payment awards) or the contractual term for non-employee awards.

Stock-Option Awards — Time-based and performance-based:

Under ASC Topic 718, the compensation cost is measured based on an award’s fair value at the grant’s date for the time vested option award using the Black Scholes-Merton formula as a valuation technique. The Company used the U.S. Treasury note’s rate over the expected option term for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For non-employee options, the expected term is the entire term. Expected volatility is based on the average weekly share price changes over the shorter expected term or the period from the Nasdaq Capital Markets Exchange placement to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives.

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

Loss Per Share

The Company reports loss per share under ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. The basic loss per share calculation divides the net loss allocable to common stockholders by the weighted-average shares of common stock outstanding during the period without considering common stock equivalents. The diluted loss per share calculation is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period determined using the treasury stock method. For the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Anti-dilutive potential common stock equivalents are excluded from the calculation of loss per share:
Stock options	78	26
Warrants	459	459
	537	485

Fair Value of Financial Instruments

The authoritative guidance for fair value measurements under topic ASC 820, “Fair Value Measurements and Disclosures,” establishes a three-tier fair value hierarchy, prioritizing the inputs used in measuring fair value. These tiers include:

●	Level 1 is observable inputs such as quoted prices in active markets.
●	Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3 is defined as unobservable inputs with little or no market data, requiring an entity to develop its assumptions.

Our financial instruments include cash equivalents, accounts receivable, investments, prepaid expenses and other assets, accounts payable, accrued expenses, and short-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, investments, prepaid expenses, and other assets, accounts payable, and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Effective January 1, 2020, the Company adopted the provisions of ASU 2018-13. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures. As of March 31, 2023, the Company had level 2 fair value assets (see Note 3).

Foreign Currency and Other Comprehensive (Gains) Loss

We record gains or losses resulting from foreign currency transactions in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions that are considered long-term investments that are accumulated and credited or charged to other comprehensive income. We have two foreign subsidiaries, one in the United Kingdom and the other in the Netherlands, and their functional currencies are British Pounds and Euros, respectively. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates at the balance sheet date and for income statement accounts using an average exchange rate for the three months ending March 31, 2023, and 2022, respectively. We included gains or losses from such translation as a separate component of accumulated other comprehensive (loss) income.

Transaction gains and losses are recognized in our operations’ results based on the difference between the foreign exchange rates on the transaction date and the reporting date. The foreign currency exchange gains and losses are a component of general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has recognized foreign exchange gains and losses and changes in accumulated comprehensive income approximately as follows:

	Three months ended
	March 31,
	2023	2022
Net foreign exchange transactions:
(Gains) Losses	$(44,000)	$16,000

Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$(155,000)	$268,000

The exchange rates adopted for the foreign exchange transactions are quoted on OANDA, a Canadian-based foreign exchange company, and an internet website providing currency conversion, online retail foreign exchange trading, foreign currency transfers, and forex information. The Company translated amounts from British Pounds into United States Dollars and Euros to British Pounds at the following exchange rates for the respective periods:

●	As of March 31, 2023 – £ 1.236707 to $1.00; € 1.0877060 $1.00

●	The average exchange rate for the three months ended March 31, 2023 – £ 1.2147249 to $1.00; € 1.0727193 to $1.00

●	As of March 31, 2022 – £1.3132500 to $1.00; €0.8462040 to £1.00

●	The average exchange rate for the three months ended March 31, 2022 – £1.3413086 to $1.00; €0.8361689 to £1.00

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the consolidated financial statements were issued and determined that no events or transactions are required to be disclosed herein except as disclosed.

On March 31, 2023, the Company entered into an agreed separation with Michael Bond, the former Chief Financial Officer. Effective April 1, 2023, Paul Norridge became the Company’s new Chief Financial Officer.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Principles

Recent Accounting Pronouncements

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

The Company incurred an approximate $2.3 million loss from operations and $0.6 million of cash used in operating activities for the three months ended March 31, 2023. The Company had $38.2 million in working capital, $301.9 million in accumulated deficits, and $14.0 million of cash and cash equivalents as of March 31, 2023.

During the first quarter of 2023, the Company invested a portion of its cash reserves of approximately $10.8 million in Federal bonds intended to be held to maturity, and $11.3 million in Federally backed money market mutual funds, with the primary purpose of seeking to increase investment income.

Many factors may impact the Company’s liquidity requirements. These may include but are not limited to economic conditions, including inflation, foreign exchange, fluctuations, and the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. The Company believes it will have sufficient funds to continue its operations for at least twelve months from the filing date of these financial statements.

NOTE 3 — INVESTMENTS

During the first quarter of the fiscal year 2023, the Company’s used cash to purchase the following debt instruments :

●	On January 23, 2023, the Company purchased a bond, “HSBC USA INC CP,” with a face value of $5,065,789, a par value of $5,000,000, maturing October 24, 2023, a 5.1948% interest rate, at a discount of $253,289 totaling $4,812,500.

●	On February 1, 2023, the Company purchased a bond, “Federal Home Loan Banks,” with a face value of $4,999,750 and accrued interest of $25,729, a par value of $5,000,000, maturing December 22, 2023, at an interest rate of 4.750%, totaling $5,025,479.

●	On February 28, 2023, the Company purchased a bond, “Federal National Mortgage Association,” with a face and par value of $950,000, maturing February 28, 2024, at an interest rate of 5.07%, totaling $950,000.

The Company identified these transactions as investments in debt security and will apply the guidance under ASC Topic 320, “Investments in debt securities,” and for interest income guidance under ASC Topic 310-20, “Receivables.” As of March 31, 2023, the foregoing investments have a stated maturity of one year or less. Management intends to treat these investments as held to maturity.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — INVESTMENTS (continued)

The Company has determined the fair value of its investments held to maturity based on Level 2 inputs as of March 31, 2023:

	Level 1	Level 2	Level 3	Total

Federal Bonds	—	$10,789,000	—	$10,789,000

	$—	$10,789,000	$—	$10,789,000

The Company’s investments held to maturity are as follows as of March 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Federal Bonds	$10,817,000	—	$28,000	$10,789,000

	$10,817,000	$—	$28,000	$10,789,000

NOTE 4 — INTANGIBLE ASSETS

The Company continuously monitors operating results, events, and circumstances that may indicate potential impairment of intangible assets. Management concluded that no triggering events occurred during the three months ended on March 31, 2023.

The following table illustrates finite intangible assets as of March 31, 2023:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net

Balance, December 31, 2022	$2,132,000	$(815,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,189,000)	$5,095,000	$(3,074,000)	$4,400,000

Amortization	—	(146,000)	—	—	—	(35,000)	—	(63,000)	(244,000)

Balance, March 31, 2023	$2,132,000	$(961,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,224,000)	$5,095,000	$(3,137,000)	$4,156,000

Proprietary Technology:

The Company amortizes proprietary technology over 3 to 5 years of their useful lives. The proprietary technology consists of wireless multiplex transmitters and artificial intelligence developed and used by MVP internally to produce and sell products or services to the end-user or customer.

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

The Company has recognized net capitalized intangible costs as follows:

	March 31,	December 31,
	2023	2022
Proprietary Technology	$1,173,000	$1,319,000
Trade Names and Technology	1,025,000	1,060,000
Customer Relationships	1,958,000	2,021,000
	$4,156,000	$4,400,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — INTANGIBLE ASSETS (continued)

The Company has recognized the amortization of intangible assets as follows:

	Three Months Ended
	March 31,
	2023	2022

Proprietary Technology	$146,000	$145,000

Patents and Licenses	—	164,000

Trade Names and Technology	35,000	35,000

Customer Relationships	63,000	63,000

	$244,000	$407,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 5.3 years as of March 31, 2023. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending March 31,
2024	$642,000
2025	640,000
2026	624,000
2027	540,000
2028	476,000
Thereafter	1,234,000
$4,156,000

NOTE 5 — NOTES PAYABLE

The table below represents the Company’s notes payable as of March 31, 2023, and December 31, 2022:

	Principal
	3/31/23	12/31/22

On April 5, 2022, the Company renewed its D & O insurance policy at a cost of approximately $1,037,000, with a down payment of $194,000, financing the remaining balance of approximately $943,000 pursuant to a loan for nine months at a 2.09% annual interest rate and a monthly principal and interest payment of approximately $84,000. The Company recorded interest expense of $150 and $-0- for the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, the loan is paid in full.	$—	$84,000
	$—	$84,000

NOTE 6 — LEASES

The Company’s leasing arrangements include office space, deployment sites, and storage warehouses, both domestically and internationally. The operating leases contain various terms and provisions, with lease terms of approximately one to four years remaining as of March 31, 2023. Certain individual leases contain rent escalation clauses and lease concessions that require additional rental payments in the later years of the term. We recognize rent expense for these types of contracts on a straight-line basis over the minimum lease term.

On March 31, 2023, the Company recorded approximately $1.0 million of ROU assets net of $1.2 million accumulated amortization on the balance sheet. Additionally, the Company recorded relatively $1.4 million of operating lease liabilities, of which $0.4 million is current, and $1.0 million is non-current, as reported on the balance sheet. The weighted-average remaining term for lease contracts was 3.2 years on March 31, 2023, with maturity dates from July 2023 to May 2027 and a weighted-average discount rate of 9.4% on March 31, 2023.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — LEASES (continued)

Adjustments for straight-line rental expense for the respective periods was not material. Most costs recognized are reflected in cash used in operating activities for the respective periods. This expense consisted primarily of payments for base rent on office and warehouse leases. Amounts related to short-term lease costs, taxes, and variable service charges on leased properties were immaterial. Besides, we have the right to renew individual leases for various renewal terms but no obligation. There were no new leases during the three months ending March 31, 2023.

The following table illustrates operating lease data for the three months ending March 31, 2023, and 2022:

	Three Months Ended
	March 31,
	2023	2022
Lease cost:
Operating lease cost	$103,000	$119,000
Short-term lease cost	70,000	149,000

Total lease cost	$173,000	$268,000

Cash paid for lease liabilities:
Cash flows from operating leases	$160,000	$127,000

Weighted-average remaining lease term—operating leases	3.2 years	4.0 years

Weighted-average discount rate—operating leases	9.4%	9.3%

Maturities of operating lease liabilities were as follows as of March 31, 2023:

Amount

2024	$549,000
2025	461,000
2026	393,000
2027	224,000
2028	25,000
Thereafter	—
Total lease payments	1,652,000
Less: imputed interest	197,000
Present value of lease liabilities	1,455,000
Less: Current lease liabilities	433,000
Non-current lease liabilities	$1,022,000

The table below lists the location and lease expiration date from 2023 through 2027:

Location	Square Footage	Lease-End Date		Approximate Future Payments
Colchester, U.K. – Waterside House	16,000	Dec	2025	$598,000
Singapore	950	July	2023	11,000
Billerica, MA	2,000	Dec	2026	391,000
Hemel, UK	12,870	Oct	2023	84,000
Mount Olive, NJ	7,979	Jan	2027	568,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7— STOCKHOLDERS’ EQUITY

Preferred stock

On March 22, 2023, the Board of Directors of the Corporation approved a resolution to eliminate the Corporation’s Certificate of Designation, Preferences, and Rights (the “Certificate of Elimination”) of the Series A Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”), that was filed with the Secretary of State of the State of Delaware on November 9, 2022.

Upon the effective filing of this Certificate of Elimination, the shares previously designated under the certificate of designation as Series A Preferred Stock shall resume the status of authorized but unissued shares of preferred stock of the Corporation. As of March 31, 2023, 47,500 shares are authorized, and no Series A Preferred Stock was issued or outstanding.

Common stock

During the three months that ended March 31, 2023, the Company:

●	Issued 10,000 shares of common stock to specific board members under a commitment agreement valued at $200,000. The common stock’s value was determined on the agreement’s original date.

●	Recognized approximately $921,000 of stock-based compensation costs associated with outstanding stock options recorded in general and administrative expenses offsetting additional paid-in capital.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — STOCK-BASED COMPENSATION

Equity Incentive Plans:

The following table illustrates various plan data under the amended Long-Term Stock Incentive Plan (the “Plan”) as of March 31, 2023, and 2022:

	Three months ended
	March 31,
	2023	2022
Stock-based compensation expense	$—	$1,000

Remaining expense of stock-based compensation	$—	$—

Remaining amortization period	0.0 years	0.0 years

Weighted average remaining contractual life – options outstanding and exercisable	4.3 years	5.3 years

Intrinsic value per share	$—	$—

Range of exercise prices	$139.20 to $1,944.00	$139.20 to $23,472.00

Quantity:

Beginning balance-January 1st, outstanding options	2,250	2,496

Stock options forfeited	(46)	(13)

Ending balance-March 31st, outstanding options	2,204	2,483

Ending balance-March 31st, exercisable options	2,204	2,462

Weighted Averages:

Beginning balance-January 1st, outstanding options	$1,756.00	$1,795.80

Stock options forfeited	(954.00)	(1,944.00)

Ending balance-March 31st, outstanding options	$1,772.00	$1,764.40

Ending balance-March 31st, exercisable options	$1,772.00	$1,798.20

Time-vested stock options:

In connection with their employment agreement(s), the Company granted the following ten-year, non-statutory time-vested option inducement awards under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (all subject to continued employment):

Recipient	Date of Grant	Options Granted	Exercise Price	Vesting Commencement Date	Expiration Date	25% Vesting	75% Remaining Vesting

● Carleton M. Miller — CEO	1/22/20	17,962	$34.20	1/22/20	1/22/30	1/22/21	36 equal monthly periods

● Michael Bond — CFO	2/27/20	6,758	$19.20	4/1/20	4/1/30	4/1/21	36 equal monthly periods

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — STOCK-BASED COMPENSATION (continued)

Time-vested stock option (continued):

In determining the time-vested options award’s grant-date fair value, the following assumptions were used:

	Expected term (years)	Expected dividend yield	Risk-free interest rate	Volatility	Exercise Price

● Carleton M. Miller — CEO	6.5	—	1.57%	153.0%	$34.20

● Michael Bond — CFO	6.3	—	0.62%	155.0%	$19.20

Note: no time-vested option awards were granted during the three months ending March 31, 2023. Effective March 31, 2023, the Company entered a separation agreement with Michael Bond, including the acceleration of vested options.

The following table illustrates various plan data under time-based stock option awards:

	Three months ended
	March 31,
	2023	2022
Stock-based compensation expense	$70,000	$28,000

Remaining expense of stock-based compensation	$249,000	$470,000

Remaining amortization period	0.8 years	1.9 years

Weighted average remaining contractual life – options outstanding and exercisable	6.9 years	7.9 years

Intrinsic value per share	$—	$2.20

Range of exercise prices	$19.20 to $34.20	$19.20 to $34.20

Quantity:

Beginning balance-January 1st, outstanding	24,721	24,721

Granted, canceled, expired	—	—

Ending balance-March 31st, outstanding	24,721	24,721

Ending balance-March 31st, exercisable	24,721	13,391

Weighted Averages:

Beginning balance-January 1st, outstanding	$13.00	$20.20

Granted, canceled, expired	—	$—

Ending balance-March 31st, outstanding	$10.00	$19.00

Ending balance-March 31st, exercisable	$18.00	$35.00

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — STOCK-BASED COMPENSATION (continued)

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

				Options Vesting Dates		Options Vesting Schedule
Recipient	Date of Grant	Options Granted	Exercise Price	Commencement	Expiration	Tranche 1	Tranche 2	Tranche 3

Carleton M. Miller — CEO	1/22/20	12,500	$34.20	1/22/20	1/22/30	*4,167	**4,167	***4,166

Applicable performance conditions:

*	Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $6,000,000 accumulated over four consecutive fiscal quarters.

**	Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $15,000,000 accumulated over four consecutive fiscal quarters.

***	Shares will vest upon the Company’s attainment, on or before the fifth (5th) anniversary of the Vesting Commencement Date, of Cumulative EBITDA of more than $23,000,000 accumulated over four consecutive fiscal quarters.

In determining the time-vested options award’s grant-date fair value, the following assumptions were used:

	Expected term (years)	Expected dividend yield	Risk-free interest rate	Volatility	Exercise Price
● Carleton M. Miller — CEO	6.5	—	1.57%	153.0%	$34.20

Note: no performance-based stock option awards were granted during the three months ended March 31, 2023.

The following table illustrates various plan data under performance-based stock option awards:

	Three months ended
	March 31,
	2023	2022
Stock-based compensation expense	$—	$—

Remaining expense of stock-based compensation	$414,000	$414,000

Remaining amortization period	1.8 years	2.8 years

Weighted average remaining contractual life – options outstanding and exercisable	6.8 years	7.8 years

Intrinsic value per share	$—	$—

Range of exercise prices	$34.20	$34.20

Quantity:

Beginning balance-January 1st, outstanding	12,500	12,500

Granted, canceled, expired	—	—

Ending balance-March 31st, outstanding	12,500	12,500

Ending balance-March 31st, exercisable	—	—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — STOCK-BASED COMPENSATION (continued)

Performance-based stock options (continued):

The following table illustrates various plan data under performance-based stock option awards (continued):

	Three months ended
	March 31,
	2023	2022
Weighted Averages:

Beginning balance-January 1st, outstanding	$33.00	$33.00

Granted, canceled, expired	—	—

Ending balance-March 31st, outstanding	$33.00	$33.00

Ending balance-March 31st, exercisable	$—	$—

The probability of achieving any required metrics for vesting is inconclusive, and no options are exercisable as of March 31, 2023. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any unrecognized costs over the remaining requisite service period of the awards.

Restricted Stock Units

Restricted stock awards — time-based:

The Company granted the following awards under the amended Plan for restricted stock units (“RSUs”) subject to continued employment:

	Grant			Initial RSUs Vesting		Remaining RSUs Vesting
Recipient	Date	Units	Exercise Price	Date	Units	Units	Terms

Carleton M. Miller — CEO	3/3/21	29,933	$72.00	3/3/22	9,978	19,956	24 equal monthly periods

Michel Bais — Managing Director	8/17/21	10,000	$37.80	8/17/22	2,500	7,500	36 equal monthly periods

Group of 22 Employees	2/17/22	25,750	$19.60	2/17/23	8,498	17,253	24 equal monthly periods

Carleton M. Miller — CEO	2/16/22	51,654	$21.00	2/16/23	12,913	38,740	36 equal monthly periods

Michael Bond — CFO	2/16/22	19,649	$21.00	2/16/23	4,913	14,737	36 equal monthly periods

Group of 6 Employees	2/17/23	11,250	$11.40	2/17/24	3,713	7,538	24 equal monthly periods

Group of 11 Employees	3/17/23	30,000	$8.00	3/16/24	9,900	20,100	24 equal monthly periods

Note: Effective March 31, 2023, the Company entered a separation agreement with Michael Bond, including accelerating time-based restricted stock awards.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — STOCK-BASED COMPENSATION (continued)

Restricted Stock Units (continued)

Restricted stock awards — time-based (continued):

The following table illustrates various plan data under time-based restricted stock awards:

	Three months ended
	March 31,
	2023	2022
Stock-based compensation expense	$851,000	$718,000

Remaining expense of stock-based compensation	$3,199,000	$4,037,000

Remaining amortization period	2.0 years	3.2 years

Weighted average remaining contractual life – options outstanding	2.4 years	3.2 years

Weighted average remaining contractual life – options exercisable	2.0 years	5.8 years

Intrinsic value per share	$—	$—

Range of exercise prices	$8.00 to $72.00	$19.60 to $72.00

Quantity:

Beginning balance-January 1st, outstanding	140,736	39,933

Granted	41,250	107,053

Forfeited	(19,415)	—

Ending balance-March 31st, outstanding	162,571	146,986

Ending balance-March 31st, exercisable	55,117	9,978

Weighted Averages:

Beginning balance-January 1st, outstanding	$24.00	$63.40

Granted	9.00	20.80

Forfeited	(21.40)	—

Ending balance-March 31st, outstanding	$20.00	$27.40

Ending balance-March 31st, exercisable	$40.00	$144.00

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — STOCK-BASED COMPENSATION (continued)

Restricted Stock Units (continued)

Restricted stock awards — performance-based:

The Company granted the following awards under the amended Plan for restricted stock units (“RSUs”) subject to performance vesting conditions and continued employment:

	Grant			Units Vesting Schedule
Recipient	Date	Units	Exercise Price	Tranche 1	Tranche 2	Tranche 3
Carleton M. Miller — CEO	3/3/21	44,833	$72.00	14,945	14,944	14,944

Michael Bond — CFO	12/31/20	18,436	$26.40	6,146	6,145	6,145

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

The Company granted the following awards under the amended Plan for restricted stock units (“RSUs”) subject to performance vesting conditions and continued employment:

	Grant			Units Vesting Schedule
Recipient	Date	Units	Exercise Price	Tranche 1	Tranche 2	Tranche 3
Carleton M. Miller — CEO	2/16/22	51,654	$21.00	*17,218	**17,218	***17,218

Michael Bond — CFO	2/16/22	19,649	$21.00	*6,550	**6,550	***6,549

*	RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $35,575,000 accumulated over four consecutive fiscal quarters.

**	RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $37,353,000 accumulated over four consecutive fiscal quarters.

***	RSUs will vest upon the Company’s attainment, on or before December 31, 2026, of revenue of more than $39,220,000 accumulated over four consecutive fiscal quarters.

Note: no performance-based restricted stock awards were granted during the three months ended March 31, 2023. Effective March 31, 2023, the Company entered a separation agreement with Michael Bond, resulting in the forfeiture of units held under his employment agreement.

The following table illustrates various plan data under performance-based restricted stock awards:

	Three months ended
	March 31,
	2023	2022
Stock-based compensation expense	$—	$—

Remaining expense of stock-based compensation	$1,085,000	$1,498,000

Remaining amortization period	2.8 years	1.9 years

Weighted average remaining contractual life – options outstanding	2.8 years	3.6 years

Weighted average remaining contractual life – options exercisable	0.0 years	3.8 years

Intrinsic value per share	$—	$—

Range of exercise prices	$21.00	$21.00 to $72.00

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — STOCK-BASED COMPENSATION (continued)

Restricted Stock Units (continued)

Restricted stock awards — performance-based (continued):

The following table illustrates various plan data under performance-based restricted stock awards (continued):

	Three months ended
	March 31,
	2023	2022
Quantity:

Beginning balance-January 1st, outstanding	71,303	63,369

Granted	—	71,303

Forfeited	(19,649)	—

Ending balance-March 31st, outstanding	51,654	134,672

Ending balance-March 31st, exercisable	—	63,369

Weighted Averages:

Beginning balance-January 1st, outstanding	$58.00	$58.80

Granted	—	21.00

Forfeited	(21.00)	—

Ending balance-March 31st, outstanding	$22.00	$38.80

Ending balance-March 31st, exercisable	$—	$82.40

Note: the determination of revenue for any fiscal period shall be made based on the Company’s revenues on a consolidated basis for each such fiscal period if the employee remains in continuous employment with the Company through the date the Compensation Committee certifies the revenue for such fiscal period and authorizes the issuance of the underlying shares of common stock to the employee according to his award agreement. Except as provided in each employment agreement, if an individual ceases to be an employee of the Company before any vesting date, the remaining portion of the total number of shares unvested is forfeited. The probability of achieving any required metrics for vesting is inconclusive, and no awards are exercisable as of March 31, 2023. When the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount. We will record any unrecognized costs over the remaining requisite service period of the awards.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Pension:

The Company may make a matching contribution to its employees’ 401(k) plan. Vislink also has a Group Personal Plan in our U.K. Subsidiary, investing funds with Royal London. U.K. employees are entitled to join the Plan to which the Company contributes varying amounts subject to status. Additionally, the Company operates a stakeholder pension scheme in the U.K.

The table below represents the Company’s matching contributions as follows:

	Three Months Ended
	March 31,
	2022	2022
Company matching contributions - Group Personal Pension Plan, U.K.	$33,000	$49,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES (continued)

Nasdaq Compliance:

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

On May 1, 2023, the Company effected a 1-for-20 reverse stock split. Upon effectiveness of the reverse stock split, every twenty shares of an outstanding common stock decreased to one share of common stock. We have retroactively applied the reverse split throughout this quarterly report to all periods presented.

NOTE 10 — CONCENTRATIONS

Customer concentration risk

During the three months ending March 31, 2023, approximately 10% of the Company’s revenue came from a single customer exceeding 10% of the Company’s total consolidated sales for approximately $733,000. During the three months ending March 31, 2022, approximately 21% of the Company’s revenue came from a single customer, exceeding 10% of the Company’s total consolidated sales for approximately $1,515,000.

On March 31, 2023, approximately 18% of the Company’s consolidated net accounts receivable was due from one customer for approximately $1,164,000. On March 31, 2022, approximately 45% of the Company’s consolidated net accounts receivable was due from one customer for approximately $4,204,000.

Vendor concentration risk

During the three months ending March 31, 2023, no vendor met the criteria in excess of 10% of the Company’s consolidated inventory purchases. During the three months ending March 31, 2022, no vendor met the criteria in excess of 10% of the Company’s consolidated purchases.

On March 31, 2023, two vendors represented approximately $368,000 (14%) and $346,000 (13%) of the Company’s consolidated accounts payable. On March 31, 2022, approximately 15% of the Company’s consolidated accounts payable was due from one customer for approximately $438,000.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. The Company disaggregated revenue by primary geographical markets and revenue sources in the following tables:

	Three Months Ended
	March 31,
	2023	2022
Primary geographical markets:
North America	$3,167,000	$2,428,000
South America	189,000	50,000
Europe	1,843,000	2,189,000
Asia	719,000	542,000
Rest of World	1,270,000	1,651,000
	$7,188,000	$6,860,000
Primary revenue source:
Equipment sales	$6,394,000	$6,278,000
Installation, integration, and repairs	486,000	243,000
Warranties	308,000	339,000
	$7,188,000	$6,860,000
Long-Lived Assets:
United States	$2,075,000	$2,382,000
Netherlands	26,000	—
United Kingdom	4,624,000	5,780,000
	$6,725,000	$8,162,000

NOTE 12 – OTHER INCOME (REBATES)

The Company included approximately $324,000 and $294,000 for the three months ending March 31, 2023, and 2022, respectively, in other income from tax rebates due to the Company’s filing appropriate governmental forms related to the research costs incurred by our U.K. subsidiary in prior fiscal years. The Company expects to continue filing applicable rebate forms for the 2023 fiscal year but cannot guarantee that such rebates will be available in future financial periods at similar levels or at all.

NOTE 13 — RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Specific prior year amounts have been reclassified for consistency with the current year’s presentation. An adjustment has been made to the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022. We separated tax rebates related to research costs incurred by our U.K. subsidiary to other income from revenue. The reclassification did not affect the reported results of operations.

NOTE 14 — SUBSEQUENT EVENTS

On March 31, 2023, the Company entered into an agreed separation with Michael Bond, the former Chief Financial Officer. Effective April 1, 2023, Paul Norridge became the Company’s new Chief Financial Officer.

Reverse Stock Split

Effective May 1, 2023, the Company effected a one-for-20 reverse stock split of the common stock. All per-share numbers reflect the one-for-20 reverse stock split. We have retroactively applied the reverse split throughout this quarterly report to all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, the audited consolidated financial statements and the notes thereto, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission on March 31, 2023.

Cautionary Note About Forward-Looking Statements

This report includes forward-looking statements that, although based on assumptions that we consider reasonable, are subject to risks and uncertainties, which could cause actual events or conditions to differ materially from those currently anticipated and expressed or implied by such forward-looking statements. You should read this report and the documents we reference in this report and have filed as exhibits to this report entirely and understand that our actual future results may materially differ from what we expect. You should also review the factors and risks we describe in reports we will file or submit from time to time with the SEC after this report’s date. We qualify all of our forward-looking statements by these cautionary statements.

Overview of COVID-19 Effects

The COVID-19 pandemic has caused and may continue to cause us to modify our business practices (including employee travel and employee work locations), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The COVID-19 pandemic and mitigation measures have caused and may continue to drive adverse impacts on global supply chains and economic conditions. These impacts could affect the development, deployment, maintenance, and demand for our products and services.

The extent to which the COVID-19 pandemic impacts our business, results of operations, cash flows, and financial condition will depend on future highly uncertain developments that cannot be predicted, including new information that may emerge concerning other strains of the virus and the actions to contain its impact. The Company will continue to closely monitor the effect of COVID-19 on all aspects of our business and geographies.

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

The Company does not generate revenue from Russia, the Russian-controlled territories, or Ukraine, nor do we have a physical presence, employees, or contractors in these areas. The Russian government’s invasion of Ukraine and the resultant sanctions imposed by the U.S. and other governments—designed to inflict severe consequences on the Russian economy—are impacting business continuity, liquidity, and asset values in Ukraine and Russia, agitating markets worldwide. It is difficult to estimate the impact of the ongoing invasion on the global economy, including increased inflation and higher energy and transportation costs; the invasion of Ukraine could adversely impact our financial results. Although we do not presently foresee risks that may affect our Company’s liquidity, operating results, and financial reporting, we monitor developments in Ukraine to assess direct material adverse effects on our business, financial condition, or results of operations.

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
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

Results of Operations

Comparison for the three months ended March 31, 2023, and 2022

Revenues

Revenues for the three months ending March 31, 2023, was $7.2 million compared to $6.9 million for the three months ending March 31, 2022, representing an increase of $0.3 million or 4%. During the third and fourth quarters of 2022, the Company discontinued several product lines due to their lack of performance expectations and appeal to our customer base. The Company altered its product marketing for its customer base in the last quarter of 2022 by providing a simplified approach to accessing products and solutions. The Company contends we are on track to meet our long-term revenue growth goals.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

The cost of components and personnel for the three months ended March 31, 2023, was $3.3 million compared to $3.4 million for the three months ended March 31, 2022, representing a decrease of $0.1 million or 3%. The reduction is indicative of management’s decision to discontinue several product lines in the third and fourth quarters of 2022.

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

General and administrative expenses for the three months ended March 31, 2023, were $5.0 million compared to $4.9 million for the three months ended March 31, 2022, representing an increase of $0.1 million or 2%. The increase is mainly attributable to an increase of $0.2 million each in stock-based compensation, rent and utilities, offset by a decrease of $0.2 million each in salaries and benefits, freight and postage. Other changes in the administration of a public company are de minimis.

Research and Development Expenses

Research and development expenses consist primarily of salary and benefit expenses, including payroll taxes, prototypes, facilities, and travel costs.

Research and development expenses for the three months ended March 31, 2023, were $0.8 million compared to $1.1 million for the three months ended March 31, 2022, representing a decrease of $0.3 million or 27%. The decline is mainly attributable to a reduction of $0.3 million in miscellaneous research costs.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2023, were $0.3 million compared to $0.5 million for the three months ended March 31, 2022, representing a decrease of $0.2 million or 40%. The decline is attributable to a lower net book value of intangible assets costs subject to amortization.

Other

Dividend and Interest Income

Dividend and interest income increased by approximately $0.2 million for the three months ended March 31, 2023, compared to $0.0 million for the three months ended March 31, 2022, representing an increase of $0.2 million or 100%. The increase is due to the Company’s investment in government-backed bonds held to maturity and money market funds.

Net Loss

For the three months ended March 31, 2023, the Company had a net loss of $1.8 million, compared to a net loss of $2.8 million for the three months ended March 31, 2022, or a decrease of $1.0 million or 36%. The reduction in net loss is primarily attributable to recognizing additional stock-based compensation, salaries and benefits, offset by a decrease in miscellaneous research costs and amortization and depreciation. Additionally, the Company invested available funds in securities, increasing investment income.

Liquidity and Capital Resources

The Company incurred an approximate $2.3 million loss from operations and $0.6 million of cash used in operating activities for the three months ended March 31, 2023. The Company had $38.2 million in working capital, $301.9 million in accumulated deficits, and $14.0 million of cash and cash equivalents as of March 31, 2023.

During the first quarter of 2023, the Company invested a portion of its cash reserves of approximately $10.8 million in Federal bonds intended to be held to maturity, and $11.3 million in Federally backed money market mutual funds, with the primary purpose of seeking to increase investment income.

Many factors may impact the Company’s liquidity requirements. These may include but are not limited to economic conditions, including inflation, foreign exchange, fluctuations, and the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. The Company believes it will have sufficient funds to continue its operations for at least twelve months from the filing date of these financial statements.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies during the three months ended March 31, 2023, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The location of additional information about these critical accounting policies is in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2022.

Cash Flows

The following table sets forth the significant components of our cash flows data statements for the periods presented.

For the three months ended

(In Thousands)

	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(602)	$(4,879)
Net cash used in investing activities	(10,940)	(209)
Net cash used in financing activities	(84)	(99)
Effect of exchange rate changes on cash	42	(21)
Net decrease in cash and cash equivalents	$(11,584)	$(5,208)

Operating Activities

Net cash used in operating activities of approximately $1.0 million during the three months ended March 31, 2023, was principally attributable to a net loss of $1.8 million and $0.9 million in stock-based compensation. Other changes in the net cash used in public company administration are de minimis. Net cash used in operating activities of approximately $4.9 million during the three months ended March 31, 2022, was principally attributable to an increase in — a net loss of $2.8 million, $2.2 million in inventory, $0.7 million in stock-based compensation, a decrease in — $0.5 million in deferred revenue and customer deposits, $0.4 million in prepaid expenses and other current assets, and $0.3 million of accrued expenses and interest expense.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2023, and 2022 were $10.9 million and $0.2 million, respectively, and principally related to the Company’s investment in government-backed securities and money market funds and capital expenditures for furniture and computer equipment.

Financing Activities

Net cash used in financing activities of approximately $0.1 million during the three months ended March 31, 2023 and 2022, was principally attributable to principal payments made towards D & O policy premiums.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In their assessment of the effectiveness of internal control over financial reporting as of March 31, 2023, management concluded that such control was ineffective and that there were control deficiencies that constituted material weaknesses because (i) we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, (b) conduct a tolerable risk assessment, and (ii) we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management has engaged a third-party consultant to identify and document our internal control deficiencies and assess current controls and recommendations regarding remediation efforts to eliminate or mitigate the control deficiencies.

Notwithstanding the material weakness as of March 31, 2023, management, including the Certifying Officers, believe that the condensed consolidated financial statements contained in this Annual Report filing fairly present, in all material respect, our financial condition, results of operations, and cash flows for the fiscal period presented in conformity with GAAP.

Changes to Internal Control Over Financial Reporting

Although we have continued our remediation efforts in connection with identified material weaknesses, the material weakness, as discussed in our Annual Report on Form 10-K for the period ended December 31, 2022, has not been fully remediated. As we continue to remediate the material weakness in our internal controls, we have made changes during our most recently completed fiscal quarter to our internal controls, including changes to enhance the supervisory review of our accounting procedures. Notwithstanding the continuing and un-remediated material weakness, management, including the Certifying Officers, believes that the condensed consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the fiscal periods presented in this Quarterly Report in conformity with GAAP.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1(i)(a)	Certificate of Elimination for Series A Preferred Stock of the Company, dated March 24, 2023(12)
3.1(i)(b)	Certificate of Amendment to the Certificate of Incorporation, dated April 27, 2023(1)
3.1(ii)	Third Amended & Restated Bylaws (2)
4.1	Form of Common Stock Certificate of the Registrant (3)
4.2	Form of Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company and Form of Warrant Certificate for the offering closed July 24, 2013 and August 19, 2013 (4)
4.3	Form of Warrant (5)
4.4	Form of Vislink Promissory Note (6)
4.5	Form of Underwriters’ Warrant for February 2017 Offering (7)
4.6	Form of Warrant for August 2017 Offering (8)
4.7	Form of 6% Senior Secured Convertible Debenture(9)
4.8	Form of Common Stock Purchase Warrant(9)
4.9	Form of Amended and Restated 6% Senior Secured Debenture(10)
4.10	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering(11)
10.1	Separation Agreement by and between the Company and Michael Bond, dated as of March 31, 2023(13)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 31.1, 31.2, 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith
(1)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on April 28, 2023.
(2)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 20, 2021.
(3))	Filed as an Exhibit on Form S-1/A with the SEC on May 21, 2013.
(4)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 19, 2013.
(5)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 13, 2016.
(6)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 6, 2017.
(7)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on February 10, 2017.
(8)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on August 16, 2017.
(9)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on May 29, 2018.
(10)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on October 11, 2018.
(11)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on July 16, 2019.
(12)	Filed as an Exhibit on Current Report on Form 8-K with the SEC on March 27, 2023.
(13)	Filed as an Exhibit on Current Report on Form 10-K/A with the SEC on May 1, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: May 15, 2023	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Paul Norridge
Paul Norridge
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

