Form 10-Q
period 2023-06-30
Vislink Technologies, Inc.
filed 2023-08-11
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the registrant’s common stock shares are 2,377,362.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the six months ended June 30, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	3
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss Income for the three and six months ended June 30, 2023, and 2022	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023	5
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022	6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023, and 2022	7
Notes to Unaudited Condensed Consolidated Financial Statements	9

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,973	$25,627
Accounts receivable, net	5,747	6,007
Inventories, net	13,177	12,021
Investments held to maturity	10,837	—
Prepaid expenses and other current assets	2,376	1,232
Total current assets	43,110	44,887
Right of use assets, operating leases	940	1,075
Property and equipment, net	1,744	1,434
Intangible assets, net	3,910	4,400
Total assets	$49,704	$51,796
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,333	$2,626
Accrued expenses	1,436	1,568
Notes payable	394	84
Operating lease obligations, current	406	455
Customer deposits and deferred revenue	1,921	1,540
Total current liabilities	7,490	6,273
Operating lease obligations, net of current portion	934	1,107
Deferred tax liabilities	655	764
Total liabilities	9,079	8,144

Commitments and contingencies (See Note 12)
Series A Preferred stock, $0.00001 par value per share: -0- shares authorized on June 30, 2023, and December 31, 2022, respectively; -0- and 47,419 shares issued and outstanding on June 30, 2023, and December 31, 2022, respectively.	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value per share: 10,000,000 shares authorized on June 30, 2023, and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value per share, 100,000,000 shares authorized on June 30, 2023, and December 31, 2022, respectively: Common stock, 2,377,362 and 2,370,966 were issued, and 2,377,229 and 2,370,833 were outstanding on June 30, 2023, and December 31, 2022, respectively.	—	—
Additional paid-in capital	346,822	345,365
Accumulated other comprehensive loss	(1,037)	(1,337)
Treasury stock, at cost – 133 shares as of June 30, 2023, and December 31, 2022, respectively	(277)	(277)
Accumulated deficit	(304,883)	(300,099)
Total stockholders’ equity	40,625	43,652
Total liabilities and stockholders’ equity	$49,704	$51,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue, net	$5,043	$6,766	$12,231	$13,626
Cost of revenue and operating expenses
Cost of components and personnel	2,361	3,186	5,675	6,609
Inventory valuation adjustments	175	101	304	197
General and administrative expenses	4,679	4,439	9,707	9,349
Research and development expenses	908	1,151	1,675	2,269
Amortization and depreciation	304	465	602	922
Total cost of revenue and operating expenses	8,427	9,342	17,963	19,346
Loss from operations	(3,384)	(2,576)	(5,732)	(5,720)
Other income (expense)
Unrealized loss on investments held to maturity	(35)	—	(63)	—
Gain on settlement of debt	—	9	—	9
Other income	(11)	(10)	330	316
Dividend income	128	—	219	—
Interest income, net	220	(5)	353	(5)
Total other income (expense)	302	(6)	839	320
Net loss before income taxes	(3,082)	(2,582)	(4,893)	(5,400)
Income taxes
Deferred tax benefits	54	56	109	107
Net loss	(3,028)	(2,526)	(4,784)	(5,293)

Basic and diluted loss per share	$(1.27)	$(1.10)	$(2.02)	$(2.30)
Weighted average number of shares outstanding:
Basic and diluted	2,377	2,305	2,374	2,298
Comprehensive loss:
Net loss	$(3,028)	$(2,526)	$(4,784)	$(5,293)
Unrealized gain (loss) on currency translation adjustment	145	(1,407)	300	(1,139)
Comprehensive loss	$(2,883)	$(3,933)	$(4,484)	$(6,432)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ending June 30, 2023:

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Balance, March 31, 2023*	—	$—	2,377,362	$—	$346,486	$(1,182)	$(277)	$(301,855)	$43,172
Net loss	—	—	—	—	—	—	—	(3,028)	(3,028)
Unrealized gain on currency translation adjustment	—	—	—	—	—	145	—	—	145
Stock-based compensation	—	—	—	—	336	—	—	—	336
Balance, June 30, 2023	—	$—	2,377,362	$—	$346,822	$(1,037)	$(277)	$(304,883)	$40,625

Six months ending June 30, 2023:

Balance, January 1, 2023*	47,419	$—	2,367,362	$—	$345,365	$(1,337)	$(277)	$(300,099)	$43,652
Net loss	—	—	—	—	—	—	—	(4,784)	(4,784)
Unrealized gain on currency translation adjustment	—	—	—	—	—	300	—	—	300
Elimination of Series A Preferred Stock	(47,419)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	10,000	—	200	—	—	—	200
Stock-based compensation	—	—	—	—	1,257	—	—	—	1,257
Balance, June 30, 2023	—	$—	2,377,362	$—	$346,822	$(1,037)	$(277)	$(304,883)	$40,625

*	In connection with the reverse stock split implemented by the Company on May 1, 2023, the company’s stock transfer agent calculated a de minimus adjustment to the opening quantity of shares issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ending June 30, 2022:

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Stock	Deficit	Total
Balance, March 31, 2022*	—	$—	2,287,669	$—	$344,493	$(565)	$(277)	$(289,306)	$54,345
Net loss	—	—	—	—	—	—	—	(2,526)	(2,526)
Unrealized gain on currency translation adjustment	—	—	—	—	—	(871)	—	—	(871)
Issuance of common stock in connection with:
Satisfaction of accounts payable vendor balance	—	—	1,935	—	31	—	—	—	31
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	17,889	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock units	—	—	57,952	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	208	—	—	—	208
Balance, June 30, 2022	—	$—	2,365,445	$—	$344,732	$(1,436)	$(277)	$(291,832)	$51,187

Six months ending June 30, 2022:

Balance, January 1, 2022*	—	$—	2,287,669	$—	$343,746	$(297)	$(277)	$(286,539)	$56,633
Net loss	—	—	—	—	—	—	—	(5,293)	(5,293)
Unrealized gain on currency translation adjustment	—	—	—	—	—	(1,139)	—	—	(1,139)
Satisfaction of accounts payable vendor balance	—	—	1,935	—	31	—	—	—	31
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	17,889	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock units	—	—	57,952	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	955	—	—	—	955
Balance, June 30, 2022	—	$—	2,365,445	$—	$344,732	$(1,436)	$(277)	$(291,832)	$51,187

*In connection with the reverse stock split implemented by the Company on May 1, 2023, the company’s stock transfer agent calculated a de minimus adjustment to the opening quantity of shares issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Six Months Ended June 30,
	2023	2022

Cash flows used in operating activities
Net loss	$(4,784)	$(5,293)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on settlement of debt	—	(9)
Deferred tax benefits	(109)	(107)
Unrealized loss on the fair value of investments in bonds held to maturity	63	—
Accretion of bond discount	(137)	—
Stock-based compensation	1,257	955
Stock issuance commitments	—	200
Provision for bad debt	38	15
Recovery of bad debt	(6)	(38)
Inventory valuation adjustments	304	197
Amortization of right-of-use assets, operating assets	135	104
Depreciation and amortization	602	922
Changes in assets and liabilities
Accounts receivable	323	111
Inventories	(1,196)	(3,934)
Prepaid expenses and other current assets	(619)	1,118
Accounts payable	708	202
Accrued expenses	68	(1,749)
Operating lease obligations	(222)	(286)
Customer deposits and deferred revenue	381	(646)
Net cash used in operating activities	(3,194)	(8,238)
Cash flows used in investing activities
Cash used for investments held to maturity	(10,763)	—
Cash used for property and equipment	(421)	(298)
Net cash used in investing activities	(11,184)	(298)
Cash flows used in financing activities
Principal payments made on notes payable	(213)	(458)
Net cash used in financing activities	(213)	(458)
Effect of exchange rate changes on cash	(63)	(358)
Net decrease in cash and cash equivalents	(14,654)	(9,352)
Cash and cash equivalents, beginning of the period	25,627	36,231
Cash and cash equivalents, end of the period	$10,973	$26,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(IN THOUSANDS)

	For the Six Months Ended June 30,
	2023	2022

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$6
Supplemental disclosure of non-cash information:
Notes payable	$523	$943
Common stock issued in connection with:
Settlement of accounts payable	$—	$31
Compensation awards previously accrued	$200	$—
ROU assets and operating lease obligations recognized (Note 6):
Operating lease assets recognized	$—	$—
Less: non-cash changes to operating lease assets amortization	$(135)	$(104)
	(135)	(104)
Operating lease liabilities recognized	$—	$—
Less: non-cash changes to operating lease liabilities accretion	(222)	(286)
	$(222)	$(286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Incorporated in Delaware in 2006, Vislink Technologies, Inc. (“Vislink”) is an innovative technology company that collects, delivers and manages real-time video from the action scene to the viewing screen. The Company designs, develops, and deploys innovative products and turnkey solutions that deliver reliable connectivity across real-time production, military, and government sectors worldwide in the most demanding environments. Vislink is a leader in designing and deploying wireless video solutions, providing customers with reliable and secure video and data transmission. The company is committed to delivering the latest technology and the highest quality products to meet its customers’ needs. Vislink provides solutions for collecting live news, sports, and entertainment events for the broadcast markets. Our Mobile Viewpoint product line offers live streaming solutions that use bonded cellular, 5G, and AI-driven technologies to automate the production of news and sports content. In addition to creating real-time video intelligence solutions, Vislink assists first responders, law enforcement agencies at all levels of government, and military organizations with increased situational awareness. Besides providing professional and technical services, Vislink employs a team of technology experts with decades of experience and applied knowledge of terrestrial microwaves, satellites, fiber optics, surveillance systems, and wireless communications systems to offer customers a wide range of services.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements and these notes should be viewed in conjunction with Vislink Technologies, Inc.’s 2022 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2023, which contains the audited consolidated financial statements and notes thereto as of December 31, 2022. As of December 31, 2022, a condensed consolidated balance sheet was prepared based on audited annual financial statements but did not include all of the footnote disclosures from the annual financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, as well as results of operations for the three months and six months ended June 30, 2023, and 2022, as well as cash flow for the six months ended June 30, 2023, and 2022. For the six months ended June 30, 2023, the results of operations are not necessarily indicative of the results for the entire year, any other interim period, or any future period. Effective May 1, 2023, the Company effected a one-for-20 reverse stock split of the common stock. All per-share numbers reflect the one-for-20 reverse stock split. We have retroactively applied the reverse split throughout this quarterly report to all periods presented. The accounting policies of Vislink have not materially changed since December 31, 2022. Note 3 of Vislink’s 2022 annual report on Form 10-K provides detailed information about these policies.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has eliminated all intercompany accounts and transactions upon consolidating our subsidiaries.

Segment Reporting

The Company identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision-makers, or decision-making group, in deciding how to allocate resources and assess performance. The Company’s decision-making group is the senior executive management team. The Company and the decision-making group view the Company’s operations and manage its business as one operating segment with different product offerings. All long-lived assets of the Company reside in the United States, United Kingdom, and the Netherlands.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements. These estimates also affect the reported revenues and expenses during the reporting periods. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, the useful lives of intangible assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from estimates, and any such differences may be material to our unaudited condensed consolidated financial statements.

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

The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model. It is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. Under ASC 326, the Company evaluates specific criteria, including aging and historical write-offs, the current economic condition of customers, and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company completed its assessment of the new standard and did not adjust the opening balance of retained earnings relating to its trade receivables. The Company writes off receivables once it is determined that they are no longer collectible, as local laws allow.

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

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

For the six months ended June 30, 2023, the Company incurred an approximate loss of $5.7 million from operations and used $3.2 million of cash for operational purposes. On June 30, 2023, the Company had $35.6 million in working capital, $304.9 million in accumulated deficits, and $11.0 million in cash.

During the first quarter of 2023, the Company invested approximately $10.8 million of its cash reserves in Federal bonds and $11.3 million in Federally insured money market mutual funds, primarily to increase investment income.

The Company’s liquidity requirements may be affected by a variety of factors. These factors include inflation, foreign exchange fluctuations, market conditions, strategic acquisitions, market strategy, research and development activities, regulatory matters, and product and technology innovations. The Company believes it will have sufficient funds to continue operations for at least twelve months from the filing date of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — LOSS PER SHARE

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Six months Ended
	June 30
	2023	2022
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	85	29
Warrants	456	459
	541	488

NOTE 4 — FOREIGN CURRENCY AND OTHER COMPREHENSIVE (GAINS) LOSSES

The Company has recognized foreign exchange gains and losses and changes in accumulated comprehensive income approximately as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net foreign exchange transactions:
(Gains) Losses	$41,000	$(21,000)	$(3,000)	$(5,000)
Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$10,000	$(871,000)	$(145,000)	$(1,139,000)

The exchange rates adopted for foreign exchange transactions are quoted on OANDA, a Canadian-based foreign exchange company. This website offers currency conversion, online retail foreign exchange trading, foreign currency transfers, and currency information through its website. Based on the following exchange rates, the Company converted amounts between British Pounds and US Dollars and Euros into British Pounds for the respective periods:

●	As of June 30, 2023 – £1.266150 to $1.00; €1.088440 to $1.00

●	The average exchange rate for the six months ended June 30, 2023 – £1.233240 to $1.00; €1.080655 to $1.00

●	As of June 30, 2022 – £ 1.080655 to $1.00; €1.044949 to $1.00

●	The average exchange rate for the six months ended June 30, 2022 – £1.298904 to $1.00; €1.091890 to $1.00

NOTE 5 — CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of unrestricted funds invested in a money market mutual fund. The following table illustrates the Company’s cash and cash equivalents:

	June 30,	December 31,
	2023	2022

Cash on hand	$1,542,000	$25,627,000
Federally insured money market mutual funds	9,431,000	—
Total cash and cash equivalents	$10,973,000	$25,627,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — INVESTMENTS

The Company used cash to purchase the following debt instruments:

●	On January 23, 2023, the Company purchased a bond, “HSBC USA INC CP,” with a face value of $5,065,789, a par value of $5,000,000, maturing October 24, 2023, a 5.1948% interest rate, at a discount of $253,289 totaling $4,812,500. The value on June 30, 2023, was $4,910,000.

●	On February 1, 2023, the Company purchased a bond, “Federal Home Loan Banks,” with a face value of $4,999,750 and accrued interest of $25,729, a par value of $5,000,000, maturing December 22, 2023, at an interest rate of 4.750%, totaling $5,025,479. The value on June 30, 2023, was $4,981,000.

●	On February 28, 2023, the Company purchased a bond, “Federal National Mortgage Association,” with a face and par value of $950,000, maturing February 28, 2024, at an interest rate of 5.07%, totaling $950,000. The value on June 30, 2023, was $946,000.

The Company identified these transactions as investments in debt security and will apply the guidance under ASC Topic 320, “Investments in debt securities,” and for interest income guidance under ASC Topic 310-20, “Receivables.” As of June 30, 2023, the abovementioned investments have a stated maturity of one year or less. Management intends to treat these investments as held to maturity.

The Company has determined the fair value of its investments held to maturity based on Level 1 input as of June 30, 2023:

	Level 1	Level 2	Level 3	Total

Federal Bonds	$—	$10,837,000	$—	$10,837,000

	$—	$10,837,000	$—	$10,837,000

The Company’s investments held to maturity are as follows as of June 30, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Federal Bonds	$10,900,000	—	$63,000	$10,837,000

	$10,900,000	$—	$63,000	$10,837,000

NOTE 7 — INTANGIBLE ASSETS

The following table illustrates finite intangible assets as of June 30, 2023:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships

		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net
Balance, December 31, 2022	$2,132,000	$(815,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,189,000)	$5,095,000	$(3,074,000)	$4,400,000

Amortization	—	(294,000)	—	—	—	(69,000)	—	(127,000)	(490,000)
Balance, June 30, 2023	$2,132,000	$(1,109,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,258,000)	$5,095,000	$(3,201,000)	$3,910,000

The Company continuously monitors intangible assets for potential impairments based on operating results, events, and circumstances. As of June 30, 2023, management identified no triggering events.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — INTANGIBLE ASSETS (continued)

The Company’s groups of intangible assets consist primarily of:

Proprietary Technology:

Generally, the Company amortizes proprietary technology over 3 to 5 years. Wireless multiplex transmitters and artificial intelligence are the proprietary technologies that MVP uses internally to produce and sell products and services to customers.

Patents and Licenses:

Patents and licenses filed by the Company are amortized for 18.5 to 20 years. The amortization of the costs associated with provisional patents and pending applications begins after successful review and filing.

Trade Name, Technology, and Customer Relationships:

Other intangible assets are amortized for 3 to 15 years. Prior IMT, Vislink, and MVP acquisitions contributed to developing these intangible assets, including trade names, technology, and customer lists.

The Company has recognized net capitalized intangible costs as follows:

	June 30,	December 31,
	2023	2022
Proprietary Technology	$1,025,000	$1,319,000
Trade Names and Technology	991,000	1,060,000
Customer Relationships	1,894,000	2,021,000
	$3,910,000	$4,400,000

The Company has recognized the amortization of intangible assets as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Proprietary Technology	$148,000	$148,000	$294,000	$293,000
Patents and Licenses	—	167,000	—	331,000
Trade Names and Technology	34,000	34,000	69,000	69,000
Customer Relationships	64,000	64,000	127,000	127,000
	$246,000	$413,000	$490,000	$820,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 5.2 years as of June 30, 2023. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending June 30,
2024	$636,000
2025	635,000
2026	595,000
2027	533,000
2028	349,000
Thereafter	1,162,000
$3,910,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — NOTES PAYABLE

The table below represents the Company’s notes payable as of June 30, 2023, and December 31, 2022:

	Principal
	June 30, 2023	December 31, 2022
The Company renewed its D&O insurance policy on April 5, 2022, reducing the premium to approximately $1,037,000, less a down payment of $194,000, with the remaining balance financed. The loan’s terms are for nine months at a 2.09% annual interest rate and a monthly principal and interest payment of approximately $84,000. Accordingly, the Company recorded interest expenses of $-0- and $150 for the three and six months ended June 30, 2023, and $-0- and $2,000 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the note has been fully repaid.	$—	$84,000

The Company renewed its D & O insurance policy on April 5, 2023, reducing the premium to approximately $811,000, less a down payment of $288,000, financing the remaining balance of approximately $523,000. The loan’s terms are for nine months at a 6.14% annual interest rate and a monthly principal and interest payment of approximately $67,000. Accordingly, the Company recorded interest expenses of $5,000 for the three and six months ended June 30, 2023, and $-0- for the three and six months ended June 30, 2022.	394,000
	$394,000	$84,000

NOTE 9 — LEASES

In addition to leasing office space, deployment sites, and storage warehouses, the Company also leases warehouse space internationally and domestically. Operating leases have various terms and provisions as of June 30, 2023, with lease terms remaining between one and four years. In certain individual leases, rent escalation clauses and lease concessions require additional rental payments in the later years of the lease term. These types of contracts are recognized on a straight-line basis over the minimum lease term.

The Company recorded $0.9 million in Right-Of-Use (“ROU”) assets on June 30, 2023, net of $1.3 million in accumulated amortization. Moreover, the Company recorded an operating lease liability of approximately $1.3 million, of which $0.4 million was current and $0.9 million was non-current. The weighted average remaining term of lease contracts on June 30, 2023, was 3.1 years, with maturity dates ranging between July 2023 and May 2027, in addition to a weighted-average discount rate of 9.5%.

There were no material adjustments to straight-line rental expenses for those periods. Most of the costs recognized for each period were reflected in cash used in operating activities. This expense primarily consisted of payments for office and warehouse base rent. In addition, the Company has the right to renew individual leases at various renewal terms, although the Company is not obligated to do so. Short-term lease costs, taxes, and variable service charges were immaterial.

A one-year lease for 600 square feet of administrative office space in Luton, UK, was signed on June 1, 2023, and will run through May 31, 2024, at approximately $2,100 per month.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — LEASES (continued)

The following table illustrates operating lease data for the three months ending June 30, 2023, and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$103,000	$114,000	$206,000	$233,000
Short-term lease cost	10,000	10,000	20,000	159,000
Total lease cost	$113,000	$124,000	$226,000	$392,000
Cash paid for lease liabilities:
Cash flows from operating leases			$325,000	$253,000
Weighted-average remaining lease term—operating leases			3.1 years	3.8 years
Weighted-average discount rate—operating leases			9.5%	9.4%

Maturities of operating lease liabilities were as follows as of June 30, 2023:

Amount
2024	$507,000
2025	468,000
2026	341,000
2027	186,000
2028	—
Thereafter	—
Total lease payments	1,502,000
Less: imputed interest	162,000
Present value of lease liabilities	1,340,000
Less: Current lease liabilities	406,000
Non-current lease liabilities	$934,000

The table below lists the location and lease expiration date from 2023 through 2027:

Location	Square Footage	Lease-End Date		Approximate Future Payments
Colchester, UK	16,000	Dec	2025	$554,000
Singapore	950	July	2023	$3,000
Billerica, MA	2,000	Dec	2026	$43,000
Hemel, UK	12,870	Oct	2023	$367,000
Mount Olive, NJ	7,979	Jan	2027	$535,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY

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

Common stock

Nasdaq compliance and reverse stock split

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

On November 10, 2022, the Company submitted a request to Nasdaq for an additional 180-day grace period to regain compliance with the minimum bid price requirement. On November 17, 2022, the Company received a letter from Nasdaq advising that the Company had been granted an additional 180-day grace period extension until May 15, 2023, to regain compliance with the minimum bid price requirement and all other applicable requirements for initial listing on the Nasdaq Capital Market except for the minimum bid price requirement. On May 15, 2023, the Company received a letter from the Nasdaq informing it of its return to compliance with the Bid Price Rule. Therefore, the Common Stock continues to be traded on the Nasdaq Capital Market. If the Company fails to comply with the continued listing requirements of Nasdaq, such as its corporate governance requirements or the Bid Price Rule, Nasdaq may delist the Common Stock.

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

Other common stock activity

During the six months that ended June 30, 2023, the Company:

●	has issued 10,000 shares of common stock to specific board members as part of a commitment agreement valued at $200,000. The common stock’s value was determined on the agreement’s original date.

●	recognized approximately $1,257,000 of stock-based compensation costs associated with outstanding stock options in general and administrative expenses offsetting additional capital investments.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

Common stock warrants

In the six months ending June 30, 2023, 2,667 warrants expired. These outstanding warrants did not have an intrinsic value as of June 30, 2023. On June 30, 2023, the weighted average exercise price of warrants outstanding is $66.00, with a weighted average remaining contractual life of 2.61 years.

The following table sets forth common stock purchase warrants outstanding as of June 30, 2023:

	Number of Warrants (in shares)	Weighted Average Exercise Price

Outstanding, December 31, 2022	458,747	$72.00
Warrants granted, exercised, canceled, or expired	(2,667)	—
Outstanding and exercisable, June 30, 2023	456,080	$66.00

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — STOCK-BASED COMPENSATION

Long-term stock incentive plan awards:

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

Inducement Awards:

Time-vested options

The Company grants time-vested stock options to various employees in connection with their employment agreements. The equity awards are ten-year, non-statutory time-vested option inducement awards under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (all subject to continued employment).

Performance-based stock options

The Company grants performance-based stock options to various employees in connection with their employment agreements. The equity awards are ten-year, non-statutory performance-based stock option inducement awards under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans that will vest in three equal tranches upon achievement of applicable performance conditions for each tranche (all subject to continued employment).

Restricted Stock Units (“RSUs”):

Time-based awards

The Company grants employees time-based restricted stock units (“RSUs”) subject to continued employment. The equity awards have an initial vesting between 25% and 33% on their one-year anniversary dates and will vest between 24 and 36 equal monthly periods thereafter.

Performance-based awards

The Company grants employees performance-based restricted stock unit awards subject to performance vesting conditions and continued employment. The equity awards will vest in three equal tranches upon reaching performance conditions for each tranche.

As shown in the following table, stock-based compensation expense is included in general and administrative expenses under the following plans:

	Three months ended		Six months ended
	June 30,		June 30,
Equity-based plans:	2023	2022	2023	2022
Long-term stock incentive plan awards	$—	$—	$—	$1,000
Time-vested option inducement awards	37,000	28,000	107,000	56,000
Performance-based stock option inducement award			—
Time-based restricted stock awards	299,000	180,000	1,150,000	898,000
Performance-based restricted stock awards	—	—	—	—
	$336,000	$208,000	$1,257,000	$955,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — STOCK-BASED COMPENSATION (continued)

The following table illustrates supplementary data under various equity compensation plans:

	Six months ended				Six months ended
	June 30,				June 30,
	2023		2022		2023		2022
	Quantity	Weighted Average	Quantity	Weighted Average	Quantity	Weighted Average	Quantity	Weighted Average
	Long-term stock incentive plan awards				Time-vested option inducement awards
Balance-January 1st, outstanding	2,250	$1,756	2,496	$1,795.80	24,721	$13.00	24,721	$20.20
Granted, canceled, expired	—	—	—	—	—	—	—	—
Forfeited	(58)	(1,166.00)	(171)	(1,931.60)	—	—	—	—
Balance-June 30th, outstanding	2,192	$1,771.40	2,325	$1,754.00	24,721	$10.00	24,721	$17.80
Balance-June 30th, exercisable	2,192	$1,771.40	2,463	$1,802.00	24,721	$18.00	14,936	$29.60
Remaining compensation expense	$—		$—		$212,000		$442,000
Remaining amortization period	0.0 years		0.0 years		0.6 years		1.6 years
Weighted average remaining contractual life – options outstanding and exercisable	4.0 years and 4.0 years		5.1 years and 5.0 years		6.6 years and 6.6 years		7.6 years and 7.6 years
Intrinsic value per share	$—		$—		$—		$—
Range of exercise prices	$139.20 to $1,944.00		$139.20 to $23,472.00		$19.20 to $34.20		$19.20 to $34.20

	Performance-based stock option inducement awards				Time-based restricted stock awards
Balance-January 1st, outstanding	12,500	$33.00	12,500	$33.00	140,736	$23.00	39,933	$63.40
Granted, canceled, expired	—	—	—	—	41,250	9.00	107,053	20.80
Forfeited	—	—	—	—	(19,415)	(21.40)	—	—
Balance-June 30th, outstanding	12,500	$33.00	12,500	$33.00	162,571	$12.60	146,986	26.20
Balance-June 30th, exercisable	—	$—	—	$—	63,098	$40.20	12,472	$100.80
Remaining compensation expense	$414,000		$414,000		$2,049,000		$3,857,000
Remaining amortization period	1.6 years		2.6 years		1.7 years		3.0 years
Weighted average remaining contractual life – options outstanding and exercisable	6.6 years and 0.0 years		7.6 years and 7.6 years		2.1 years and 1.8 years		3.0 years and 4.0 years
Intrinsic value per share	$—		$—		$—		$—
Range of exercise prices	$34.20		$34.20		$8.00 to $72.00		$19.60 to $72.00

					Performance-based restricted stock awards
Balance-January 1st, outstanding					71,303	$58.00	63,369	$58.80
Granted, canceled, expired					—	—	71,303	21.00
Forfeited					(19,649)	(21.00)	—	—
Balance-June 30th, outstanding					51,654	$22.00	134,762	$38.80
Balance-June 30th, exercisable					—	$—	63,369	$82.40
Remaining compensation expense					$1,085,000		$1,498,000
Remaining amortization period					2.5 years		7.7 years
Weighted average remaining contractual life – options outstanding and exercisable					2.5 years and 0.0 years		4.3 years and 3.8 years
Intrinsic value per share					$—		$—
Range of exercise prices					$21.00 to $72.00		$21.00 to $72.00

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Pension:

The Company may make a matching contribution to its employees’ 401(k) plan. Furthermore, Vislink operates a Group Personal Plan through its UK subsidiary, investing funds with Royal London. Employees of the Company in the United Kingdom are entitled to participate in the Company’s employee benefit plan, to which varying amounts are contributed according to their status. Additionally, the Company operates a stakeholder pension plan in the United Kingdom.

The table below represents the Company’s matching contributions as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2022	2022	2022
Company matching contributions - Group Personal Pension Plan	$35,000	$48,000	$68,000	$97,000

NOTE 13 — CONCENTRATIONS

Customer concentration risk

In the three and six months ended June 30, 2023, no customers exceeded 10 percent of the Company’s consolidated sales. In the three and six months ending June 30, 2022, the Company derived revenue from two customers representing more than 10% of its total consolidated sales for approximately $788,000 (12%) and $1,467,000 (11%), respectively.

Two customers owed the Company approximately $925,000 and 688,000, respectively, representing 16% and 12% of its consolidated net receivables on June 30, 2023. One customer owed the Company approximately $4,204,000, representing 48% of the Company’s consolidated net accounts receivable on June 30, 2022.

Vendor concentration risk

In the three months ending June 30, 2023, two vendors exceeded 10% of the Company’s consolidated purchases with approximately $465,000 and $323,000, representing 15% and 10% of the Company’s consolidated inventory purchases, respectively. In the six months ending June 30, 2023, two vendors met the criteria beyond 10% of the Company’s consolidated purchases of approximately $595,000 and $587,000, representing 10% of the Company’s consolidated inventory purchases, respectively. During the three and six months ended June 30, 2022, no vendor made purchases exceeding 10% of the Company’s total consolidated purchases.

As of June 30, 2023, one vendor exceeded 10% of the Company’s consolidated accounts payable of approximately $610,000 (18%). As of June 30, 2022, no vendor represented more than 10% of the Company’s accounts payable.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – REVENUE

The Company has one operating segment, with the senior executive management team as the decision-making group. In the following table, the Company has disaggregated revenue by the Company’s primary geographical markets and revenue sources:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Primary geographical markets:
North America	$1,721,000	$3,472,000	$4,888,000	$5,900,000
South America	38,000	49,000	227,000	99,000
Europe	1,593,000	2,105,000	3,436,000	4,294,000
Asia	1,305,000	830,000	2,024,000	1,372,000
Rest of World	386,000	310,000	1,656,000	1,961,000
	$5,043,000	$6,766,000	$12,231,000	$13,626,000
Primary revenue source:
Equipment sales	$4,279,000	$6,194,000	$10,673,000	$12,472,000
Installation, integration, and repairs	263,000	330,000	749,000	573,000
Warranties	501,000	242,000	809,000	581,000
	$5,043,000	$6,766,000	$12,231,000	$13,626,000
Long-Lived Assets:
United States			$2,174,000	$2,227,000
Netherlands			23,000	28,000
United Kingdom			4,397,000	5,471,000
			$6,594,000	$7,726,000

NOTE 15 — OTHER INCOME (REBATES)

The following table represents tax rebates related to the research costs incurred by our U.K. subsidiary.

	Three months Ended				Six months Ended
	June 30,				June 30,
		2023		2022	2023	2022
Total tax rebates	$	**5,000	$	*(10,000)	$329,000	$284,000

**	An increase of $5,000 represents a strengthening in the exchange rate from British Pounds to U.S. dollars, resulting in a gain from initial recognition of $324,000 in the first quarter of fiscal 2023.

*	As a result of a weakening in the translation rate from British pounds to U.S. dollars, this $10,000 decrease represents a loss compared to the initially recognized $294,000 in fiscal 2022.

While the Company plans to continue filing rebate forms for the 2023 fiscal year, it cannot guarantee that rebates will be available at a similar level or at all in future years.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 — RECLASSIFICATION OF PRIOR YEAR PRESENTATION

We reclassified other income amounts from the prior year to ensure consistency with the presentation of the current year’s condensed consolidated statement of operations. For the three and six months ended June 30, 2022, adjustments have been made to the condensed consolidated statements of operations and comprehensive loss. Tax rebates related to research costs incurred by our UK subsidiary were separated from other revenue to other income. The reclassification did not affect the reported operating results.

NOTE 17 — SUBSEQUENT EVENTS

Office lease

The Company renewed its lease for 976 square feet of administrative office space commencing on July 3, 2023, and terminating on July 2, 2024, in Dubai Studio City, UAE, for approximately $1,632 monthly.

Relocation of United Kingdom manufacturing division

Following an ever-changing global business landscape, in July 2023, the Company strategically decided to consolidate its UK division and relocate its activities to the United States in September 2023. As a result of the move, management believes that operational efficiency will be optimized, productivity will be enhanced, and our position in the global market will be strengthened. Additionally, the move will:

●	enhance our ability to meet future working capital requirements,
●	eliminate obsolete inventory items,
●	reduce the usage of our UK Colchester facility, and
●	simultaneously reduce miscellaneous operating costs.

Our commitment to continuous improvement and growth has driven our decision to relocate our manufacturing division. The relocation of our manufacturing division to the United States will cost us approximately $0.2 million in severance costs over the next six months. Our relocation process will be designed to ensure minimal disruption to our operations and employees.

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

Overview of COVID-19 Effects

The COVID-19 pandemic has caused and may continue to cause changes in our business practices (including employee travel and work locations). We may take further actions as government agencies require efforts that we determine are in the best interests of our employees, customers, and business partners. The effectiveness of such measures cannot be guaranteed.

As a result of the COVID-19 pandemic and mitigation measures, global supply chains and economic conditions have been adversely impacted and may continue to be adversely impacted in the future. We may be affected by these impacts regarding development, deployment, maintenance, and demand for our products and services.

The extent to which the COVID-19 pandemic impacts our business, operations, cash flows, and financial condition will depend on future highly uncertain developments that cannot be predicted. The Company will continue closely monitoring COVID-19’s effect on all aspects of our business and geographies. It includes updated information concerning other virus strains and their impact.

Ukraine/Russian Conflict

The war increasingly affects global financial markets and escalates ongoing economic challenges, such as inflation and disruption of global supply chains. The degree to which entities are or will be affected depends on the nature and duration of uncertain and unpredictable events. Among these events are further military actions, additional sanctions, and reactions to the ongoing developments in international financial markets. The impact of the war on these macroeconomic conditions may necessitate many companies worldwide to consider the effects of the war on their specific accounting and financial reporting practices.

Neither the Company nor its employees or contractors have a physical presence in Russia, Russian-controlled territories, or Ukraine. Due to Russia’s invasion of Ukraine and sanctions imposed by the U.S. and other governments—designed to exacerbate the Russian economy—business continuity, liquidity, and asset values are being affected in Ukraine and Russia, agitating global markets. In addition to increased inflation and higher energy and transportation costs, it is difficult to estimate the impact of the ongoing invasion on the global economy; the invasion of Ukraine could negatively affect our financial results. The Company does not anticipate any risks affecting its liquidity, operating results, or financial reporting, but we monitor developments in Ukraine to determine whether they will harm our business, financial condition, or results of operations.

Relocation of United Kingdom manufacturing division

The Company will begin moving its United Kingdom manufacturing division to the United States in September 2023. The relocation to the United States is anticipated to result in approximately $1.0 million in annual savings. The relocation of our manufacturing division to the United States will cost us approximately $0.2 million in severance costs over the next six months.

Climate Change-Related Effects

Our Company, partners, and communities face both opportunities and challenges related to climate change. Physical climate parameters, regulations, public policy, technology, and product demand changes will likely influence our Company’s climate change strategy. We are responsible for responding to climate change and will continue to focus on reducing our environmental impact. We will also focus on developing innovative solutions to mitigate climate change risks. We are committed to working collaboratively with our partners to achieve a sustainable future.

Despite our efforts to mitigate climate change risks, we recognize that climate-related risks are inherent wherever we conduct our business. There is a possibility that any of our locations will be affected by climate change. Climate-related events can disrupt our industry and our customers, increasing attrition, losses, and extra costs. It is important to us that our company’s communities have access to clean water and reliable energy. For this reason, we are committed to developing and implementing strategies to reduce our carbon footprint and ensure sustainability. We partner with organizations and governments to promote renewable energy sources and create resilient communities.

The increase in temperature causes natural disasters to become more frequent and severe, disrupting the operation of our business. Wildfires, floods, droughts, hurricanes, and hurricanes are natural disasters. We can also become less productive, lose customers, and incur additional costs if we have limited access to clean water and reliable energy. We must take proactive steps to mitigate the effects of climate change. We need to develop strategies to reduce our carbon footprint and find ways to make our operations more resilient to climate-related disruptions. Additionally, we must invest in technology that can help us better prepare for and respond to extreme weather events.

Overview

The Vislink Corporation was incorporated in Delaware in 2006, and it is a global technology company dedicated to collecting, delivering, and managing high-quality, live video and related data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, entertainment, and news events for broadcast markets. The company offers real-time video intelligence solutions through customized transmission products to the surveillance and defense markets. We also provide professional and technical services through our technology experts. These experts have decades of practical experience and applied knowledge in the terrestrial microwave, satellite, fiber optic, and surveillance systems, delivering a broad range of solutions to our customers.

Live Broadcast:

Vislink offers a broad portfolio of products and services for the live news, sports, and entertainment industries. The solutions include video collection, transmission, management, and distribution via microwave, satellite, cellular, IP (Internet Protocol), MESH, and bonded cellular/5G networks. Furthermore, we provide solutions utilizing artificial intelligence technologies to automate news and sporting events coverage. The expertise and technology portfolio of Vislink, which has been in operation for more than 50 years, enable it to deliver integrated, seamless, end-to-end solutions. Vislink’s solutions are designed to provide high-quality content and maximize operational efficiency. The Company is committed to providing its clients with the best possible service and technology. Vislink’s solutions are tailored to meet the specific needs of each customer.

Several industry contributors acknowledge the value of Vislink’s live broadcast solutions. With over 200,000 systems installed worldwide, most outside wireless broadcast video content is transmitted using our equipment. It is our pleasure to work closely with the majority of broadcasters around the world. Many of the world’s most prestigious sporting and entertainment events are broadcast live using Vislink wireless cameras and ultra-compact encoders. Recent examples include international sporting contests, award shows, racing events, and cultural and music festivals. Our equipment is reliable and easy to use, making it the ideal choice for broadcast professionals. We pride ourselves on providing quality products and excellent customer service. We are dedicated to helping our customers produce the best broadcast content possible.

Military And Government:

Using our expertise in live video delivery, Vislink has developed high-quality solutions to meet the operational and industry challenges of surveillance and defense markets. The Vislink solutions are designed to facilitate interagency collaboration, utilizing an internationally recognized IP platform and a web-based video delivery interface. As a provider of comprehensive video, audio, and data communications solutions to the law enforcement community and the public safety community, Vislink can provide airborne, unmanned systems, maritime, and tactical mobile command posts. Vislink solutions are designed to provide reliable and secure communications in extreme conditions, with the ability to adapt quickly to changing environments. They also offer a range of cost-effective products and services tailored to customers’ needs.

Military And Government (continued):

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

Vislink public safety and surveillance solutions are deployed worldwide, including in the United States, Europe, and the Middle East, at local, regional, and federal level operations, criminal investigation, crisis management, and mobile command posts. These solutions are designed to meet the needs of field operations, command centers, and central receiving centers. Short- and long-range solutions are available in established infrastructure areas and highly remote regions, making valuable video intelligence accessible regardless of location. Solutions can be tailored to meet specific customer requirements and are backed by knowledgeable and responsive support teams. Additionally, these solutions are flexible and scalable, so they can be adapted to meet changing business needs.

Satellite Communications:

Vislink’s satellite solutions are supported by over 30 years of technical expertise. These solutions ensure robust, secure communications while offering low transmission costs for organizations that require high-quality, reliable satellite transmission. In addition to providing turnkey solutions, we offer state-of-the-art coding, compression, engine modulation, and robust, lightweight antenna systems. To ensure the best possible customer experience, Vislink Satellite Solutions focus heavily on being the smallest, lightest, and most efficient in their category. Vislink lets customers choose from a wide range of satellite designs optimized for bit rate, size, weight, and total cost. Over 2,000 satellite systems have been deployed by governments, militaries, and broadcasters worldwide. Although we continue offering satellite solutions, we no longer invest in the engineering and product development necessary to remain competitive. Although we will continue to market and sell our current satellite products, we do not anticipate introducing any further upgrades or enhancements. Instead, we focus our resources on other technologies and solutions to better serve our customers. We are confident that our new strategies will provide the best solutions and products for our customers in the future.

Connected Edge Solutions:

The Mobile Viewpoint acquisition provides Vislink with the hardware and software solutions necessary for acquiring, producing, contributing, and delivering video over private or public networks. The use of connected edge solutions facilitates the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decoding, and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

Results of Operations

Comparison for the three and six months ended June 30, 2023, and 2022

Revenues

In the three months ended June 30, 2023, the revenue was $5.0 million compared to $6.7 million for the three months ended June 30, 2022, representing a decrease of $1.7 million or 25%. In the six months ended June 30, 2023, the revenue was $12.2 million compared to $13.6 million for the six months ended June 30, 2022, representing a decrease of $1.4 million or 10%.

The Company discontinued several product lines in the third and fourth quarters of 2022 due to the lack of performance expectations and appeal to our customers. The Company altered its product marketing for its customer base in the last quarter of 2022 by providing a simplified approach to accessing products and solutions. We are now focusing on the products that have been successful and will invest in their further development. We are also exploring new avenues to expand our product portfolio. Additionally, we continue evaluating the market and customer feedback to ensure we make the best decisions for our long-term success.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

In the three months ended June 30, 2023, the cost of components and personnel was $2.4 million compared to $ 3.2 million for the three months ended June 30, 2022, representing a decrease of $0.8 million or 25%. In the six months ended June 30, 2023, the cost of components and personnel was $5.7 million compared to $6.6 million for the six months ended June 30, 2022, representing a decrease of $0.9 million or 14%.

Management’s decision to discontinue several product lines in the third and fourth quarters of 2022 can be attributed to reduced components and personnel costs. This cost-cutting measure will enable the Company to focus on the more profitable product lines and increase the efficiency and productivity of its operations. The move will also help the Company remain competitive and position itself for future growth.

General and Administrative Expenses

General and administrative expenses are costs incurred during the day-to-day operation of the business, including salaries, benefits, stock-based compensation, payroll taxes, trade shows, marketing programs, promotional materials, professional services, facility upkeep, general liability insurance, travel, and other operating expenses associated with an established public entity.

In the three months ended June 30, 2023, the general and administrative expenses were $4.7 million compared to $4.4 million for the three months ended June 30, 2022, representing an increase of $0.3 million or 7%. In the six months ended June 30, 2023, the general and administrative expenses were $9.7 million compared to $9.3 million for the six months ended June 30, 2022, representing an increase of $0.4 million or 4%.

The three-month increase of $0.3 million is predominantly due to warranty costs, salaries, and benefits of $0.2 million each and multiple de minimus expenses of $0.1 million each. The decrease was primarily attributed to reductions attributable to directors’ fees, computer expenses, and travel and entertainment costs of $0.2 million each.

The six-month increase of $0.4 million is primarily attributable to $0.3 million in stock-based compensation, $0.2 million each for dues and subscriptions, rent and utilities, legal fees, and multiple de minimus expenses of $0.1 million each. The increase was offset by decreases of $0.2 million each for insurance and directors’ fees. In addition, there were multiple de minimus expenses of $0.1 million each.

Research and Development Expenses

Research and development expenses are primarily associated with salaries and benefits, including payroll taxes, prototypes, facilities, and travel expenses.

In the three months ended June 30, 2023, research and development expenses were $0.9 million compared to $1.2 million for the three months ended June 30, 2022, representing a decrease of $0.3 million or 25%. In the six months ended June 30, 2023, research and development expenses were $1.7 million compared to $2.3 million for the six months ended June 30, 2022, representing a decrease of $0.6 million or 26%.

The three-month decrease of $0.3 million is primarily attributable to the reduction of $ 0.2 million in salaries and benefits and $0.1 million in consulting. The six-month decline of $0.6 million is mainly attributable to $0.3 in research costs, $0.2 million in salaries and benefits, and $0.1 million in consulting.

Amortization and Depreciation

In the three months ended June 30, 2023, amortization and depreciation expenses were $0.3 million compared to $0.5 million for the three months ended June 30, 2022, representing a decrease of $0.2 million or 40%. In the six months ended June 30, 2023, amortization and depreciation expenses were $0.6 million compared to $0.9 million for the six months ended June 30, 2022, representing a decrease of $0.3 million or 33%.

A decrease in the net book value of intangible assets is attributed to the decreased amortization of intangible asset costs.

Other

Dividend and Interest Income

In the three months ended June 30, 2023, dividend and interest income was $0.4 million, compared to $0.0 million for the three months ended June 30, 2022, representing an increase of $0.4 million or 100%. In the six months ended June 30, 2023, dividend and interest income were $0.6 million compared to $0.0 million for the six months ended June 30, 2022, representing an increase of $0.6 million or 100%. The increase is due to the Company’s investment in government-backed bonds held to maturity and money market funds.

Net Loss

In the three months ended June 30, 2023, the Company had a net loss of $3.1 million compared to a net loss of $2.6 million in the three months ended June 30, 2022, or an increase in net loss of $0.6 million or 23%. The Company’s net loss for the six months ending June 30, 2023, was $5.0 million, compared to $5.4 million for the six months ending June 30, 2022, or a decrease of $0.4 million or 7%.

The increase of the net loss of $0.6 million for the three months ended June 30, 2023, was primarily the result of a decrease in revenue of $1.8 million, as well as an increase in general and administrative expenses of $0.3 million, which was offset by a decline in component and personnel costs of $0.8 million, a reduction in research and development expenses of $0.3 million, and an increase in interest and dividend income of $0.3 million.

The decrease in the net loss of $0.4 million was primarily due to a reduction of revenue of $1.4 million, an increase in general and administrative expenses of $0.4 million, offset by a decrease in component costs of $0.9 million, a reduction in research and development expenses of $0.6 million, and an increase in interest income and dividend income of $0.6 million.

Liquidity and Capital Resources

For the six months ended June 30, 2023, the Company incurred an approximate loss of $5.7 million from operations and used $3.2 million of cash for operational purposes. On June 30, 2023, the Company had $35.6 million in working capital, $304.9 million in accumulated deficits, and $11.0 million in cash.

During the first quarter of 2023, the Company invested approximately $10.8 million of its cash reserves in Federal bonds and $11.3 million in Federally insured money market mutual funds, primarily to increase investment income. The Company’s investments in Federal bonds and money market mutual funds are intended to provide a steady source of income and liquidity. The Company believes the investment strategy carefully balances risk and return while protecting capital.

The Company’s liquidity requirements may be affected by a variety of factors. These factors include inflation, foreign exchange fluctuations, market conditions, strategic acquisitions, market strategy, research and development activities, regulatory matters, and product and technology innovations. The Company believes it will have sufficient funds to continue operations for at least twelve months from the filing date of these unaudited condensed consolidated financial statements.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies during the three months ended June 30, 2023, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The location of additional information about these critical accounting policies is in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2022.

Cash Flows

The following table sets forth the significant components of our cash flow data statements for the periods presented.

For the Six Months Ended

(In Thousands)

	June 30,
	2023	2022
Net cash used in operating activities	$(3,194)	$(8,238)
Net cash used in investing activities	(11,184)	(298)
Net cash used in financing activities	(213)	(458)
Effect of exchange rate changes on cash	(63)	(358)
Net decrease in cash	$(14,654)	$(9,352)

Operating Activities

Net cash used in operating activities of approximately $3.2 million during the six months ended June 30, 2023, was principally attributable to a net loss of $4.8 million, $1.3 million of stock-based compensation, $0.6 million of depreciation and amortization, an increase in $1.2 million of inventory, $0.7 million of accounts payable, $0.6 million of prepaid expenses and other current assets, offset by $0.4 million of bad debt recovery, decreases of $0.3 million of accounts receivable and operating lease liabilities each.

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

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2023, and 2022 were $11.2 million and $0.3 million, respectively, and principally related to the Company’s investment in government-backed securities and money market funds and capital expenditures for furniture and computer equipment.

Financing Activities

Net cash used in financing activities of approximately $0.2 million during the six months ended June 30, 2023, was principally attributable to principal payments made towards D & O policy premiums.

Net cash used in financing activities of approximately $0.5 million during the six months ended June 30, 2022, was principally attributable to principal payments made towards D & O policy premiums.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15I and 15d-15I under the Exchange Act. In their assessment of the effectiveness of internal control over financial reporting as of June 30, 2023, management concluded that such control was ineffective and that there were control deficiencies that constituted material weaknesses because (i) we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, (b) conduct a tolerable risk assessment, and (ii) we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management has engaged a third-party consultant to identify and document our internal control deficiencies and assess current controls and recommendations regarding remediation efforts to eliminate or mitigate the control deficiencies.

Notwithstanding the material weakness as of June 30, 2023, management, including the Certifying Officers, believes that the condensed consolidated financial statements contained in this Annual Report filing fairly present, in all material respect, our financial condition, results of operations, and cash flows for the fiscal period presented in conformity with GAAP.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in various lawsuits and legal proceedings. We cannot predict the impact or outcome of litigation, if any, and we may experience a negative outcome from time to time that may harm our business. We are currently not a party to, and our properties are not currently the subject of any material pending legal proceedings, which, individually or in the aggregate, would adversely affect our financial position or results of operations.

Item 1A. Risk Factors.

The risks described in “Risk Factors” within our 2022 Annual Report and this Quarterly Report on Form 10-Q, including the risk factor outlined in this Item 1A below, could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in the 2022 Annual Report, as updated in this Quarterly Report on Form 10-Q, remains current in all material respects. These risk factors do not identify all risks that we face. Our operations could also be affected by factors not presently known to us or that we currently consider immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information outlined in this Form 10-Q, including the Forward-Looking Statements, MD&A, and Unaudited Condensed Consolidated Financial Statements sections.

Relocating a division from the United Kingdom (U.K.) to the United States (U.S.) can be complex and challenging. Some of the key risks involved in our relocation process are as follows:

1. Economic Factors:

Relocating a division from the U.K. to the U.S. entails significant economic risks including:

a) Currency Fluctuations: Changes in exchange rates between the British pound and the U.S. dollar can impact the financial stability of the relocated division. Fluctuations can affect costs, revenue, and profitability, potentially leading to financial losses.

b) Tax Implications: Differences in tax laws, regulations, and incentives between the U.K. and the U.S. may result in unexpected financial burdens, compliance requirements, or penalties.

2. Operational Factors:

Relocating a division involves various operational risks including:

a) Workforce Disruption: The relocation process may cause significant disruption to the existing workforce. Issues such as employee attrition, loss of key talent, and difficulties in hiring and training new staff can impact productivity and overall operational efficiency.

b) Supply Chain Disruptions: Relocating a division can disrupt established supply chains, leading to delays, increased costs, and potential customer dissatisfaction.

3. Legal and Regulatory Factors:

Relocating a division across international borders requires compliance with legal and regulatory frameworks. Key legal and regulatory risk factors include employment law matters. We will need to navigate the differences between U.K. and U.S. employment laws, including hiring, firing, and employee benefits regulations. Failure to comply with these laws can result in legal disputes, reputational damage, and financial liabilities.

Further, our inability to manage the relocation of our U.K. operations to the U.S. effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees, any of which could have a material adverse effect on our business and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) Not applicable.

(c) Trading Plans

During the quarter that ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

In accordance with SEC Release 33-8238, Exhibits 31.1, 31.2, 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: August 11, 2023	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Paul Norridge
Paul Norridge
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

