Form 10-Q
period 2023-09-30
Vislink Technologies, Inc.
filed 2023-11-08
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant’s common stock shares are 2,387,596.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss Income for the three and nine months ended September 30, 2023, and 2022	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023	5
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023, and 2022	7
Notes to Unaudited Condensed Consolidated Financial Statements	9

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

We file reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.vislinktechnologies.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the Public Reference Room’s operation by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) containing reports, proxies, information statements, and other information regarding issuers who file electronically with the SEC, including us.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,240	$25,627
Accounts receivable, net	7,407	6,007
Inventories, net	13,537	12,021
Investments held to maturity	10,920	—
Prepaid expenses and other current assets	2,033	1,232
Total current assets	41,137	44,887
Right of use assets, operating leases	716	1,075
Property and equipment, net	1,762	1,434
Intangible assets, net	4,156	4,400
Total assets	$47,771	$51,796
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,131	$2,626
Accrued expenses	1,807	1,568
Notes payable	199	84
Operating lease obligations, current	372	455
Customer deposits and deferred revenue	2,205	1,540
Total current liabilities	7,714	6,273
Operating lease obligations, net of current portion	823	1,107
Deferred tax liabilities	600	764
Total liabilities	9,137	8,144

Commitments and contingencies (See Note 13)
Series A Preferred stock, $0.00001 par value per share: -0- shares authorized on September 30, 2023, and December 31, 2022, respectively; -0- and 47,419 shares issued and outstanding on September 30, 2023, and December 31, 2022, respectively.	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value per share: 10,000,000 shares authorized on September 30, 2023, and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value per share, 100,000,000 shares authorized on September 30, 2023, and December 31, 2022, respectively: Common stock, 2,387,596 and 2,367,362 were issued, and 2,387,463 and 2,367,229 were outstanding on September 30, 2023, and December 31, 2022, respectively.	—	—
Additional paid-in capital	347,165	345,365
Accumulated other comprehensive loss	(1,401)	(1,337)
Treasury stock, at cost – 133 shares as of September 30, 2023, and December 31, 2022, respectively	(277)	(277)
Accumulated deficit	(306,853)	(300,099)
Total stockholders’ equity	38,634	43,652
Total liabilities and stockholders’ equity	$47,771	$51,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue, net	$7,179	$7,123	$19,410	$20,749
Cost of revenue and operating expenses
Cost of components and personnel	3,302	3,616	8,977	10,225
Inventory valuation adjustments	176	207	480	404
General and administrative expenses	4,793	4,624	14,500	13,973
Research and development expenses	805	885	2,480	3,154
Impairment on right-of-use assets	83	88	83	88
Amortization and depreciation	311	502	913	1,424
Total cost of revenue and operating expenses	9,470	9,922	27,433	29,268
Loss from operations	(2,291)	(2,799)	(8,023)	(8,519)
Other income (expense)
Unrealized loss on investments held to maturity	(4)	—	(67)	—
Gain on settlement of debt	—	17	—	26
Other income	(36)	(9)	294	307
Dividend income	104	—	323	—
Interest income, net	202	(3)	555	(8)
Total other income (expense)	266	5	1,105	325
Net loss before income taxes	(2,025)	(2,794)	(6,918)	(8,194)
Income taxes
Deferred tax benefits	55	54	164	161
Net loss	$(1,970)	$(2,740)	$(6,754)	$(8,033)

Basic and diluted loss per share	$(0.83)	$(1.16)	$(2.84)	$(3.46)
Weighted average number of shares outstanding:
Basic and diluted	2,382	2,370	2,377	2,322
Comprehensive loss:
Net loss	$(1,970)	$(2,740)	$(6,754)	$(8,033)
Unrealized gain (loss) on currency translation adjustment	(364)	746	(64)	1,885
Comprehensive loss	$(2,334)	$(1,994)	$(6,818)	$(6,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Three months ending September 30, 2023:

Balance, July 1, 2023	—	$—	2,377,362	$—	$346,822	$(1,037)	$(277)	$(304,883)	$40,625
Net loss	—	—	—	—	—	—	—	(1,970)	(1,970)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(364)	—	—	(364)
Issuance of common stock in connection with:
Satisfaction with the conversion of restricted stock unit awards	—	—	10,234	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	343	—	—	—	343
Balance, September 30, 2023	—	$—	2,387,596	$—	$347,165	$(1,401)	$(277)	$(306,853)	$38,634

Nine months ending September 30, 2023:

Balance, January 1, 2023*	47,419	$—	2,367,362	$—	$345,365	$(1,337)	$(277)	$(300,099)	$43,652
Net loss	—	—	—	—	—	—	—	(6,754)	(6,754)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(64)	—	—	(64)
Elimination of Series A Preferred Stock	(47,419)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	10,000	—	200	—	—	—	200
Satisfaction with the conversion of restricted stock unit awards	—	—	10,234	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,600	—	—	—	1,600
Balance, September 30, 2023	—	$—	2,387,596	$—	$347,165	$(1,401)	$(277)	$(306,853)	$38,634

*	In connection with the reverse stock split implemented by the Company on May 1, 2023, the company’s stock transfer agent calculated a de minimus adjustment to the opening quantity of shares issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Stock	Deficit	Total

Three months ending September 30, 2022:

Balance, July 1, 2022*	—	$—	2,365,445	$—	$344,732	$(1,436)	$(277)	$(291,832)	$51,187
Net loss	—	—	—	—	—	—	—	(2,740)	(2,740)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(746)	—	—	(746)
Issuance of common stock in connection with:
Satisfaction of accounts payable vendor balance	—	—	1,935	—	23	—	—	—	23
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	—	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock units	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	315	—	—	—	315
Balance, September 30, 2022	—	$—	2,367,380	$—	$345,070	$(2,182)	$(277)	$(294,572)	$48,039

Nine months ending September 30, 2022:

Balance, January 1, 2022*	—	$—	2,287,669	$—	$343,746	$(297)	$(277)	$(286,539)	$56,633

Net loss	—	—	—	—	—	—	—	(8,033)	(8,033)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(1,885)	—	—	(1,885)
Satisfaction of accounts payable vendor balance	—	—	3,870	—	54	—	—	—	54
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	17,889	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock units	—	—	57,952	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,270	—	—	—	1,270
Balance, September 30, 2022	—	$—	2,367,380	$—	$345,070	$(2,182)	$(277)	$(294,572)	$48,039

*	In connection with the reverse stock split implemented by the Company on May 1, 2023, the Company’s stock transfer agent calculated a de minimus adjustment to the opening quantity of shares issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Nine Months Ended September 30,
	2023	2022

Cash flows used in operating activities
Net loss	$(6,754)	$(8,033)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on settlement of debt	—	(26)
Deferred tax benefits	(164)	(161)
Unrealized loss on the fair value of investments in bonds held to maturity	67	—
Accretion of bond discount	(224)	—
Stock-based compensation	1,600	1,270
Stock issuance commitments	—	200
Provision for bad debt	64	19
Recovery of bad debt	(8)	(17)
Inventory valuation adjustments	480	404
Amortization of right-of-use assets, operating assets	276	152
Depreciation and amortization	913	1,424
Impairment on right-of-use assets	83	88
Changes in assets and liabilities
Accounts receivable	(1,400)	(803)
Inventories	(1,598)	(6,077)
Prepaid expenses and other current assets	(278)	1,695
Accounts payable	505	33
Accrued expenses	445	(1,555)
Accrued Directors Compensation	(5)	—
Operating lease obligations	(367)	(464)
Customer deposits and deferred revenue	373	84
Net cash used in operating activities	(5,992)	(11,767)
Cash flows used in investing activities
Cash used for investments held to maturity	(10,763)	—
Cash used in asset acquisition	(269)	—
Cash used for property and equipment	(502)	(352)
Net cash used in investing activities	(11,534)	(352)
Cash flows used in financing activities
Principal payments made on notes payable	(409)	(791)
Net cash used in financing activities	(409)	(791)
Effect of exchange rate changes on cash	(452)	1,155
Net decrease in cash and cash equivalents	(18,387)	(11,755)
Cash and cash equivalents, beginning of the period	25,627	36,231
Cash and cash equivalents, end of the period	$7,240	$24,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(IN THOUSANDS)

	For the Nine Months Ended September 30,
	2023	2022

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11	$9
Supplemental disclosure of non-cash information:
Assets acquired in asset acquisition	$561	$—

Liabilities assumed in asset acquisition	$292	$—

Notes payable	$523	$943
Common stock issued in connection with:
Settlement of accounts payable	$—	$54
Compensation awards previously accrued	$200	$—
ROU assets and operating lease obligations recognized (Note 6):
Operating lease assets recognized	$—	$—
Less: non-cash changes to operating lease assets
amortization	(276)	(152)
lease termination	—	(131)
impairments	(83)	(43)
loss on lease impairments	$83	$88
	(276)	(238)
Operating lease liabilities recognized	$—	$—
Less: non-cash changes to operating lease liabilities
accretion	(367)	(464)
	$(367)	$(464)

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements and these notes should be viewed in conjunction with Vislink Technologies, Inc.’s 2022 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2023, which contains the audited consolidated financial statements and notes thereto as of December 31, 2022. As of December 31, 2022, a condensed consolidated balance sheet was prepared based on audited annual financial statements but did not include all of the footnote disclosures from the annual financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, as well as results of operations for the three months and nine months ended September 30, 2023, and 2022, as well as cash flow for the nine months ended September 30, 2023, and 2022. For the nine months ended September 30, 2023, the results of operations are not necessarily indicative of the results for the entire year, any other interim period, or any future period. Effective May 1, 2023, the Company effected a 1-for-20 reverse stock split of the common stock. All per-share numbers reflect the 1-for-20 reverse stock split. We have retroactively applied the reverse split throughout this quarterly report to all periods presented. The accounting policies of Vislink have not materially changed since December 31, 2022. Note 3 of Vislink’s 2022 annual report on Form 10-K provides detailed information about these policies.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has eliminated all intercompany accounts and transactions upon consolidating our subsidiaries.

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

Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that can create outputs that would meet the definition of a business. Significant judgment is required in applying the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

The accounting for asset acquisitions falls under the guidance of Topic 805, Business Combinations, specifically Subtopic 805-50. For asset acquisitions, a cost accumulation model is used to determine an asset acquisition’s cost. Assets acquired are based on their cost generally allocated to the assets on a relative fair value basis. Direct acquisition-related costs are included in the cost of the acquired assets.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

For the nine months ended September 30, 2023, the Company incurred an approximate loss of $8.0 million from operations and used $6.0 million of cash for operational purposes. On September 30, 2023, the Company had $33.4 million in working capital, $306.9 million in accumulated deficits, and $7.2 million in cash.

During the first quarter of 2023, the Company invested approximately $10.8 million of its cash reserves in Federal bonds and $11.3 million in Federally insured money market mutual funds, primarily to increase investment income (Note 6). In the third quarter of 2023, the Company entered into an asset purchase agreement with BMS, LLC, acquiring inventory and assuming certain liabilities in exchange for $200,000 in cash consideration paid at the transaction’s closing on October 2, 2023 (See Note 7).

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

NOTE 3 — LOSS PER SHARE

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Nine months ended
	September 30
	2023	2022
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	76	35
Warrants	456	459
	532	494

NOTE 4 — FOREIGN CURRENCY AND OTHER COMPREHENSIVE (GAINS) LOSSES

The Company has recognized foreign exchange gains and losses and changes in accumulated comprehensive income approximately as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net foreign exchange transactions:
(Gains) Losses	$58,000	$52,000	$55,000	$47,000
Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$364,000	$(746,000)	$64,000	$(1,885,000)

OANDA, a Canadian company that offers foreign exchange services, provides exchange rates for foreign exchange transactions. Its website includes currency conversion, online retail foreign exchange trading, foreign exchange transfers, and currency information. Amounts were converted from British Pounds to US Dollars and Euros to British Pounds using the following exchange rates:

●	As of September 30, 2023 – £1.221980 to $1.00; €1.058230 to $1.00
●	The average exchange rate for the nine months ended September 30, 2023 – £1.244390 to $1.00; €1.083310 to $1.00
●	As of September 30, 2022 – £1.113291 to $1.00; €0.979744 to $1.00
●	The average exchange rate for the nine months ended September 30, 2022 – £1.257858 to $1.00; €1.062845 to $1.00

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of unrestricted funds invested in a money market mutual fund. The following table illustrates the Company’s cash and cash equivalents:

	September 30,	December 31,
	2023	2022

Cash on hand	$2,706,000	$25,627,000
Federally insured money market mutual funds	4,534,000	—
Total cash and cash equivalents	$7,240,000	$25,627,000

NOTE 6 — INVESTMENTS

The Company used cash to purchase the following debt instruments:

●	On January 23, 2023, the Company purchased a bond, “HSBC USA INC CP,” with a face value of $5,065,789, a par value of $5,000,000, maturing October 24, 2023, a 5.1948% interest rate, at a discount of $253,289 totaling $4,812,500. The value on September 30, 2023, was $4,982,000.

●	On February 1, 2023, the Company purchased a bond, “Federal Home Loan Banks,” with a face value of $4,999,750 and accrued interest of $25,729, a par value of $5,000,000, maturing December 22, 2023, at an interest rate of 4.750%, totaling $5,025,479. The value on September 30, 2023, was $4,991,000

●	On February 28, 2023, the Company purchased a bond, “Federal National Mortgage Association,” with a face and par value of $950,000, maturing February 28, 2024, at an interest rate of 5.07%, totaling $950,000. The value on September 30, 2023, was $947,000.

The Company identified these transactions as investments in debt security. It will apply the guidance under ASC Topic 320, “Investments in debt securities,” and for interest income guidance under ASC Topic 310-20, “Receivables.” As of September 30, 2023, the abovementioned investments have a stated maturity of one year or less. Management intends to treat these investments as held to maturity.

The Company has determined the fair value of its investments held to maturity based on Level 2 input as of September 30, 2023:

	Level 1	Level 2	Level 3	Total

Federal Bonds	$—	$10,920,000	$—	$10,920,000

	$—	$10,920,000	$—	$10,920,000

The Company’s investments held to maturity are as follows as of September 30, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Federal Bonds	$10,987,000	—	$67,000	$10,920,000

	$10,987,000	$—	$67,000	$10,920,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — ASSET ACQUISITION

On September 14, 2023, Vislink Poway, LLC (“Poway”), a wholly owned subsidiary of the Parent Company formed on September 13, 2023, entered into an asset purchase agreement with BMS, LLC (“BMS”), acquiring working in process inventory consisting of microwave technology systems involving long-range data transmission and assuming certain liabilities in exchange for $200,000 in cash consideration paid at together with a commitment to acquire additional inventory in the amount of $230,000 October 2, 2023 with title to the inventory passing to Poway on October 2, 2023. We believe that the acquisition is considered complementary to our business. The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the acquisition cost was allocated on a relative fair value basis, and transaction costs were capitalized as a component of the cost of the assets acquired.

We recorded the purchase of this agreement under purchase price accounting, recording the fair value of the assets acquired and the liabilities assumed, as summarized in the table below:

Assets acquired:
Work-in-process inventory	$66,042
Intangible assets - customer relationships	495,372
total assets	561,414

Liabilities assumed:
Deferred revenue	292,014
total liabilities	292,014

Total cash used for asset acquisition	$269,400

Cash used in acquisition:
Acquisition price	$200,000
Transaction costs	69,400
Total cash used for asset acquisition	$269,400

NOTE 8 — INTANGIBLE ASSETS

The following table illustrates finite intangible assets as of September 30, 2023:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net
Balance, December 31, 2022	$2,132,000	$(815,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,189,000)	$5,095,000	$(3,074,000)	$4,400,000

Additions	—	—	—	—	—	—	496,000	—	496,000

Amortization	—	(443,000)	—	—	—	(104,000)	—	(193,000)	(740,000)
Balance, September 30, 2023	$2,132,000	$(1,258,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,293,000)	$5,591,000	$(3,267,000)	$4,156,000

The Company continuously monitors intangible assets for potential impairments based on operating results, events, and circumstances. As of September 30, 2023, management identified no triggering events.

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

NOTE 8 — INTANGIBLE ASSETS (continued)

Trade Name, Technology, and Customer Relationships:

Other intangible assets are amortized for 3 to 15 years. IMT, Vislink, MVP, and Poway acquisitions contributed to developing these intangible assets, including trade names, technology, and customer lists.

The Company has recognized net capitalized intangible costs as follows:

	September 30,	December 31,
	2023	2022
Proprietary Technology	$875,000	$1,319,000
Trade Names and Technology	957,000	1,060,000
Customer Relationships	2,324,000	2,021,000
	$4,156,000	$4,400,000

The Company has recognized the amortization of intangible assets as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Proprietary Technology	$149,000	$149,000	$443,000	$442,000

Patents and Licenses	—	204,000	—	535,000

Trade Names and Technology	35,000	35,000	104,000	104,000

Customer Relationships	66,000	65,000	193,000	192,000

	$250,000	$453,000	$740,000	$1,273,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 4.9 years as of September 30, 2023. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending September 30,
2024	$793,000
2025	791,000
2026	726,000
2027	467,000
2028	289,000
Thereafter	1,090,000
$4,156,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — NOTES PAYABLE

The table below represents the Company’s notes payable as of September 30, 2023, and December 31, 2022:

	Principal
	September 30, 2023	December 31, 2022
The Company renewed its D&O insurance policy on April 5, 2022, reducing the premium to approximately $1,037,000, less a down payment of $194,000, with the remaining balance financed. The loan’s terms are for nine months at a 2.09% annual interest rate and a monthly principal and interest payment of approximately $84,000. Accordingly, the Company recorded interest expenses of $-0- and $150 for the three and nine months ended September 30, 2023, and $4,000 and $6,000 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the note has been fully repaid.	$—	$84,000

The Company renewed its D & O insurance policy on April 5, 2023, reducing the premium to approximately $811,000, less a down payment of $288,000, financing the remaining balance of approximately $523,000. The loan’s terms are for nine months at a 6.14% annual interest rate and a monthly principal and interest payment of approximately $67,000. Accordingly, the Company recorded interest expenses of $5,000 and $10,000 for the three and nine months ended September 30, 2023, and $-0- for the three and nine months ended September 30, 2022.	199,000
	$199,000	$84,000

NOTE 10 — LEASES

In addition to leasing office space, deployment sites, and storage warehouses, the Company also leases warehouse space internationally and domestically. Operating leases have various terms and provisions as of September 30, 2023, with lease terms remaining between one and four years. In certain individual leases, rent escalation clauses and lease concessions require additional rental payments in the later years of the lease term. These types of contracts are recognized on a straight-line basis over the minimum lease term.

The Company recorded $0.7 million in ROU assets on September 30, 2023, net of $1.5 million in accumulated amortization. Moreover, the Company recorded an operating lease liability of approximately $1.2 million, of which $0.4 million was current and $0.8 million was non-current. The weighted average remaining term of lease contracts on September 30, 2023, was 3.0 years, with maturity dates ranging between October 2023 and May 2027, in addition to a weighted average discount rate of 9.5%.

There were no material adjustments to straight-line rental expenses for those periods. Most of the costs recognized for each period were reflected in cash used in operating activities. This expense primarily consisted of payments for office and warehouse base rent. In addition, we have the right to renew individual leases at various renewal terms, although we are not obligated to do so. Short-term lease costs, taxes, and variable service charges were immaterial.

A one-year lease for 600 square feet of administrative office space in Lutton, UK, was signed on September 1, 2023, and will run through May 31, 2024, at approximately $2,100 per month. The Company renewed its lease for 976 square feet of administrative office space commencing on July 3, 2023, and terminating on July 2, 2024, in Dubai Studio City, UAE, for approximately $1,632 monthly.

Included in part of the September 14, 2023, acquisition of assets from BMS is a sub-lease of 11,715 square feet of general office use facilities previously held by BMS, LLC, with lease responsibilities, conveyed to Poway, LLC under a six-month agreement for approximately $22,300 per month.

Right-of-use operating lease abandonment

Approximately 2,700 square feet of manufacturing space at the Colchester, UK facility were abandoned as part of the Company’s strategic decision to relocate its UK manufacturing division to the United States commencing in September 2023. Impracticable conditions made subletting the unused space unachievable, and the Company considered it abandoned. According to ASC 360, leased space abandonment is an impairment indicator, and the Company assessed whether the lease ROU assets were impaired. It was determined that approximately $83,000 of the Company’s right-of-use operating assets were impaired.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — LEASES (continued)

The following table illustrates operating lease data for the three and nine months ending September 30, 2023, and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$97,000	$105,000	$303,000	$338,000
Short-term lease cost	5,000	10,000	25,000	84,000
Total lease cost	$102,000	$115,000	$328,000	$422,000
Cash paid for lease liabilities:
Cash flows from operating leases			$473,000	$380,000
Weighted-average remaining lease term—operating leases			3.0 years	3.7 years
Weighted-average discount rate—operating leases			9.5%	9.4%

Maturities of operating lease liabilities were as follows as of September 30, 2023:

Amount

2024	$471,000
2025	508,000
2026	278,000
2027	122,000
2028	—
Thereafter	—
Total lease payments	1,379,000
Less: imputed interest	184,000
Present value of lease liabilities	1,195,000
Less: Current lease liabilities	372,000
Non-current lease liabilities	$823,000

The table below lists the location and lease expiration date from 2023 through 2027:

Location	Square Footage	Lease-End Date		Approximate Future Payments
Colchester, U.K. – Waterside House	13,223	Dec	2025	$535,000
Billerica, MA	2,000	Dec	2026	342,000
Mount Olive, NJ	7,979	Jan	2027	502,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11— STOCKHOLDERS’ EQUITY

Preferred Stock

On March 22, 2023, the Board of Directors of the Company (the “Board”) approved a resolution to eliminate the Company’s Certificate of Designation, Preferences, and Rights (the “Certificate of Elimination”) of the Series A Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”), that was filed with the Secretary of State of the State of Delaware on November 9, 2022.

Upon the effective filing of this Certificate of Elimination, the shares previously designated under the certificate of designation as Series A Preferred Stock shall resume the status of authorized but unissued shares of the Company’s preferred stock. As of September 30, 2023, -0- shares are authorized, and no Series A Preferred Stock was issued or outstanding.

Common Stock

Nasdaq compliance and reverse stock split

On May 20, 2022, we received notice from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company of its noncompliance with the bid price rule by failing to maintain a minimum bid price for its common Stock on the Nasdaq Capital Market of at least $1.00 per share for 30 consecutive business days (the “Bid Price Rule”). The Company received a grace period of 180 days, or until November 16, 2022, to regain compliance with the minimum bid price requirement.

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

On January 11, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) whereby stockholders approved a proposal to authorize the Board, in its discretion but before the one-year anniversary of the date of the Special Meeting, to implement an amendment to the Company’s certificate of incorporation to effect a reverse stock split of all of the outstanding shares of common stock, of the Company, at a ratio in the range of 1-for-2 to 1-for-50.

On May 1, 2023, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”). Upon effectiveness of the Reverse Stock Split, every twenty shares of an outstanding common stock decreased to one share of common stock. We have retroactively applied the Reverse Stock Split throughout this quarterly report to all periods presented.

Other common stock activity

During the nine months that ended September 30, 2023, the Company:

●	has issued 10,000 shares of common stock to specific board members as part of a commitment agreement valued at $200,000. The common stock’s value was determined on the agreement’s original date.

●	has issued 10,234 shares of common stock in satisfaction with the conversion of restricted stock unit awards.

●	recognized approximately $1,600,000 of stock-based compensation costs associated with outstanding stock options in general and administrative expenses offsetting additional capital investments.

Common Stock Warrants

In the nine months ending September 30, 2023, 2,667 warrants expired. On September 30, 2023, 456,080 warrants were outstanding and exercisable; the weighted average exercise price of warrants outstanding is $66.00, with a weighted average remaining contractual life of 2.4 years. These outstanding warrants did not have an intrinsic value as of September 30, 2023.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — STOCK-BASED COMPENSATION

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

Inducement Awards:

Time-vested options

The Company granted time-vested stock options to various employees in connection with their employment agreements. The Company granted the ten-year, non-statutory time-vested option inducement awards under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (all subject to continued employment).

Performance-based stock options

The Company granted performance-based stock options to various employees in connection with their employment agreements. The Company granted the ten-year, non-statutory performance-based stock option inducement award under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans that will vest in three equal tranches upon achievement of applicable performance conditions for each tranche (all subject to continued employment).

Restricted Stock Units (“RSUs”):

Time-based awards

The Company granted awards under the amended plan for time-based restricted stock units (“RSUs”) to various employees subject to continued employment. The RSUs have an initial vesting between 25% and 33% on their one-year anniversary dates and will vest between 24 and 36 equal monthly periods thereafter.

Performance-based awards

The Company granted awards under the amended plan for performance-based restricted stock units subject to performance vesting conditions and continued employment. The RSUs will vest in three equal tranches upon reaching performance conditions for each tranche.

2023 Omnibus Equity Incentive Plan:

We received stockholder approval on August 23, 2023, to adopt the 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), which will enable us to continue to grant equity-based compensation awards to our employees (including officers), non-employee consultants, non-employee directors, and our affiliates. The 2023 Plan replaces our 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan, and 2017 Incentive Compensation Plan. The Company has ceased granting awards under the 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan, and 2017 Incentive Compensation Plan. The Company has been authorized to reserve 166,415 shares of its common stock for delivery under the 2023 Plan. The 2023 Plan is designed to reward eligible participants for contributing to the Company’s success and encourage retaining and recruiting qualified personnel. The Company’s Board of Directors and Compensation Committee will administer the 2023 Plan.

The 2023 Plan generally grants awards without consideration other than prior and future service. The Company’s compensation committee may grant awards under the 2023 Plan either alone or in addition to, in tandem with, or as a substitute for any other award granted under the 2023 Plan or other company plans. It is important to note, however, that if a SAR is granted in conjunction with an ISO, the grant date and term of the SAR and ISO must be the same, and the exercise price of the SAR cannot be lower than the exercise price of the ISO. A written award agreement between us and the grantee will outline the material terms of the award.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — STOCK-BASED COMPENSATION (continued)

As shown in the following table, stock-based compensation expense is included in general and administrative expenses under the following plans:

	Three months ended		Nine months ended
	September 30,		September 30,
Equity-based plans:	2023	2022	2023	2022

Long-term stock incentive plan awards	$—	$—	$—	$1,000
Time-vested option inducement awards	37,000	33,000	144,000	89,000
Performance-based stock option inducement award			—
Time-based restricted stock awards	306,000	282,000	1,456,000	1,180,000
Performance-based restricted stock awards	—	—	—	—
	$343,000	$315,000	$1,600,000	$1,270,000

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

The table below represents the Company’s matching contributions as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Company matching contributions - Group Personal Pension Plan	$42,000	$51,000	$110,000	$148,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 — CONCENTRATIONS

Customer concentration risk

During the three months ending September 30, 2023, one customer accounted for approximately $782,000 of the Company’s consolidated sales, which represents 11% of the Company’s overall sales. During the nine months ended September 30, 2023, no customer contributed more than 10 percent to the company’s consolidated sales.

One customer owed the Company approximately $893,000, representing approximately 12% of its consolidated net receivables on September 30, 2023. One customer owed the Company approximately $4,204,000 on September 30, 2022, representing 33% of the Company’s consolidated net accounts receivable.

Vendor concentration risk

In the three months ending September 30, 2023, two vendors exceeded 10% of the Company’s consolidated purchases with approximately $898,000 and $468,000, representing 26% and 13% of the Company’s consolidated inventory purchases. During the nine months ended September 30, 2023, two vendors exceeded 10% of the Company’s consolidated purchases by purchasing approximately $1,458,000 and $1,055,000, representing 16% and 11% of the Company’s consolidated inventory purchases.

A vendor accounted for approximately $500,000 of the Company’s total consolidated purchases during the three months ended September 30, 2022. In the nine months ended September 30, 2022, no purchases were made by individual vendors exceeding 10% of the total consolidated purchases of the Company.

Approximately $378,000 was owed to one vendor, representing 12% of the company’s consolidated accounts payable on September 30, 2023. No vendor represented more than 10% of the Company’s accounts payable on September 30, 2022.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – REVENUE

The Company has one operating segment, with the senior executive management team acting as the decision-making group. In the following table, the Company has disaggregated revenue by the Company’s primary geographical markets and revenue sources:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Primary geographical markets:
North America	$4,120,000	$4,394,000	$9,008,000	$10,294,000
South America	137,000	70,000	364,000	169,000
Europe	1,347,000	2,061,000	4,783,000	6,355,000
Asia	1,191,000	64,000	3,215,000	1,436,000
Rest of World	384,000	534,000	2,040,000	2,495,000
	$7,179,000	$7,123,000	$19,410,000	$20,749,000
Primary revenue source:
Equipment sales	$6,234,000	$6,061,000	$16,907,000	$18,533,000
Installation, integration, and repairs	348,000	687,000	1,097,000	1,260,000
Warranties	597,000	375,000	1,406,000	956,000
	$7,179,000	$7,123,000	$19,410,000	$20,749,000
Long-Lived Assets:
United States			$2,683,000	$1,922,000
Netherlands			18,000	20,000
United Kingdom			3,933,000	5,191,000
			$6,634,000	$7,133,000

NOTE 16 — OTHER INCOME (REBATES)

The following table represents tax rebates related to the research costs incurred by our U.K. subsidiary included in other income.

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total tax rebates	$3,000	$ *(10,000)	$332,000	$284,000

*	As a result of a weakening in the translation rate from British Pounds to U.S. dollars, this $10,000 decrease represents a loss compared to the initially recognized $294,000 in fiscal 2022.

While the Company plans to continue filing rebate forms for the 2023 fiscal year, it cannot guarantee that rebates will be available at a similar level or at all in future years.

NOTE 17 — RECLASSIFICATION OF PRIOR YEAR PRESENTATION

We reclassified other income amounts from the prior year to ensure consistency with the presentation of the current year’s condensed consolidated statement of operations. For the three and Nine months ended September 30, 2022, adjustments have been made to the condensed consolidated statements of operations and comprehensive loss. Tax rebates related to research costs incurred by our UK subsidiary were separated from other revenue to other income. The reclassification did not affect the reported operating results.

NOTE 18 — SUBSEQUENT EVENTS

Post Asset Acquisition Commitment

A cash payment of $230,000 was made by the Company to BMS on October 2, 2023, in accordance with the asset acquisition agreement to acquire additional inventory on October 2, 2023, being held by BMS. The Company did not hold the remaining inventory title of BMS as of September 14, 2023, or September 30, 2023. (See Note 7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of COVID-19 Effects

Covid-19 remains a significant influence on the conduct of business. These challenging times have necessitated adopting remote work, hybrid models, employee well-being initiatives, supply chain resilience, digital transformation, and enhanced health and safety measures. By adapting to these changes, businesses can survive and thrive despite ongoing uncertainties resulting from the pandemic. It is not possible to guarantee the effectiveness of such measures.

The COVID-19 pandemic and mitigation measures have adversely impacted global supply chains and economic conditions and may continue to do so in the future. These impacts may affect our products and services’ development, deployment, maintenance, and demand.

It is impossible to predict the extent to which the COVID-19 pandemic will impact our business, operations, cash flow, and financial condition in the future. As a result, the Company will continue to closely monitor COVID-19’s impact on all aspects of its business and geographical operations. It includes reviewing updated information concerning other virus strains and their impact.

Ukraine/Russian Conflict

The Ukraine-Russian conflict has had a significant impact on global financial markets. Stock markets have experienced volatility, currency markets have seen fluctuations, commodity markets have faced supply chain concerns, bond markets have witnessed changes in demand and yields, and geopolitical risks have risen. The impact of the war on these macroeconomic conditions may necessitate many companies worldwide to consider the effects of the war on their specific accounting and financial reporting practices. As the conflict unfolds, investors and market participants must monitor the situation and adapt their strategies closely.

Neither the Company nor its employees or contractors have a physical presence in Russia, Russian-controlled territories, or Ukraine. Due to Russia’s invasion of Ukraine and sanctions imposed by the U.S. and other governments—designed to exacerbate the Russian economy—business continuity, liquidity, and asset values are being affected in Ukraine and Russia, agitating global markets. In addition to increased inflation and higher energy and transportation costs, it is difficult to estimate the impact of the ongoing invasion on the global economy; the invasion of Ukraine could negatively affect our financial results. The Company does not anticipate any risks affecting its liquidity, operating results, or financial reporting. Still, we monitor developments in Ukraine to determine whether they will harm our business, financial condition, or results of operations.

Israel/Hamas Conflict

In the wake of the Israeli-Hamas war, there have been and will continue to be uncertainties and disruptions in the global economy and financial markets. Our team is also monitoring and responding to the conflict between Israel and Hamas. As of the date of this report, there have been no material impacts on our business operations and financial performance. The future impact of the conflicts on our business operations and financial performance is still uncertain. It will depend on future developments, including the severity and duration of the conflict, as well as its impact on regional and global economic conditions. We will continue to monitor the conflict, assess their related restrictions, and make prudent decisions for team members, customers, and the company.

Relocation of United Kingdom manufacturing division

We are relocating our manufacturing division from the United Kingdom to the United States. The relocation process is anticipated to be completed by the end of 2023.

The relocation to the United States is estimated to result in approximately $1.0 million in annual savings. Over the next nine months, we will incur approximately $0.2 million in severance costs due to the relocation of our manufacturing division to the United States.

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

Despite our efforts to mitigate climate change risks, we recognize that climate-related risks are inherent wherever we conduct our business. There is a possibility that any of our locations will be affected by climate change. Climate-related events can disrupt our industry and customers, increasing attrition, losses, and extra costs. It is important to us that our company’s communities have access to clean water and reliable energy. For this reason, we are committed to developing and implementing strategies to reduce our carbon footprint and ensure sustainability. We partner with organizations and governments to promote renewable energy sources and create resilient communities.

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

Asset Acquisition

Poway, LLC, a newly formed wholly owned subsidiary of Vislink Technologies, Inc., entered into an asset purchase agreement from BMS, LLC on September 14, 2023. BMS is known for its cutting-edge video microwave systems used by broadcasters, law enforcement, and defense contractors. As a result of this acquisition, Vislink can leverage BMS’ extensive customer base and global reach. Due to the growing demand for real-time video transmission in various applications, the airborne video downlink systems market is experiencing significant growth. Ground stations can receive live video feeds from airborne platforms like helicopters and drones. Aerial surveillance, emergency response, news gathering, and other critical operations use them. Vislink will be well-positioned to capture this growing market by acquiring BMS assets. By acquiring Broadcast Microwave Services (BMS) assets, Vislink extends its position in airborne video downlink systems. A strategic move like this enhances Vislink’s product offerings, customer relationships, and market leadership. This dynamic market offers opportunities for Vislink with the growing demand for real-time video transmission.

It was agreed that Vislink would pay BMS $200,000 on September 14, 2023, for inventory and assume certain liabilities. The Company agreed to pay $230,000 to BMS on October 2, 2023, in exchange for BMS’s remaining inventory. As of September 14, 2023, or September 30, 2023, the Company did not hold the remaining inventory title of BMS.

Overview

Vislink was incorporated in Delaware in 2006, and it is a global technology company dedicated to collecting, delivering, and managing high-quality, live video and related data from the action scene to the viewing screen. Vislink provides solutions for collecting live news, sports, entertainment, and news events for broadcast markets. The company offers real-time video intelligence solutions through customized transmission products to the surveillance and defense markets. We also provide professional and technical services through our technology experts. These experts have decades of practical experience and applied knowledge in the terrestrial microwave, satellite, fiber optic, and surveillance systems, delivering a broad range of solutions to our customers.

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

Satellite Communications:

Vislink’s satellite solutions are supported by over 30 years of technical expertise. These solutions ensure robust, secure communications while offering low transmission costs for organizations that require high-quality, reliable satellite transmission. In addition to providing turnkey solutions, we offer state-of-the-art coding, compression, engine modulation, and robust, lightweight antenna systems. To ensure the best possible customer experience, Vislink Satellite Solutions focus heavily on being the smallest, lightest, and most efficient in their category. Vislink lets customers choose from a wide range of satellite designs optimized for bit rate, size, weight, and total cost. Over 2,000 satellite systems have been deployed by governments, militaries, and broadcasters worldwide. Although we continue offering satellite solutions, we no longer invest in the engineering and product development necessary to remain competitive. Although we will continue to market and sell our current satellite products, we do not anticipate introducing any further upgrades or enhancements. Instead, we will focus our resources on other technologies and solutions to better serve our customers.

Connected Edge Solutions:

Our Mobile Viewpoint [operations/products] provides Vislink with the hardware and software solutions necessary for acquiring, producing, contributing, and delivering video over private or public networks. The use of connected edge solutions facilitates the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	Live video encoding, stream adaptation, decoding, and production solutions
●	Remote production workflows
●	Wireless cameras
●	AI-driven automated production
●	Ability to contribute video over:
○ Bonded cellular (3G and 4G)
○ Satellite
○ Fiber
○ Emerging networks, including 5G and Starlink

Results of Operations

Comparison for the three and nine months ended September 30, 2023, and 2022

Revenues

In the three months ended September 30, 2023, the revenue was $7.2 million compared to $7.1 million for the three months ended September 30, 2022, representing an increase of $0.1 million or 1%. In the nine months ended September 30, 2023, the revenue was $19.4 million compared to $20.8 million for the nine months ended September 30, 2022, representing a decrease of $1.4 million or 7%.

As a result of the poor performance of several product lines and an inability to meet customer expectations, the Company discontinued several product lines during the third and fourth quarters of 2022. To address economic fluctuations, changing customer demands, and competitive pressures, we have altered our product marketing for our customer base in the last quarter of 2022 by simplifying the process of accessing products and solutions. Moreover, the Company has decided to consolidate its UK manufacturing division and relocate its activities to the United States beginning in September 2023. With this move, management expects to improve operational efficiency, increase productivity, and strengthen our position in the global market. Currently, we are focusing on developing successful products, and we will invest in their further development. Additionally, we will be exploring new avenues for expanding our product offering.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

In the three months ended September 30, 2023, the cost of components and personnel was $3.3 million compared to $3.6 million for the three months ended September 30, 2022, representing a decrease of $0.3 million or 8%. In the nine months ended September 30, 2023, the cost of components and personnel was $9.0 million compared to $10.2 million for the nine months ended September 30, 2022, representing a decrease of $1.2 million or 12%.

Management’s decision to discontinue several product lines in the third and fourth quarters of 2022 can be attributed to reduced components and personnel costs. This cost-cutting measure, together with the relocation of our U.K. manufacturing division to the U.S., will enable the Company to focus on what it believes are the more profitable product lines and increase the efficiency and productivity of its operations.

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

In the three months ended September 30, 2023, the general and administrative expenses were $4.8 million compared to $4.7 million for the three months ended September 30, 2022, representing an increase of $0.1 million or 2%. In the nine months ended September 30, 2023, the general and administrative expenses were $14.5 million compared to $14.0 million for the nine months ended September 30, 2022, representing an increase of $0.5 million or 4%.

The nine-month increase of $0.1 million is predominantly due to $0.2 million each in insurance, taxes and licenses, and miscellaneous expenses offset by a decrease of $0.4 million in salaries and benefits. The nine-month increase of $0.5 million is primarily attributable to $0.3 million each in stock-based compensation, rent and utilities, and miscellaneous expenses offset by a decrease of $0.4 million in salaries and benefits.

Research and Development Expenses

Research and development expenses are primarily associated with salaries and benefits, including payroll taxes, prototypes, facilities, and travel expenses.

In the three months ended September 30, 2023, research and development expenses were $0.8 million compared to $0.9 million for the three months ended September 30, 2022, representing a decrease of $0.1 million or 11%. In the nine months ended September 30, 2023, research and development expenses were $2.5 million compared to $3.2 million for the nine months ended September 30, 2022, representing a decrease of $0.7 million or 22%.

The three-month decrease of $0.1 million is primarily attributable to the reduction of $1.0 million in salaries and benefits offset by an increase of $0.8 million in consulting. The nine-month decline of $0.7 million is mainly attributable to $1.2 million in salaries and benefits offset by an increase of $0.7 million in consulting.

Amortization and Depreciation

In the three months ended September 30, 2023, amortization and depreciation expenses were $0.3 million compared to $0.5 million for the three months ended September 30, 2022, representing a decrease of $0.2 million or 40%. In the nine months ended September 30, 2023, amortization and depreciation expenses were $0.9 million compared to $1.4 million for the nine months ended September 30, 2022, representing a decrease of $0.5 million or 36%. A decrease in the net book value of intangible assets is attributed to the decreased amortization of intangible asset costs.

Other

Dividend and Interest Income

In the three months ended September 30, 2023, dividend and interest income was $0.3 million, compared to $0.0 million for the three months ended September 30, 2022, representing an increase of $0.3 million or 100%. In the nine months ended September 30, 2023, dividend and interest income were $0.9 million compared to $0.0 million for the nine months ended September 30, 2022, representing an increase of $0.9 million or 100%. The growth is due to the Company’s investment in government-backed bonds held to maturity and money market funds.

Net Loss

In the three months ended September 30, 2023, the Company had a net loss of $1.9 million compared to a net loss of $2.8 million in the three months ended September 30, 2022, or a decrease in net loss of $0.9 million or 32%. The Company’s net loss for the nine months ending September 30, 2023, was $6.8 million, compared to $8.0 million for the nine months ending September 30, 2022, or a decrease in net loss of $1.2 million or 15%.

The decrease in the net loss of $1.9 million for the three months ended September 30, 2023, was primarily the result of a decrease of $0.3 million in cost of components and personal, $0.2 million in amortization and depreciation, $0.1 million in research and development costs coupled with the benefit of $0.3 million in interest and dividend income.

The decrease in the net loss of $1.2 million for the nine months ended September 30, 2023, was primarily the result of a decrease of $1.2 million in cost of components and personal, $0.7 million each in salaries and benefits and research, and development expenses, $0.4 million in amortization and depreciation offset by an increase of $0.7 million in rent and utilities, $0.4 million in professional fees, and $0.9 million in dividend and interest income.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, the Company incurred an approximate loss of $8.0 million from operations and used $6.0 million of cash for operational purposes. On September 30, 2023, the Company had $33.4 million in working capital, $306.9 million in accumulated deficits, and $7.2 million in cash.

During the first quarter of 2023, the Company invested approximately $10.8 million of its cash reserves in Federal bonds and $11.3 million in federally insured money market mutual funds, primarily to increase investment income (Note 6). In the third quarter of 2023, the Company entered into an asset purchase agreement with BMS, LLC, acquiring inventory and assuming certain liabilities in exchange for $200,000 in cash consideration paid at the closing of the transaction on October 2, 2023, (See Note 7).

The Company’s liquidity requirements may be affected by a variety of factors. These factors include inflation, foreign exchange fluctuations, market conditions, strategic acquisitions, market strategy, research and development activities, regulatory matters, and product and technology innovations. The Company believes it will have sufficient funds to continue operations for at least twelve months from the filing date of these unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report on Form 10-Qt, we believe there have been no material changes to our critical accounting policies during the three months ended September 30, 2023, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. The location of additional information about these critical accounting policies is in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2022.

Cash Flows

The following table sets forth the significant components of our cash flow data statements for the periods presented.

For the Nine Months Ended

(In Thousands)

	September 30,
	2023	2022
Net cash used in operating activities	$(5,992)	$(11,767)
Net cash used in investing activities	(11,534)	(352)
Net cash used in financing activities	(409)	(791)
Effect of exchange rate changes on cash	(452)	1,155
Net decrease in cash	$(18,387)	$(11,755)

Operating Activities

Net cash used in operating activities of approximately $6.0 million during the nine months ended September 30, 2023, was principally attributable to a net loss of $6.8 million, $1.6 million of stock-based compensation, $0.9 million of depreciation and amortization, an increase of $1.6 million in inventory, an increase of $1.4 million in accounts receivable, an increase of $0.5 million of accounts payable, offset by decreases of $0.4 million in operating lease liabilities, together with $0.4 million of deferred revenue and customer deposits, $0.2 million each in deferred tax benefits, and accretion of bond discount.

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

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2023, and 2022 were $11.2 million and $0.3 million, respectively, and principally related to the Company’s investment in government-backed securities and money market funds and capital expenditures for furniture and computer equipment and an asset acquisition.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023, and 2022 were $0.4 million and $ 0.8 million, was principally attributable to principal payments made towards D & O policy premiums.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2023, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15I and 15d-15I under the Exchange Act. In their assessment of the effectiveness of internal control over financial reporting as of September 30, 2023, management concluded that such control was ineffective and that there were control deficiencies that constituted material weaknesses because (i) we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, and (b) conduct a tolerable risk assessment, and (ii) we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management has engaged a third-party consultant to identify and document our internal control deficiencies and assess current controls and recommendations regarding remediation efforts to eliminate or mitigate the control deficiencies.

Notwithstanding the material weakness as of September 30, 2023, management, including the Certifying Officers, believes that the condensed consolidated financial statements contained in this Annual Report filing fairly present, in all material respects, our financial condition, results of operations, and cash flows for the fiscal period presented in conformity with GAAP.

Changes to Internal Control Over Financial Reporting

Although we have continued our remediation efforts in connection with identified material weaknesses, the material weakness, as discussed in our Annual Report on Form 10-K for the period ended December 31, 2022, has not been fully remediated. As we continue to remediate the material weakness in our internal controls, we have made changes during our most recently completed fiscal quarter to our internal controls, including changes to enhance the supervisory review of our accounting procedures. Notwithstanding the continuing and un-remediated material weakness, management, including the Certifying Officers, believes that the condensed consolidated financial statements contained in this Quarterly Report present, in all material respects, our financial condition, results of operations, and cash flows for the fiscal periods presented in this Quarterly Report in conformity with GAAP.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in various lawsuits and legal proceedings. We cannot predict the impact or outcome of litigation, if any, and we may experience a negative outcome from time to time that may harm our business. We are not a party to, and our properties are not currently the subject of any material pending legal proceedings, which, individually or in the aggregate, would adversely affect our financial position or the results of operations.

Item 1A. Risk Factors.

The risks described in “Risk Factors” within our 2022 Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in the 2022 Annual Report, as updated in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, remains current in all material respects. These risk factors do not identify all the risks that we face. Our operations could also be affected by factors not presently known to us or that we consider immaterial. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information outlined in this Form 10-Q, including the Forward-Looking Statements, MD&A, and Unaudited Condensed Consolidated Financial Statements sections.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) Not applicable.

(c) Trading Plans

During the quarter that ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits. To be updated by outside attorneys

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

VISLINK TECHNOLOGIES, INC.

Date: November 8, 2023	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Paul Norridge
Paul Norridge
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

