Form 10-K
period 2023-12-31
Vislink Technologies, Inc.
filed 2024-04-03
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

Commission File Number: 001-35988

Vislink Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5856795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Clark Drive, Suite 125,

Mt. Olive, NJ 07828

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code): (908) 852-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001	VISL	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period to comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $13.5 million based on the closing price of $5.66 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 2,448,482 shares of its common stock outstanding as of March 29, 2024.

VISLINK TECHNOLOGIES, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) (this “Report”) contains forward-looking statements regarding the business, financial condition, results of operations, and prospects of Vislink Technologies, Inc. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar words and phrases are intended to identify forward-looking statements. However, this report does not include an all-inclusive list of words or phrases identifying forward-looking statements. Also, all information concerning future matters is forward-looking statements.

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

References to Vislink in this report, unless otherwise stated or the context otherwise requires, reference to “VISL,” “Vislink,” “the Company,” “we,” “us,” “our,” and similar reference refer to Vislink Technologies, Inc., a Delaware corporation and its subsidiaries.

Risk Factor Summary

The following summarizes certain factors that may make our company’s investment speculative or risky. You should carefully consider the entire risk factor disclosure outlined in this Annual Report and the other information herein, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our financial statements and related notes.

●	We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.
●	We may require additional capital to fund our existing commercial operations, develop, market, and commercialize new products, and expand our operations. If we do not obtain additional financing, our business prospects, financial condition, and results of operations will be adversely affected if required.
●	Our industry is highly competitive, and we may need to compete more effectively.
●	Defects or errors in our products and services or products made by our suppliers could harm our brand and relations with our customers and expose us to liability. If we experience product recalls, we may incur significant expenses and experience decreased demand for our products.
●	We acknowledge material weaknesses in our internal controls and procedures over financial reporting. In the future, we may identify additional material weaknesses that may cause us to fail to meet our reporting obligations, including timeliness, or result in material misstatements of our financial statements.
●	We rely extensively on information technology systems and could face cybersecurity risks.
●	We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.
●	We purchase some components, subassemblies, and products from a limited number of suppliers. The loss of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.
●	Our intellectual property protections may be insufficient to safeguard our technology adequately.
●	We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred for monitoring, protecting, and defending our intellectual property rights could adversely affect our business.
●	Enforcement of our intellectual property rights abroad, particularly in China, is limited, and it is often difficult to protect and enforce such rights.
●	The intellectual property rights of others may prevent us from developing new products or entering new markets.
●	We may be subject to infringement claims in the future.
●	If our technology did not work as planned or if we were unsuccessful in developing and selling new products or penetrating new markets, our business and operating results would suffer.
●	Demand for our defense-related products and products for emergency response services depends on government spending.
●	Regulation of the telecommunications industry could harm our operating results and prospects.
●	New regulations or standards or changes in existing laws or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations, and future sales and could place additional burdens on our business operations.
●	Our industry is subject to rapid technological change, and to compete successfully, we must make substantial investments in new products, services, and technologies.
●	At several of our annual stockholder meetings, including our 2019 Annual Meeting of Stockholders, we failed to obtain ratification by our stockholders of specific proposals submitted for approval of our stockholders at prior annual meetings, which could be deemed defective corporate acts.
●	Our failure to meet Nasdaq’s continued listing requirements could result in our common stock’s delisting, which could negatively impact its market price and liquidity and our ability to access the capital markets.

PART I

Item 1. Business

Overview

Vislink Technologies, Inc., incorporated in Delaware in 2006, is a global technology business that collects, delivers, and manages high-quality, live video and associated data from the action scene to the viewing screen. We provide solutions for collecting live news, sports, entertainment, and news events for the broadcast markets. We also furnish the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. Our team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, fiber optic, surveillance, and wireless communications systems, delivering a broad spectrum of customer solutions.

Live Broadcast:

We deliver an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via microwave, cellular, IP (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions utilizing AI (Artificial Intelligence) technologies to provide automated news and sporting events coverage. With over 50 years in operation, we have the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions that encompass hardware components, hosted systems management platforms, related software licenses and ancillary support services.

Industry-wide contributors acknowledge our live broadcast solutions. Our equipment is used to transmit most outside wireless broadcast video content, with over 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Our wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

Military and Government:

We have developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Our solutions are specifically designed with interagency cooperation, utilizing the internationally recognized IP platform and a web interface for video delivery. We provide comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include:

●	integrated suites of airborne downlink transmitters, receivers, and antenna systems
●	data and video connectivity for airborne, marine, and ground assets
●	UAV video distribution
●	flexible support for COFDM and bonded cellular/5G Networks
●	terrestrial point-to-point
●	tactical mobile command
●	IP-based, high-end encryption, full-duplex, real-time connectivity at extended operating ranges
●	high-throughput air/marine/ground-to-anywhere uplink and downlink systems
●	secure live streaming platforms for use in mobile and fixed assets, and
●	personal portable products

Our public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation for criminal investigation, crisis management, mobile command posts, and field operations. These solutions are designed to meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location.

Connected Edge Solutions:

Mobile Viewpoint (MVP) offers the hardware and software solutions needed to acquire, produce, contribute to, and deliver video over all private and public networks. Connected edge solutions aid the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	live video encoding, stream adaptation, decoding, and production solutions,
●	remote production workflows,
●	wireless cameras,
●	AI-driven automated production, and
●	the ability to contribute video over
○ bonded cellular (3G and 4G)
○ satellite,
○ fiber, and
○ emerging networks, including 5G and Starlink

Our Strategy

Our participation in the Live Production and Mil/Gov sectors allows us to offer various end-to-end, high-reliability, high-data-rate, long-range wireless video transmission solutions.

We use our solutions for applications in growing market segments, including in-game sports, mobile video feeds, real-time capture and display footage from drones and other aerial platforms, and rapid-response electronic newsgathering operations.

The acquisition of MVP in August 2021 is a component of our strategy to provide an industry-leading portfolio of live video acquisition, contribution, and distribution solutions that meet the demanding needs of media, enterprise, defense, and government organizations. Our customers can benefit from the ability to address the most transformative trends in today’s live video market, such as:

●	live internet video traffic is growing fast: from 2016 to 2021, there was a 15-fold increase in live video internet traffic (71.9% CAGR);
●	the acceleration towards cloud-based remote production;
●	the increasing demand for enhanced video content formats such as 4K, 8K, and 360-degree video, and
●	the proliferation of new video transport capable networks such as 5G and Starlink.

MPV has allowed us to expand our offerings, which serve most of these transformative live video trends and economically bring high-quality live production to the previously challenging presentation of historical events involving amateur and semi-pro athletics. MVP’s technology enhances our go-to-market strategy as we seek to take advantage of new technologies such as 5G and other new networks and machine learning, which we believe are revolutionizing how video is generated and transported.

The recent acquisition of the assets of Broadcast Microwave Services, LLC. (“BMS”) assets represents a pivotal step in our ongoing mission to enhance our product offerings, extend our market reach, and solidify our position as a force in the Airborne Video Downlink Systems (AVDS) market. The integration of BMS’s assets into our operations is expected to enhance the reach of product offerings to our customers as follows:

●	it provides us with a long-standing customer base in U.S federal sectors, global OEMs, and EMEA markets,

●	combinations to make Vislink the de facto leader in the COFDM/Mesh/5G-Based AVDS,

●	access to advanced, reliable, and robust video downlink solutions to drive additional software and services recurring revenue via the air to anywhere platform,

●	the positioning of the Company in the growing drone command and control market,

●	one-stop solutions for live video communications needs, using proprietary COFDM bonded cellular, 5G, and AI-driven technologies for public safety, air-to-ground video distribution, streamlining operational processes and enhancing efficiency,

●	a more responsive and globally accessible support network ensuring that customers remain connected with their audiences, teams, and operations, and

●	new opportunities for our customers to access a more comprehensive array of cutting-edge solutions.

Market

Our services and product offerings broadly address Live Production and Mil/Gov.

Within the sports and entertainment market, we have identified the e-sports live-streaming applications markets as those where our solutions have applicability. The live production market is focused on applying more agile wireless video systems for live production and broadcasting sports, entertainment, and news events. Drivers in this market include small, lightweight, easy-to-use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market reduce the size of these products further and improve the wireless video systems’ agility as users demand higher link reliability at longer ranges. There is also an increased desire to provide audiences with new views and camera angles to enhance the viewing experience. We address this need by incorporating 4K, HDR, and other emerging video technologies.

The Live Production market’s broadcast news sector looks to improve operational efficiencies in gathering, producing, and transmitting wireless content. Recent trends in the market include a movement towards I.P. connectivity over point-to-point links for infrastructure, high-definition upgrades of remote newsgathering vehicles, and continued pressure to reduce expenses by improving operational efficiencies. We focus on how these customers create and gather content wirelessly. As the wireless communications industry begins transitioning to fifth generation (5G) networks, the speed increases they will usher in expect to augment the availability of on-demand live streaming, where our equipment is already in use.

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

Our Products and Solutions: Overview

We offer a full spectrum of wireless video products built around providing complete solutions. We have traditionally focused on developing core product technologies for the final assembled products that cross-market segments. Such technology focus areas include R.F., Live Streaming, and microwave component development spanning the frequency range from D.C. to 18GHz, waveform modulation, advanced video encoding (HEVC) and decoding, 4K UHD (Ultra High Definition) camera systems, and digital signal processing. Through these products, we are positioned with significant technology I.P. and an established reputation for rapidly and economically delivering complex, bespoke engineering products and solutions to customers that are expertly managed to tight deadlines. Production of these products can quickly be scaled to respond to changes in market demand.

Live Production Products and Solutions

Our Live Production Solutions include high-definition communication links that reliably capture, transmit and manage live event footage. We offer a line of high-margin wireless camera transmitter and receiver products that may be interconnected over I.P. networks, expanding and simplifying their widespread use and significantly reducing deployment costs. HCAM is a 4K Ultra HD-capable on-camera wireless system designed to cover significant events among our transmitter products. Our flagship receiver product is the Quantum Receiver. The Quantum is an ultra-low latency, waveform agnostic central receiver representing our premier receiver in all market verticals, including MilGov. Features include HEVC quad signal decode, seamless geographical coverage, and an I.P. stream engine with cloud integration possibilities, OTT, and social media platforms. IP Link 3.0 is a studio-transmitter link system that enables broadcasting service platforms to access new monetization opportunities. Other essential receiver products include the ViewBack, CRx6, and CIRAS-X6. ViewBack is a lightweight, low-power, low latency, dual-channel diversity receiver-decoder that enables quicker production, more efficient editing, and more effective collaboration between camera operators and studio teams. We also offer ultra-compact onboard solutions integrating our MDR (Modular Diversity Receiver) technology with ruggedized support components designed to capture video from high-speed motorsports.

As a result of our acquisition of Mobile Viewpoint, we also offer a portfolio of products that includes the WMT line of mobile encoders and TerraLink rack encoders for live streaming over 4G and 5G, and systems developed using AI technologies for the automated coverage of news and sports productions., The TrolleyLive Remote Pro is an all-in-one production unit for remote live broadcasts. LinkMatrix is a central platform for managing all devices and synchronizing all data sources.

Quantum

IP Link 3.0

WMT BaseLink Encoder

TerraLink 4CM Rack Encoder

Mil/Gov Products and Solutions

In the Mil/Gov sector, the Vislink Airborne Video Downlink System (AVDS) is a comprehensive aerial-based video transmission solution that delivers real-time surveillance to enhance law enforcement, emergency, and critical infrastructure operations. It includes an integrated suite of downlink transmitters, receivers, and antennas that capture real-time, reliable, high-definition video from drones, helicopters, and other aircraft for display at command centers, mobile units, and video management systems. AVDS allows an unlimited number of observers to view the video over any network connection, including wired Ethernet, Wi-Fi, I.P. satellite, and I.P. cellular. AeroLink is an aircraft-based transmitter unit that provides bi-directional data transmission and is tightly integrated with other elements of the AVDS, including the Quantum and our other central receivers. In addition to supporting Mil/Gov applications, AeroLink supports broadcast/ENG applications for transmitting air-based feeds from breaking news and sporting events. The Aero5 is an airborne downlink transmitter that provides an extended bidirectional link using local cellular infrastructure as the receive system. The HHT3 and Mobil Commander are handheld receivers/monitors designed for tactical situations.

As a result of our acquisition of the assets of BMS in September 2023, we now also offer their wireless microwave equipment designed for use in government surveillance, law enforcement, uncrewed aerial vehicles (“UAV”), and uncrewed ground vehicles (“UGV”) markets.

HHT3

Mobil Commander

AeroLink

Aero5

Competition and Competitive Positioning

We believe our primary competitors are Domo Tactical Communications (formerly a division of Cobham), Silvus Technologies, Persistent Systems, Troll Systems, and several smaller market-specific businesses.

We believe that we are one of the market share leaders in the professional broadcast and media video transmission sector. We have successfully leveraged our history of broadcast industry leadership, reputation for advanced technology, and the ability to provide end-to-end solutions to maintain and increase our customer base and continue delivering highly competitive offerings. Our products solve a growing market need for regular, high-definition, wireless video communications. Our product offerings address applications in growing market segments, including in-game sports video mobile feeds, real-time capture and display footage from drones and other aerial platforms, and rapid-response electronic newsgathering operations.

Since completing the global rebranding of our solutions under the single Vislink Technologies, Inc. entity in 2018 and the acquisition of MVP in 2021, we believe we can now offer an expanded range of product offerings, additional services, and enhanced capabilities. We think this expansion of product offerings will position us for growth in the Live Production and Mil/Gov markets. We seek to improve margins and control product quality and our competitive agility as we refine our production processes.

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

As of December 31, 2023, our business development, sales, and marketing team comprised 20 full-time employees and five contractors.

Customers

We have developed a significant following based on our product offerings’ reputation for performance, reliability, and advanced technology use. We have created a diverse and stable customer base among blue-chip, tier-1 clients in Live Production markets and high-profile agencies and organizations in Mil/Gov markets.

Manufacturing and Suppliers

We utilize a combination of external contract manufacturers and internal resources to manufacture, test, assure the quality of, and ship our products, allowing us to develop supply chains tailored to our needs on a per-product and per-solution basis. As we advance, we anticipate focusing on our core strengths: innovation and technology design and developing, creating, and exploiting our intellectual property.

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

Intellectual Property

We have developed a broad intellectual property portfolio covering wired and wireless communications systems. As of December 31, 2023, we have 11 patents granted in the United States, no patent applications pending, no provisional applications pending, and one disclosure. Internationally, we have two patents granted, no patent applications pending, and no Patent Cooperation Treaty (PCT) applications.

Areas of our development activities that have culminated in filings and/or awarded patents include:

●	Self-Organizing Networks;
●	R.F. Modulation;
●	Compression (protocols, payload, signaling, etc.);
●	Modulators/Demodulators;
●	Antennas/Shielding;
●	Wired and Wireless Networks;
●	Media Access Control Protocols; and
●	Interference Mitigation.

We protect our intellectual property rights using federal, state, and common law rights and contractual restrictions. We control access to our proprietary technology by entering confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties. We also actively monitor activities concerning third parties’ infringing uses of our intellectual property.

In addition to these contractual arrangements, we rely on a combination of trade secrets, copyrights, trademarks, trade dress, domain names, and patents to protect our products and other intellectual property. We own a substantial portion of the copyright interests in the software code used in connection with our products and the brand or title name trademark under our marketed products. We pursue our domain names, trademarks, and service marks in the United States and locations outside the United States. Our registered trademarks in the United States include “xG,” “IMT,” “Vislink,” “Mobile Viewpoint,” and the names of our products, among others.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, adequate intellectual property protection may not be available in the United States or other countries where our products are sold or distributed. Also, our efforts to protect our proprietary rights may need to be revised. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, harming our operating results.

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

Company Information

Effective February 11, 2019, xG Technology, Inc. changed its name to Vislink Technologies, Inc. Our predecessor company was initially incorporated in Delaware in 2006. Our executive offices are at 350 Clark Dr., Suite 125, Mt. Olive, NJ 07828, and (908) 852-3700 is the telephone number. Our website address is www.vislink.com. Our website’s information is not part of the report but only for informational purposes.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.vislink.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the Public Reference Room’s operation by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The information contained on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Report. Within the Investors section of our website, we provide information concerning corporate governance, including our corporate governance guidelines, board committee charters, Code of Ethics and other information. A copy of the Code of Ethics may be provided to any person without charge upon written request to: Vislink Technologies, Inc., Attn: Corporate Secretary, 350 Clark Dr., Suite 125, Mt. Olive, NJ 07828. The content reflected on any website reflected in this Report is not incorporated by reference herein unless expressly noted.

Human Capital

Overall

Our business results depend partly on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. As of December 31, 2023, we employed 112 full-time employees and 11 independent contractors, including 22 in development (including one contractor), two officers, 16 in general and administrative (includes two contractors), 58 in operations (includes three contractors), and 25 in sales and marketing (consists of five contractors). As a global industrial technology company, many of our employees are engineers or trained trade or technical workers focusing on advanced manufacturing, and many possess advanced college degrees. No labor union represented our employees at any of our worldwide facilities as of December 31, 2023.

We emphasize several measures and objectives in managing its human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation. These targeted ideals vary by country/region. They may include annual bonuses, stock-based compensation awards, a 401(k) plan with matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leaves, family care resources, employee assistance programs, and tuition assistance. We also provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors. We generally consider our employee relations to be good.

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

We have incurred net losses since inception, including net losses of $9.1 million and $13.6 million for the years ended December 31, 2023, and 2022, respectively. As a result of ongoing losses, as of December 31, 2023, we had an accumulated deficit of $309.2 million, $8.5 million of cash, and $5.7 million of investments in governmental securities. We expect to continue to incur significant sales and marketing, product development, regulatory, and other expenses as we seek to expand existing relationships with our customers, obtain new customers, reach new markets, and develop new products or add new features to our existing products. Our net income (loss) may fluctuate significantly from fiscal period to period. We will need to generate significant additional revenues and/or cost-cutting to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period. Our failure to gain or maintain profitability could negatively impact the value of our common stock.

We may require additional capital to fund our existing commercial operations, develop, market, and commercialize new products, and expand our operations. If we do not obtain additional financing, our business prospects, financial condition, and results of operations will be adversely affected if required.

Our available cash balances, potential borrowing capacity, and anticipated cash flow from operations may need to be revised to satisfy our liquidity requirements, including because of lower demand for our products, whether as a result of the risks described in this Annual Report or otherwise. As such, we may seek to sell common or preferred equity or debt securities, other forms of third-party funding, or seek debt financing. Our current and future funding requirements will depend on many different factors, including:

●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to new products and technologies or features for existing products;
●	the effect of competing technological and market developments;
●	costs related to international expansion, and
●	the potential cost and delays resulting from regulatory oversight of our business and products.

We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or for other reasons, including:

●	expanding our sales and marketing efforts to increase market adoption of our products and address competitive developments;
●	funding development and marketing efforts of any future products or additional features to then-current products;
●	acquiring, licensing, or investing in new technologies;
●	providing for supply and inventory costs associated with plans to accommodate potential increases in demand for our products;
●	acquiring or investing in complementary businesses or assets, and
●	financing capital expenditures and general and administrative expenses.

Additional capital may not be available to us at such times or in needed amounts. Even if capital is available, it might be available only on unfavorable terms. Any issuance of additional equity or equity-linked securities could be dilutive to our existing stockholders, and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants on our operations or our ability to incur additional debt, pay dividends, repurchase our stock, make investments, and engage in merger, consolidation, or asset sale transactions. If we raise additional funds through collaboration and licensing arrangements with third parties. It may be necessary to relinquish or license some rights to our technologies or products on terms that are not favorable to us. If access to sufficient capital is unavailable as and when needed, our business will be materially impaired. We may be required to cease operations, curtail one or more product development or expansion programs, significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors, or liquidate all our assets.

Furthermore, we may require additional capital to develop new products in the future, and we may not be able to secure adequate additional financing when needed on acceptable terms or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at discounts to our common stock’s current or future market price. If we can secure further funding, we may be able to forego strategic opportunities or delay, scale back, and eliminate future product development.

Our global operations expose us to risks associated with public health crises or pandemic outbreaks. These crises or outbreaks could disrupt our operations and materially and adversely affect our results of operations and financial condition.

Our business may be exposed to risks associated with public health crises, such as pandemics and epidemics. Widespread outbreaks of a pandemic, such as the COVID-19 pandemic, have created a significant global economic downturn, disrupted global trade and supply chains, adversely impacted many industries, and contributed to significant volatility in financial markets. A public health crisis or an outbreak of a pandemic in one or more of the geographic areas in which we operate could affect our ability to source product materials and components, labor, and otherwise to provide products and services to our customers and adversely affect our results of operations and financial condition.

Our industry is highly competitive, and we may need to compete more effectively.

The communications industry is highly competitive, rapidly evolving, and constantly changing. We expect that new competitors are likely to join existing competitors. Many of our competitors may be larger and have more excellent financial, technical, operational, marketing, and other resources and experience than we do. If a competitor expends significant resources, we may not compete successfully. Also, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide products. If our competitors were to offer better and more cost-effective products than our products, we might not be able to capture any significant market share.

Defects or errors in our products and services or products made by our suppliers could harm our brand and relations with our customers and expose us to liability. If we experience product recalls, we may incur significant expenses and experience decreased demand for our products.

Our products are inherently complex and may contain defects and errors that are only detectable when the products are in use. Because our products are used for personal and business purposes, such faults or errors could severely impact our end customers, damaging our reputation and customer relationships and exposing us to liability. Defects or impurities in our components, materials, or software, equipment failures, or other difficulties could adversely affect our customers’ ability to ship products on a timely basis and customer or licensee demand for our products. Any shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. Our customers may also experience component or software failures or defects requiring significant product recalls, rework, and repairs not covered by warranty reserves.

Future impairment charges could have a material adverse effect on our financial condition and the results of operations.

We must test our finite-lived intangible assets for impairment if events occur or circumstances change that would indicate that the remaining net book value of the intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a substantial, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale, or disposition of a considerable portion of our business, potential government actions, and other factors. If our finite-lived intangible assets’ fair value is less than their book value in the future, we could be required to record impairment charges. The amount of any future impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Although our products may not cause users technical issues, our business and reputation may be harmed if users perceive our solutions to cause a slow or unreliable network connection or a high-profile network failure.

We expect our products to be in many different locations and user environments and can provide video transmission, mobile broadband connectivity, and interference mitigation, among other applications. Our products’ ability to operate effectively can be negatively impacted by many different elements unrelated to our products. Although our products may not cause technical issues, users often may perceive the underlying cause of our technology’s poor performance. This perception, even if incorrect, could harm our business and reputation. Similarly, a high-profile network failure may be caused by improper operation or failure of a network component we did not supply. Still, other service providers may perceive that our products were implicated, which, even if incorrect, could harm our business, operating results, and financial condition.

Our ability to sell our products will be highly dependent on the quality of our support and service offerings, and our failure to offer high-quality support and services would adversely affect our sales and the results of operations.

Once our products are deployed, our channel partners and end customers will depend on our support organization to resolve any issues relating to our products. Significant support will be necessary for our products’ successful marketing and sales. In many cases, our channel partners will likely provide support directly to our end customers, and we will need more control over the quality of the support supplied by our channel partners. These channel partners may also support other third-party products, potentially distracting resources from support for our products. Our channel partners need to effectively assist our end customers in deploying our products, succeed in helping our end customers quickly, resolve post-deployment issues, or provide adequate ongoing support to maintain our ability to sell our products to existing end customers. Our reputation with potential end customers could be harmed. We sometimes guarantee a certain performance level to our channel partners and end customers, which could prove resource-intensive and expensive if unforeseen technical problems arise.

We are subject to increasing operating costs and inflation risks, which may adversely affect our performance.

While we attempt to offset increases in operating costs through various measures focused on increasing revenues, there is no assurance that we will do so. Therefore, operating expenses may rise faster than associated revenues, resulting in a material adverse impact on our cash flow and margins.

We are also impacted by inflationary increases in wages and benefits, whether driven by competition for talent or ordinary course pay increases and other rising costs. Increases in the inflation rate could also significantly impact our cost base. In all countries in which we operate, wage inflation, whether driven by competition for talent or ordinary course pay increases, may also increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our clients or charge premium prices when justified by market demand.

We may need to recruit and retain qualified personnel, which may affect our business, financial condition, results of operations, and prospects.

We expect to rapidly expand our operations and grow our sales, development, and administrative functions. This expansion is expected to significantly strain our management and require hiring a considerable quantity of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies for qualified personnel in our activities. If we fail to identify, attract, retain, and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities, which could adversely affect our business, financial condition, results of operations, and prospects.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.

We depend highly on our executive officers because of their expertise and experience in the telecommunications industry. We have agreements with our executive officers containing customary non-disclosure, non-compete, confidentiality, and assignment of inventions provisions. Our officers do not have “key person” life insurance policies. The loss of our key personnel’s technical knowledge, management, and industry expertise could result in delays in product development, the loss of customers and sales, and the diversion of management resources, adversely affecting our operating results.

We purchase some components, subassemblies, and products from a limited number of suppliers. The loss of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.

We sometimes rely on third-party components and technology to build and operate our products. Until full integration with IMT and VCS, we may rely on our contract manufacturers to obtain the parts, subassemblies, and products necessary to manufacture our products. Shortages in components we use in our products are possible, and our ability to predict such components’ availability is limited. While parts and supplies are generally available from various sources, our contract manufacturers currently depend on a single or limited number of suppliers for several of our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us, and we could not replace them cost-effectively or at all, our ability to deliver our products would be impaired. Our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers.

Specific supply chain disruptions may also arise because of global conflicts, such as the armed conflict between Russia and Ukraine, the war in Gaza, trade sanctions, and similar events. It may be difficult for us to assess our suppliers’ ability to meet our future demand promptly based on past performance. As a result, even if available, our contract manufacturers and we may not secure sufficient components at reasonable prices or acceptable quality to build our products on time. Therefore, we may be unable to meet customer demand for our products, adversely affecting our business, operating results, and financial condition.

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

Given the rapid pace of innovation and technological change within the wireless and broadband industries, our personnel, consultants, and contractors’ technical and creative skills and ability to develop, enhance, and market new products and upgrade existing products are critical to continued success. Our success and ability to compete effectively depend on the proprietary technology we have developed internally. We rely primarily on patent laws to protect our proprietary rights. As of December 31, 2023, in the United States, we have 11 patents granted, no patent applications pending, and no provisional applications pending. Internationally, we have two patents granted, no patent applications pending, and no Patent Cooperation Treaty (PCT) applications. There can be no assurance that patents are awaiting, that future patent applications will be issued, or that we will have the resources to protect any such issued patent from infringement if issued.

Further, we cannot patent critical technology for our business. To date, we have relied on copyright, trademark, and trade secret laws, as well as confidentiality procedures, non-compete and work-for-hire invention assignment agreements, and licensing arrangements with our employees, consultants, contractors, customers, and vendors, to establish and protect our rights to this technology and, to the best extent possible, control the access to and distribution of our technology, software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is challenging. We need to be confident that our steps will prevent the misappropriation of or prevent unauthorized third parties from obtaining or using the technology we rely on. Also, adequate protection may be unavailable or limited in some jurisdictions. Litigation may be necessary in the future to enforce or protect our rights.

We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred for monitoring, protecting, and defending our intellectual property rights could adversely affect our business.

Competitors and others may infringe on our intellectual property rights or allege we have violated theirs. If we are found to infringe on others’ rights, we could be required to discontinue offering certain products or systems, pay damages, or purchase a license from its owner to use the intellectual property in question. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may be unable to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses in protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could hurt our future cash flows and the results of operations. Litigation can also distract management from the day-to-day operations of the business.

Enforcement of our intellectual property rights abroad, particularly in China, is limited, and it is often difficult to protect and enforce such rights.

Many companies have encountered substantial intellectual property infringement in countries where we sell, or intend to sell, products or have our products manufactured. Patent protection outside the United States is generally less comprehensive than in the United States. It may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Even if patents are granted outside the United States, effective enforcement may not be available in those countries.

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

These factors may make it increasingly complicated for us to enforce our intellectual property rights against parties misappropriating or copying our technology or products without our authorization, allowing competing enterprises to harm our business in the Chinese or other export markets by affecting the pricing for our products, reducing our sales, and diluting our brand or product quality reputation.

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

We may need to be made aware of filed patent applications and issued patents that could include claims covering our products. Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell or supply our products or license our technology and cause us to pay substantial royalties, licensing fees, or damages. The defense of any lawsuit could divert management’s efforts and attention from ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. These outcomes may (i) require us to stop selling products or using technology that contains the allegedly infringing intellectual property; (ii) need us to redesign those products that have the allegedly infringing intellectual property; (iii) require us to pay substantial damages to the party whose intellectual property rights we may be found to be infringing; (iv) result in the loss of existing customers or prohibit the acquisition of new customers; (v) cause us to attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all; (vi) materially and adversely affect our brand in the market place and cause a substantial loss of goodwill; (vii) cause our stock price to decline significantly; (viii) materially and adversely affect our liquidity, including our ability to pay debts and other obligations as they become due; or (ix) lead to our bankruptcy or liquidation.

We rely on the availability of third-party licenses. If these licenses are available only on less favorable terms or not in the future, our business and operating results will be harmed.

We have incorporated third-party licensed technology into our products. It may be necessary to renew licenses relating to these products or seek additional licenses for existing or new products. There can be no assurance that the required licenses will be available on acceptable terms or at all. The inability to obtain specific licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters could result in delays in product releases until such time, if ever, as equivalent technology could be identified, licensed or developed and integrated into our products and might have a material adverse effect on our business, operating results and financial condition. Moreover, including intellectual property licensed from third parties in our products on a nonexclusive basis could limit our ability to protect our proprietary rights.

We expect to base our inventory purchasing decisions on our forecasts of customers’ demand, and if our projections are inaccurate, our operating results could be materially harmed.

As our customer base increases, we expect to place orders based on customer demand forecasts with our contract manufacturers. Our projections will be based on multiple assumptions, each of which may cause our estimates to be inaccurate, affecting our ability to provide products to our customers. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, and we may need to expend a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations, or we may incur additional costs to rush the manufacture and delivery of other products. If we underestimate customers’ demand, we may forego revenue opportunities, lose market share, and damage customer relationships. Conversely, if we overestimate customer demand, we may purchase more inventory than we can sell at any given time or at all. Also, we grant our distributors stock rotation rights, which require us to accept stock back from a distributor’s inventory, including obsolete inventory. As a result of our failure to correctly estimate the demand for our products, we could have excess or obsolete inventory, resulting in a decline in our inventory value, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage inventory relative to demand would adversely affect our operating results.

If our technology did not work as planned or if we were unsuccessful in developing and selling new products or penetrating new markets, our business and operating results would suffer.

Our ability to compete successfully depends on our ability to design, develop, manufacture, assemble, test, market, and support new products and enhancements on a timely and cost-effective basis to keep pace with market needs and satisfy customers’ demands. Our success and ability to compete depend on the technology we have developed or may develop in the future. There is a risk that the technology we have developed or may develop may not work as intended or that the technology marketing may not be as successful as anticipated. Further, the markets in which our customers and we compete or plan to compete are characterized by regularly and rapidly changing technologies and technological obsolescence. A fundamental technological shift in our target markets could harm our competitive position. Our failure to anticipate these shifts, develop new technologies, or react to changes in existing technologies could materially delay our development of new products, resulting in product obsolescence, decreased revenue, and a loss of customer wins to our competitors. New technologies and products require substantial investment, prolonged development, and testing before being commercially viable. We intend to continue investing significantly in developing new technologies and products. We may not be able to build or acquire new products or product enhancements that compete effectively within our target markets or differentiate our products based on functionality, performance, or cost, and our latest technologies and products will not result in meaningful revenue. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers. Any technical flaws in product releases could diminish our products’ innovative impact and harm customer adoption and reputation. If we fail to introduce new products that meet our customers’ demands or target markets, do not achieve market acceptance, or forget to penetrate new markets, our revenue will not increase over time, and our operating results and competitive position will suffer.

We rely extensively on information technology systems and could face cybersecurity risks.

We rely extensively and increasingly on information technologies and infrastructure to manage our business, including developing new business opportunities and digital streaming products and services. Our business operations depend on secure transmission and other data and video processing over the internet and interconnected systems. Malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, ransomware, worms, and other destructive or disruptive software and other attempts to access confidential or personal data, denial of service attacks, and other malicious activities, are becoming increasingly diverse and sophisticated. These events are rising worldwide, highlighting the need for continual and effective cybersecurity awareness and education. Our business, which involves the collection, use, transmission, and other distribution of data and video, may make us and our clients and business partners attractive targets of hackers, denial of service attacks, malicious code, phishing attacks, ransomware attacks, and other threat actors, including malicious insiders (such as employees and prior employees), which may result in security incidents, including the unauthorized access, misuse, loss, corruption, inaccessibility, or destruction of this data (including personal, confidential and sensitive information), unavailability of services, or other adverse events. In the past, we have faced cyber-attacks of this nature, and we expect to continue to face such attacks in the future. Some of these attacks have been successful, although we believe that none to date have been material. We cannot guarantee that our defensive measures will prevent such attacks in the future. These types of cyber-attacks and incidents can give rise to various losses and costs, including legal exposure and regulatory fines, damage to reputation, and others. If successful, these incidents could also materially disrupt operational systems and result in the loss of intellectual property, trade secrets, other proprietary or competitively sensitive information, and general data (including personal information).

Data breaches and improper use of social media by employees and others may risk sensitive data, such as personal information, strategic plans, and trade secrets, being exposed to third parties or the public. Any such breaches or breakdowns could expose us to legal liability, be expensive to remedy, result in a loss of our or our clients’ or vendors’ proprietary information, and damage our reputation. Efforts to develop, implement, and maintain security measures are costly, may not successfully prevent these events from occurring, and may require ongoing monitoring and updating as technologies and cyberattack techniques change frequently or are not recognized until they are successful.

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

Our industry is subject to rapid technological change, and to compete successfully, we must make substantial investments in new products, services, and technologies.

New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make significant investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our latest technologies will not result in meaningful revenues. Our future success will depend on our ability to quickly develop and introduce new products, technologies, and enhancements. Our future success will also rely on our ability to keep pace with technological developments, protect our intellectual property, satisfy customer requirements, meet customer expectations, price our products and services competitively, and achieve market acceptance. Introducing products embodying new technologies and emerging new industry standards could render our existing products and technologies and products currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements or experience any significant delays in the development, introduction, or shipment of our products and technologies in commercial quantities, demand for our products and our customer’s and licensees’ products that use our technologies could decrease, and our competitive position could be damaged.

Adopting and implementing such regulations could decrease demand for our products, increase the cost of building and selling them, impact our ability to ship products into affected areas, and reduce our ability to recognize revenue on time. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

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

According to the provisions of Section 204 of the General Corporation Law of the State of Delaware (“DGCL”) and to continue to remain in compliance with Nasdaq’s Listing Rules, we submitted all these proposals, again, to our stockholders at our 2019 Annual Meeting of Stockholders for ratification to resolve any defects in the corporate acts relating to the approval of these proposals by our stockholders at the prior meetings. We could not obtain ratification by our stockholders for any proposals submitted to them at the 2019 Annual Meeting of Stockholders. Although we intend to resubmit these proposals to our stockholders for ratification, there can be no assurance that any of these proposals will be ratified. If we cannot secure such ratifications or are deemed inadequate, this could result in a determination that none of the shares issued by us under these plans were duly authorized and validly issued, which could create accounting issues, affect our liquidity and capital structure, and expose us to claims from recipients of any stock awards granted according to such plans, any of which could have a material adverse effect on our business and results of operations.

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

Our potential customers for our communication and surveillance products and solutions will likely include the U.S. Government or Government-related entities subject to congressional appropriations. Reduced funding for military and government procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that a portion of our revenue will be derived from our communication, surveillance, and satellite products and solutions, at least in the foreseeable future, from U.S. Government and Government-related entities, including the U.S. Department of Defense and other departments and agencies. Government programs where we may seek to participate and contracts for our products must compete with different programs for consideration during Congress’ budget and appropriations hearings. They may be affected by political power changes, appointments, general economic conditions, and other factors beyond our control. A government closure based on a failure of Congress to agree on federal appropriations or the uncertainty surrounding a continuing resolution may result in the termination or delay of federal funding opportunities we are pursuing. Reductions, extensions, or terminations in a program in which we seek to participate, or overall defense or another spending could adversely affect our ability to generate revenues and realize profits. We cannot predict whether potential changes in security, military, communications, and intelligence priorities will afford opportunities for our business regarding research and development or product contracts. Still, a possible reduction in government spending on such programs could negatively impact our ability to generate revenues. In addition, our ability to participate in U.S. Government programs may be affected by the adoption of new laws or regulations relating to government contracting, changes in existing laws or regulations, changes in political or public support for security, military, and government programs, and uncertainties associated with the current global threat environment and other geo-political matters.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. Government entities frequently impose complicated compliance requirements, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive. Compliance with these exceptional standards or satisfaction with such requirements could complicate our efforts to obtain business or increase costs. Even if we meet these standards or conditions, the increased costs of providing our solutions to government customers could harm our margins.

Unstable market and economic conditions may seriously affect our business, financial condition, and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, consumer confidence, economic growth, unemployment rates, inflation rates, and uncertainty about financial stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown, and extreme volatility in the global capital markets. Similarly, the current Russia-Ukraine war and other conflicts, including military activities in the Red Sea and the Persian Gulf, as well as those relating to the Gaza Strip and Israel, may exacerbate volatility in the global capital markets or disrupt the global supply chain and energy markets. Any such fluctuations and disruptions may adversely affect us or the third parties we rely on. If the equity and credit markets deteriorate, including because of political unrest or war. In that case, it may make any necessary debt or equity financing more challenging to obtain promptly or, on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including personnel costs. Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, operations, and financial condition.

Our failure to comply with complex U.S. and foreign laws and regulations could have a material adverse effect on our operations.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestically and abroad. These laws generally prohibit us and our employees from improperly influencing government officials to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws may also hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. While we have policies and procedures that seek to address compliance with such laws, we cannot assure you that our employees and agents will not act in violation of our policies or applicable law, for which we may be ultimately held responsible. Our for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of such laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, and other consequences that may have an adverse effect on our reputation, business, results of operations, and financial condition. Our international operations could also increase our exposure to foreign and international laws and regulations. We could incur unexpected costs and potential litigation if we cannot comply with foreign laws and regulations, which are often complex and subject to variation, differing or inconsistent government interpretation, and unexpected changes. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business internationally. Our international operations could also increase our exposure to complex international tax rules and regulations. Changes in, or interpretations of, tax rules and regulations may adversely affect our income tax provision. In addition, our operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the FCPA and local laws prohibiting corrupt payments by our employees, vendors, or agents. Our sales to customers or sales by our customers to their end customers in some areas outside the United States could be subject to government export regulations or restrictions that prohibit us or [our licensees? distributors?] from selling to customers in some countries or that require us [or our licensees? distributors?] to obtain licenses or approvals to export such products internationally. Delays or denial of the grant of any required license or approval, or changes to the regulations, could make it difficult or impossible to sell to foreign customers in some countries and could adversely affect our revenue. In addition, we could be subject to fines and penalties for violating these export regulations if found in violation. Such violation could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

Risks Related to Our Industry and its Regulatory Context

Regulation of the telecommunications industry could harm our operating results and prospects.

The traditional telecommunications industry is highly regulated, and our business and financial condition could be adversely affected by changes in regulations relating to the Internet telecommunications industry. Few laws or regulations apply directly to access to or commerce on intellectual property networks. Still, future regulations could include sales taxes, tariffs in previously unregulated areas, and provider access charges. We could be adversely affected by the regulation of intellectual property networks and commerce in any country where we market equipment and services to service or content providers. Rules governing the range of services and business models that service providers or content providers can offer could adversely affect those customers’ needs for products designed to enable a wide range of such services or business models. For instance, the U.S. Federal Communications Commission (“FCC”) has issued regulations governing aspects of fixed broadband networks and wireless networks. These regulations might impact service providers and content providers’ business models, and providers’ need for Internet telecommunications equipment and services. Also, many jurisdictions evaluate or implement cybersecurity, privacy, and data protection regulations, which could affect the market and networking and security equipment requirements.

Environmental regulations concerning electronic equipment manufacturing or operations may adversely impact our business and financial condition. For instance, the European Union has adopted electronic waste, e-waste, e-scrap, or electrical and electronic equipment waste, Restriction of the Use of Certain Hazardous Substances, Registration, Evaluation, Authorization, and Restriction of Chemicals. Furthermore, some governments have regulations prohibiting government entities from purchasing security products that do not meet specified indigenous certification criteria, even though those criteria may conflict with accepted international standards. Similar laws are in effect or under consideration in several jurisdictions where we do business.

Adopting and implementing such regulations could decrease demand for our products, increase the cost of building and selling them, impact our ability to ship products into affected areas, and reduce our ability to recognize revenue on time. Any of these impacts could have a material adverse effect on our business, financial condition, and results of operations.

New regulations or standards or changes in existing laws or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations, and future sales, and could place additional burdens on the our business operations.

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

As these regulations and standards evolve, and if new rules or standards are implemented, we may be required to modify our technology or products or develop and support new versions. Our compliance with these regulations and standards may become more burdensome. The failure of technology or our products to comply, or delays in compliance with the various existing and evolving industry regulations and standards, could prevent or delay the introduction of our technology or products, harming our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or end customers may require us, or we may otherwise deem it necessary or advisable, to alter our technology or products to address actual or anticipated changes in the regulatory environment. Our inability to change our technology or products to address these requirements and any regulatory changes may adversely affect our business, operating results, and financial condition.

Compliance with environmental, health, and safety laws and regulations, including new rules requiring higher standards, may increase costs, limit our ability to utilize supply chains, and force product design changes.

Our operations are subject to various environmental, health, and safety laws and regulations and equivalent local, state, and regulatory agencies in each jurisdiction we operate or may operate in the future. Our products manufacturing uses substances regulated under various federal, state, and local laws governing the environment and worker health and safety. If we, including any contract manufacturers that we may employ, do not comply with these laws, including any new regulations, such non-compliance could reduce our products’ net realizable value, resulting in an immediate charge to our income statements. Our non-compliance with such laws could also negatively impact our operations and financial position as a result of fines and penalties that may be imposed on us and increase the cost of mandated remediation or delays to any contract manufacturers we may utilize; thus, we may suffer a loss of revenues, be unable to sell our products in specific markets and countries, be subject to penalties and enforced fees and suffer a competitive disadvantage. If applicable, costs to comply with current laws and regulations and similar future laws and regulations could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs, and insurance costs. We cannot assure you that the costs of complying with these new laws or current and future environmental and worker health and safety laws will not adversely affect our business, operating results, and financial condition.

Governmental regulations affecting the import or export of products or affecting products containing encryption capabilities could negatively impact our revenues.

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

Our amended and restated certificate of incorporation (“Certificate of Incorporation”), and our Bylaws contain provisions that could delay or prevent a change in our Vislink Technology Inc.’s control. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	authorizing the Board to issue, without stockholder approval, preferred stock with rights senior to those of our common stock; and
●	they require advance notification of stockholder nominations and proposals.

Also, the provisions of Section 203 of the DGCL govern us. These provisions may prohibit large stockholders, particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us for a specific time without our Board’s consent. These and other provisions in our Certificate of Incorporation and our Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock, and result in the market price of our common stock being lower than it would be without these provisions.

We acknowledge material weaknesses in our internal controls and procedures over financial reporting and have determined that our disclosure controls were ineffective. In the future, we may identify additional material weaknesses that may cause us to fail to meet our reporting obligations, including timeliness, or result in material misstatements of our financial statements. If we fail to remediate our material weaknesses or implement adequate controls and procedures for our financial reporting, our ability to accurately and timely report our financial results could be adversely affected, which would likely adversely affect the value of our common stock.

Our management is responsible for establishing and maintaining internal controls over financial reporting. Internal control over financial reporting is a process designed by and under the supervision of our principal executive and principal financial officers or persons performing similar functions and effected by our Board, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes under generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements following generally accepted accounting principles and that our receipts and expenditures are being made only by authorizations of its management and board; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements will be prevented or detected. Also, projections of any effectiveness evaluation to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting and our disclosure controls as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). In their assessment of the effectiveness of internal control over financial reporting and our disclosure controls as of December 31, 2023 and 2022, respectively, our certifying officers concluded that such controls were ineffective and that there were control deficiencies that constituted material weaknesses because (i) we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, (b) conduct a tolerable risk assessment, and (ii) we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

We are designing and implementing measures to improve our internal control over financial reporting and disclosure controls to remediate the material weaknesses related to our financial reporting as of December 31, 2023. As a result, until we can remediate this situation, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements.

We are in the process of affecting the following:

●	additional review procedures within our accounting and finance department,
●	implementation of application controls in our accounting system, and
●	implementation of suitable accounting controls and processes.

If we cannot conclude on an ongoing basis that we have effective internal control over financial reporting and disclosure controls under Section 404 of the Sarbanes Oxley Act of 2002, in that case, our independent registered public accounting firm may not issue an unqualified opinion or cause us to be untimely concerning our reporting obligations. If we cannot conclude that we have effective internal control over financial reporting and disclosure controls, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy any material weakness in our internal control over financial reporting and disclosure controls or to implement or maintain other effective control systems required of public companies could also restrict our future access to the capital markets. We will not fully correct the identified material weaknesses until the ongoing steps described above are effectively attained and operating efficiently for an appropriate time.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

Our Common stock trading price could be highly volatile and subject to wide fluctuations in response to various factors, including factors beyond our control. These factors include those discussed in the other “Risk Factors” section of this Report on Form 10-K.

Also, the stock markets in general and the markets for telecommunication stocks have experienced volatility. These broad market fluctuations may adversely affect our common stock’s trading price or liquidity. In the past, when the market price was volatile, holders of that stock sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the case, and our management’s attention would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

Some companies that have had volatile market prices for their securities have been the target of a hostile takeover or subject to involvement by activist stockholders. If, for any reason, we were to become the target of a hostile takeover attempt or activist campaign, it could result in substantial costs and divert resources and the attention of executive management from our business.

Our failure to meet Nasdaq’s continued listing requirements could result in our common stock’s delisting, which could negatively impact its market price and liquidity and our ability to access the capital markets.

Any Nasdaq action relating to failure to comply with Nasdaq’s continued listing requirement, including a formal delisting, could hurt the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any such delisting action may materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting or potentially delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.

In the event of any delisting or potential delisting, we may attempt to take action to restore our compliance with Nasdaq’s listing requirements. We cannot assure that any such action taken by us would allow our common stock to remain listed or be re-listed, stabilize the market price or improve the liquidity of our common stock, maintain a minimum closing bid price of $1.00 per share as required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) or prevent future non-compliance with Nasdaq’s listing requirements. If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage, and
●	a decreased ability to issue additional securities or obtain additional financing.

In addition, the stock market, in general, the Nasdaq Capital Market, and telecommunication companies, in particular, frequently experience extreme price and volume fluctuations unrelated or disproportionate to the operating performance of such companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. Realizing any of the above risks or a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and negative impact on the market price of our common stock.

If our common stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted several rules to regulate “penny stock” that restrict transactions involving stock deemed penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may reduce the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if the exchange or system provides current price and volume information concerning transactions in such securities). Our shares of common stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage them from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

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

According to the SEC, stockholders should know that the “penny stocks” market has suffered from fraud and abuse patterns in recent years. Such practices include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to the desired level, resulting in investor losses. Our management is aware of the historical abuses in the penny stock market. Although we do not expect to dictate the market’s behavior or broker-dealers who participate, management will strive within the confines of practical limitations to prevent the described patterns from being established concerning our securities.

We may face various risks associated with shareholder activists or shareholder demands for better performance.

There is no assurance that we will not be subject to shareholder activism or demands. Such activities could interfere with our ability to execute our strategic plan, be costly and time-consuming, disrupt our operations, and divert management and employees’ attention.

If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our sector, our common stock price and its trading volume could decline.

The research may partly impact the trading market for our common stock and reports that industry or financial analysts publish about us or our business or business sectors. We do not control these analysts. There is no guarantee that analysts will cover our common stock. The lack of research coverage may adversely affect our market price if analysts do not cover our common stock. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover our business downgrade our common stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our company, the price of our common stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports on it regularly, we could lose visibility in the market, which could cause our stock price or trading volume to decline.

General Risk Factors

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our common stock to decline in value.

We may provide preliminary financial results or forward-looking financial guidance to our investors from time to time. Such statements are based on our current views, expectations, and assumptions, and they involve unknown risks and uncertainties that may cause actual results, performance, achievements, or share prices to materially differ from future performance, achievements, or share prices expressed or implied by such statements. Such risks and uncertainties include, among others, changes to the assumptions used to forecast or calculate such guidance or expectations or the occurrence of risks related to our performance and business, including those discussed in these risk factors. Failure to meet financial guidance or expectations regarding our future performance could harm our reputation and cause our stock price to decline.

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

As a result of the disclosure of information filing, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed. Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to fix them could divert resources from our management and harm our business and operating results.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our common stock, our share price and trading volume could decline.

The research will influence the trading market for our shares of common stock and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any analysts who may cover us change their recommendation regarding our common stock adversely or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which could cause our common stock price or trading volume to decline.

Any impairment of goodwill, other intangible assets, or long-lived assets could negatively impact our operations.

Our goodwill, other intangible assets, and long-lived assets are subject to an impairment test annually and tested whenever events and circumstances indicate that goodwill, intangible assets, and long-lived assets may be impaired. Any excess goodwill resulting from the impairment test is written off in the determination period. Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. From time to time, we may acquire or invest in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect our anticipated returns or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill, intangible assets, or other long-lived assets due to an impairment test or any accelerated amortization or depreciation of other intangible or long-lived assets could adversely impact our results of operations and financial condition.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Preparing financial statements conforming to generally accepted U.S. accounting principles requires our management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or circumstances differ from those in our assumptions. This could cause our operating results to fall below the expectations of financial analysts and investors, resulting in a decline in our stock price. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to our deferred tax assets, the valuation of equity and derivative instruments, and debt discounts, and the valuation of the assets and liabilities acquired by us.

Future sales and issuances of our common stock or rights to purchase our common stock, stock incentive plans, and upon the exercise of outstanding securities exercisable for shares of our common stock could result in substantial additional dilution of our stockholders, cause our stock price to fall and adversely affect our ability to raise capital.

We will require additional capital to continue to execute our business plan and advance our research and development efforts. If we raise additional capital by issuing additional equity securities and exercising outstanding warrants, our stockholders may experience substantial dilution. We may sell shares of preferred or common stock in one or more transactions at prices that may be at a discount to the then-current market value of our common stock and on other terms and conditions as we determine from time to time. Any such transaction could result in substantial dilution of our existing stockholders. If we sell shares of our common stock in more than one transaction, stockholders who purchase our common stock may be materially diluted by subsequent sales. Such sales could also cause a drop in the market price of our common stock. The issuance of shares of our common stock in connection with public or private financing, in connection with our compensation programs, and upon exercise of outstanding warrants will have a dilutive impact on our other stockholders, and the issuance, or even potential issuance, of such shares, could hurt the market price of our common stock.

The exercise of stock options, warrants, and other securities could cause our stockholders to experience substantial dilution. In addition to warrants issued in 2018, 2019, and 2020, in February 2021, we issued warrants to purchase up to 454,546 shares of our common stock. Moreover, holders of our stock options and warrants are likely to exercise them, if ever, when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants. Such exercises, or the possibility of such exercises, may impede our efforts to obtain additional financing by selling additional securities or making such financing more costly. It may also reduce the price of our common stock.

Risks Relating to Acquisitions

Our business strategy may include acquisitions, a strategy which may entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company’s profitability.

Our business strategy may include, among other things, strategic acquisitions, as well as potential opportunistic acquisitions and strategic actions. An acquisition strategy may entail several risks, including diverting management’s attention from other business concerns, the incurrence of substantial legal and other advisory fees, and the potential need to finance such acquisitions with additional equity and/or debt. Once completed, acquisitions, including those we have made over the past several years, may entail additional risks, including unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; increased regulatory compliance relating to the acquired business; difficulties in assimilating acquired businesses, their personnel and their financial reporting systems, which would prevent the expected benefits from the transaction from being realized within the anticipated timeframe; negative effects on existing business relationships with suppliers and customers; and loss of key employees of the acquired businesses. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results, and cash flows, or the issuance of additional equity, which could dilute our stockholder’s equity interests. There can be no assurance that we can negotiate any acquisitions we may pursue successfully, receive the required approvals for any acquisition, otherwise conclude any acquisition successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Overall, if our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability, business, and financial condition could be negatively affected.

Our acquisition strategy involves several risks.

As we engage in the acquisition discussion with other companies anticipating potential acquisition opportunities, including those that would be material or could involve businesses with operating characteristics that differ from our existing business operations, it may become available shortly. We intend to pursue them actively if appropriate acquisition opportunities are available. Acquisitions involve several unique risks, including:

●	failure of the acquired business to achieve expected results, as well as the potential impairment of the acquired assets if operating results decline after acquisition;
●	diversion of management’s attention;
●	additional financing, if necessary and available, which could increase leverage and costs, dilute equity, or both;
●	the potential adverse effect on our financial statements from the increase in goodwill and other intangibles;
●	difficulties in integrating the operations, systems, technologies, products, and personnel of acquired companies;
●	initial dependence on unfamiliar supply chains or relatively small supply partners;
●	the potential loss of key employees, customers, distributors, vendors, and other business partners of the companies we acquire after the acquisition;
●	the high cost and expenses of identifying, negotiating, and completing acquisitions;
●	the integration of acquisitions requires significant time and resources, and
●	risks associated with unanticipated events or liabilities.

These risks could adversely affect our business, the operating results, and financial condition. Furthermore, the inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth.

We have faced intense competition for acquisition candidates and expect to continue to meet them, limiting our ability to make acquisitions and leading to higher acquisition prices. We cannot assure you that we can identify, acquire, or manage other businesses profitably or successfully integrate any acquired businesses into our existing business without substantial costs, delays, or other operational or financial difficulties. In future acquisitions, we could incur additional indebtedness or pay consideration above fair value, which could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

We are developing processes, that seek to assess, identify, and manage material risks from cybersecurity threats to the IT systems and information that we create, use, transmit, receive, and maintain. We also seek to integrate these processes and policies into our overall enterprise risk management system and processes. The processes for assessing, identifying, and managing material risks from cybersecurity threats, including threats associated with our use of third-party service providers, include our efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place or necessary to manage and/or mitigate such risks.

Engage Third Parties on Risk Management

We engage a range of external experts, including consultants, and cybersecurity assessors, who assist us in evaluating and testing our cybersecurity systems and processes. These engagements are intended to give us access to specialized knowledge and insights to inform our cybersecurity strategies and processes, including industry-standard control frameworks and applicable regulations, laws, and standards.

Oversee Third-Party Risk

We plan to implement and conduct security assessments of all third-party service providers before engagement and maintain ongoing monitoring to ensure compliance with relevant cybersecurity standards.

Risks from Cybersecurity Threats

We have not experienced any material cybersecurity incidents, and the expenses incurred from any security incidents have been immaterial. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to us, including potentially to our results of operations and financial condition. We rely extensively on information technology systems and could face cybersecurity risk. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we may expend greater resources to continue to modify and enhance protective measures against such security risks.

Governance

Board of Directors Oversight

Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Board’s Audit Committee. The Audit Committee discusses with management not less than annually our significant financial risk exposures, including those related to data privacy, data security, and network security, and management’s program to monitor, assess, and control such exposures, including our risk assessment and risk management policies. The Audit Committee reports to the Board as necessary concerning its activities, including making such reports and recommendations to the Board as it deems necessary and appropriate.

Management’s Role in Managing Risk

Ben Mann, our Global IT Manager, is responsible for information security, and has 33 years of IT-related work experience. Our Chief Financial Officer leads our management’s efforts to keep the Audit Committee informed regarding on cybersecurity risks and events, and will provide briefings to the Audit Committee on no less than an annual or ad hoc basis when needed. These briefings encompass:

●	evaluation of existing cybersecurity risks;
●	status of ongoing cybersecurity initiatives and strategies, and
●	incident reports and learnings from cybersecurity events.

Risk Management Personnel

Management’s role in assessing, monitoring, and managing our material cybersecurity risks is primarily the responsibility of our Global IT Manager, who reports to our CFO. Both the Global IT Manager and CFO rely on third-party experts, including consultants, and cybersecurity assessors. The Global IT Manager manages vendor work related to cybersecurity and is primarily responsible for the evolving cybersecurity processes and policies, remediating known risks and leading our employee training program, pursuant to which we provide annual privacy and security training for all employees. Our security training incorporates awareness of cyber threats (including but not limited to malware, ransomware, and social engineering attacks), password hygiene, incident reporting processes, and physical security practices. Our management has also developed security policies and processes, including regular system updates and patches, employee training on cybersecurity and privacy requirements, incident reporting, and encryption to secure sensitive information. In addition, we also regularly perform phishing tests on our employees and update our training plan at least annually. We maintain business continuity and disaster recovery capabilities to mitigate interruptions to critical information systems and the loss of data and services from natural or artificial disasters’ effects on our physical operations.

Monitor Cybersecurity Incidents

The Global IT Manager implements and oversees processes for regularly monitoring our IT systems. This includes deploying security measures to identify potential vulnerabilities. The Global IT Manager runs an incident response plan for a cybersecurity incident. This plan provides actions to mitigate the impact and long-term strategies for remediation and preventing future incidents.

Reporting to the Board of Directors

The Global IT Manager regularly informs the CFO of cybersecurity risks and incidents. Furthermore, significant cybersecurity matters and strategic risk management decisions would be escalated by the CFO to the Audit Committee and the Board of Directors.

Item 2. Properties

Mount Olive, NJ

On November 1, 2021, the Company entered into a lease agreement with a non-affiliated third party to rent approximately 7,979 square feet of commercial space for general business offices, light manufacturing, operating of a testing laboratory, assembly, and inventory storage in Mount Olive, NJ. The lease commencement date was November 1, 2021, and the expiration date is January 31, 2027. The initial monthly obligation is $10,869, with annual rent increases of 3.0% until the lease expires.

Poway, CA

Included in the September 14, 2023, acquisition of assets from BMS was a sublease of approximately 11,715 square feet of general office use facilities previously held under a six-month agreement with BMS, with lease responsibilities conveyed to our subsidiary Vislink Poway, LLC. The initial lease term commenced with a monthly rent of approximately $22,300 and concluded on March 13, 2024. On February 12, 2024, Vislink Poway, LLC signed a renewal agreement for the same space. The renewal term is set for one year and ten and a half months, commencing on March 14, 2024, and ending on January 31, 2026. The base rent for the renewal period is established at $22,926 per month.

Colchester, U.K.

Approximately 2,700 square feet of manufacturing space at the Colchester, U.K. facility were abandoned as part of the Company’s strategic decision to relocate its U.K. manufacturing division to the United States commencing in September 2023, with approximately 13,200 square feet of remaining space. Impracticable conditions made subletting the unused space unachievable, and the Company considered it abandoned. According to ASC 360, leased space abandonment is an impairment indicator, and we assessed whether the lease “Right of use assets, operating leases” (ROU) assets were impaired. It was determined that approximately $83,000 of the Company’s right-of-use operating assets were impaired.

Hemel, United Kingdom

Under the original lease agreement dated April 28, 2017, a “break clause” signifying a “break date” of October 28, 2020, sighted the following: the Company may terminate this lease on the “break date” by giving the landlord such notice within six months of the “break date.” At the lease’s commencement, it was not reasonably sure if the Company would exercise its right by the break clause’s date. These measures upheld the determination of the lease’s noncancellable period for adopting ASC 842 on January 1, 2019. The lease term of 22 months as of January 1, 2019, helped calculate the remaining lease payments’ net present value assigned to the right-of-use asset and operating lease liability upon the adoption date. The total annual rent under this lease is approximately $175,000, covering 12,870 square feet of manufacturing and administrative office space. Neither party exercised their unilateral termination rights by the “break date,” triggering a lease extension. Both parties’ inaction creates new enforceable rights and obligations in the extended period, such that the lease agreement had terminated on October 27, 2023.

Item 3. Legal Proceedings

The nature of our business and activities are such that we may face frequent claims and litigation, including securities litigation, claims regarding patent and other intellectual property rights, and other liability claims. As a result, we may be involved in various legal proceedings from time to time. We are not currently a party to any material litigation, nor are we aware of any pending or threatened litigation against us that we believe, if adversely determined against us, would materially affect our business, operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. The market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock shares are listed on the Nasdaq Capital Market under “VISL.”

Holders

As of March 29, 2024, 2,448,482 shares of common stock were outstanding, held by 26 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12.” Security Ownership of Certain Beneficial Owners and Management” for the information required by this item.

Recent Sales of Unregistered Securities

None.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based on current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to various factors, including but not limited to factors discussed in the “Risk Factors” section and other parts of this Annual Report on Form 10-K.

Overview

Vislink Technologies, Inc., incorporated in Delaware in 2006, is a global technology business that collects, delivers, manages high-quality, live video and associated data from the action scene to the viewing screen. We provide solutions for collecting live news, sports, entertainment, and news events for the broadcast markets. We also furnish the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. The Vislink Technologies, Inc. team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in the terrestrial microwave, , fiber optic, surveillance, and wireless communications systems, delivering a broad spectrum of customer solutions.

Live Broadcast:

We deliver an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via microwave, cellular, I.P. (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions utilizing A.I. (Artificial Intelligence) technologies to provide automated news and sporting events coverage. With over 50 years in operation, we have the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions that encompass hardware components, hosted systems management platforms, related software licenses and ancillary support services.

Industry-wide contributors acknowledge our live broadcast solutions. Our equipment is used to transmit most outside wireless broadcast video content, with over 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Our wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

Military and Government:

We have developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Our solutions are specifically designed with interagency cooperation, utilizing the internationally recognized I.P. platform and a web interface for video delivery. We provide comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include:

●	integrated suites of airborne downlink transmitters, receivers, and antenna systems
●	data and video connectivity for airborne, marine, and ground assets
●	UAV video distribution
●	flexible support for COFDM and bonded cellular/5G Networks
●	terrestrial point-to-point
●	tactical mobile command
●	IP-based, high-end encryption, full-duplex, real-time connectivity at extended operating ranges
●	high-throughput air/marine/ground-to-anywhere uplink and downlink systems
●	secure live streaming platforms for use in mobile and fixed assets, and
●	personal portable products

Military and Government (continued):

Our public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation for criminal investigation, crisis management, mobile command posts, and field operations. These solutions are designed to meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location.

Connected Edge Solutions:

Mobile Viewpoint (MVP) offers the hardware and software solutions needed to acquire, produce, contribute to, and deliver video over all private and public networks. Connected edge solutions aid the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	live video encoding, stream adaptation, decoding, and production solutions,
●	remote production workflows,
●	wireless cameras,
●	AI-driven automated production, and
●	the ability to contribute video over
○ bonded cellular (3G and 4G)
○ satellite,
○ fiber, and
○ emerging networks, including 5G and Starlink

Ukraine/Russian Conflict

The Ukraine-Russia war increasingly affects economic and global financial markets and exacerbates ongoing economic challenges, including rising inflation and global supply-chain disruption. The degree to which entities are or will be mainly affected depends on the nature and duration of uncertain and unpredictable events, such as further military action, additional sanctions, and reactions to ongoing developments by global financial markets. Because of its broader impact on these macroeconomic conditions, many companies globally may need to consider the war’s effect on specific accounting and financial reporting matters.

We do not generate revenue from Russia or Ukraine or have a physical presence, employees, or contractors in these countries. The Russian government’s invasion of Ukraine and the resultant sanctions imposed by the U.S., EU, and other governments and international organizations—designed to inflict severe consequences on the Russian economy—are impacting business continuity, liquidity, and asset values in Ukraine and Russia. It is difficult to estimate the impact of the ongoing invasion on the global economy, including increased inflation and higher energy and transportation costs. As a result, the invasion of Ukraine could adversely impact our financial results. Although we do not presently foresee risks that may affect our Company’s liquidity, operating results, and financial reporting, we continue to monitor developments in Ukraine to assess material adverse effects on our business, financial condition, or results of operations.

Israel-Hamas Conflict

The conflict between Israel and Hamas affects regional stability and potentially influences global economic and financial markets. While our Company has no direct operations or revenue from the affected regions, the conflict’s implications, such as energy price fluctuations and supply chain disruptions, could indirectly impact our business.

The situation’s uncertainty, marked by potential military escalations and sanctions, poses risks to market conditions. We monitor these developments for indirect effects on our costs, operations, and financial health. We do not foresee material adverse impacts on our liquidity or financial results but remain alert to the conflict’s evolving nature and global economic implications.

Climate Change-Related Effects

Climate change is an important global issue that presents opportunities and challenges for us, our partners, and our communities. It matters to us and will likely be driven by changes in physical climate parameters, regulations, public policy, technology, and product demand.

The lack of empirical data surrounding the credit and other financial risks posed by climate change renders it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly affect us. The global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements to reduce global temperatures, such as reentering the Paris Climate Accords. Further, the U.S. Congress, state legislatures, and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change.

Further, the effects of climate change may negatively impact regional and local economic activity, which could adversely affect our customers and the communities in which we operate. In addition, advocacy groups and the general public are growing concerned that greenhouse gas emissions and other human activities have caused or will cause significant changes in weather patterns and temperatures and the frequency and severity of natural disasters.

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

Income Taxes

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code,” a corporation that undergoes an “ownership change” is, generally, a greater than 50 percentage point change in our equity ownership by certain stockholders or groups of stockholders and would be subject to limitations on its ability to use its pre-change net operating losses (“NOLs”) to offset future taxable income. Similar rules may apply under state tax laws. We have undergone ownership changes in the ordinary course of business, which have limited our ability to utilize these NOLs in the future. For these reasons, we believe it is likely that these NOLs may not be able to be realized and would thus expire. A full valuation allowance has been recorded against the entire NOL balance.

Results of Operations

The following table sets forth the items in the consolidated statements of operations and comprehensive loss of the financial statements included herewith for the fiscal years ended December 31, 2023, and 2022 (in thousands).

	For the Years Ended
	December 31,
	2023	2022

Revenue, net	$27,482	$28,131

Cost of revenue and operating expenses

Cost of components and personnel	13,380	15,204
Inventory valuation adjustments	487	2,930
General and administrative expenses	19,376	18,195
Research and development	3,493	4,058
Impairment of right-of-use assets	83	88
Amortization and depreciation	1,261	1,722
Total cost of revenue and operating expenses	38,080	42,197

Loss from operations	(10,598)	(14,066)

Other income (expenses)
Unrealized gains on investments held to maturity	68	—
Realized loss on redemption of investments	(82)	—
Gain on settlement of debt	—	46
Other income	332	303
Dividend income	375	—
Interest income (expense), net	560	(38)
Total other income	1,253	311

Net loss before income taxes	$(9,345)	$(13,755)

Revenue

For the fiscal year ending December 31, 2023, revenue decreased to $27.5 million from $28.1 million in the prior year. This approximate 2% decrease is primarily due to market and operational influences, including shifting consumer preferences that led to diminished demand for specific products and global economic conditions that curtailed expenditures by our telecommunications customers, directly affecting the company’s revenue streams.

In 2023, our efforts concentrated on strengthening our key capabilities, focusing on the Military/Government (Mil/Gov) sector. Several operational changes and strategic integrations demonstrated our commitment to enhancing our product range and customer engagement methods. A significant move in this direction was relocating our UK manufacturing division from Colchester, UK, to the United States. We believe this move will help to boost our manufacturing efficiency, decrease operational expenses, and strengthen our position in the global marketplace.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

In the fiscal year ending December 31, 2023, our cost of components and personnel decreased to $13.4 million from $15.2 million in the previous year, a reduction of $1.8 million or 12%. This reduction directly results from streamlining our product offerings by discontinuing several underperforming product lines.

The relocation of our Colchester, UK manufacturing division to the United States is also expected to decrease operational expenses by centralizing manufacturing operations within the United States.

The combined impact of these strategic decisions—streamlining product lines and relocating manufacturing operations—demonstrates our commitment to operational excellence and financial prudence. These measures are expected to contribute to a leaner cost structure and position us to capitalize on more profitable opportunities, thereby enhancing shareholder value in the long term.

Inventory Valuation Adjustments

In the fiscal year ending December 31, 2023, inventory valuation adjustments amounted to $0.5 million, a substantial decrease from $2.9 million in the prior year. This 83% was due to reduction initiatives to streamline our product portfolio and enhance operational efficiencies.

General and Administrative Expenses

In the fiscal year ending on December 31, 2023, our general and administrative expenses increased to $19.4 million from $18.2 million in the prior year. This escalation of $1.2 million, equivalent to a 7% rise, reflects the Company’s strategic initiatives to promote future growth and expand its operational capacity. The increase includes a $0.4 million rise in rent and utilities, reflecting our expansion into more efficient and strategically located facilities to support our operations.

The expense increase also reflects an additional $0.4 million in professional fees and consulting and $0.3 million each in enhancing external services and warranty provisions. The period also reflects an increase of $0.3 million in stock-based compensation and an increase of $0.2 million in allowances for bad debts.

Offsetting these increases, we spent $0.4 million less on freight and postage and $0.2 million less on advertising, salaries, and benefits. These reductions were attributable to our ongoing efforts to realign our marketing strategies and optimize logistics and distribution channels to achieve greater operational efficiency and effectiveness.

Research and Development

For the fiscal year ending December 31, 2023, we reported research and development expenses of $3.5 million, a decrease from $4.1 million in the previous year. This reduction of $0.6 million, or 15%, primarily reflects a realignment of our research and development investments towards more targeted and potentially high-impact projects. The decrease includes a $0.3 million in compensation expenses due to lower staffing. These results include a $0.3 million decrease in miscellaneous research and consulting fees.

Despite the reduction in overall R&D expenditure, we continue to invest in crucial areas of technological development, including advanced communication solutions and next-generation broadcast technologies. These investments are critical to sustaining our leadership in delivering high-quality live video and associated data capture solutions.

Amortization and Depreciation

For the fiscal year ending December 31, 2023, our reported amortization and depreciation expenses were $1.3 million, a 24% decrease from $1.7 million in the previous year. This decrease was primarily due to a reduction in the net book value of intangible assets.

Net Loss

The decrease in net losses before income taxes from $13.8 million in 2022 to $9.3 million in 2023, representing a 33% reduction, can be attributed to our efforts in seeking to enhance operational efficiency, reduce costs, and optimize our product portfolio. These strategic measures, including discontinuing underperforming product lines and relocating our UK manufacturing division to the United States, contributed to the reduction in net loss.

Liquidity and Capital Resources

For the fiscal year ending December 31, 2023, we incurred an operational loss of approximately $10.6 million and utilized $9.7 million in cash for operating activities. As of December 31, 2023, we had $8.5 million in cash and an investment in Federal bonds (Federal National Mortgage Association and HSBC bonds) valued at $5.7 million.

Developments, including those beyond our control, may cause us to consume our available capital more quickly than we expect. These include potential economic conditions, including inflation, foreign exchange fluctuations, the markets we compete in or wish to enter, strategic acquisitions, our market strategy, research and development activities, regulatory matters, and technology and product innovations. We believe we will have sufficient funds to continue our operations for at least 12 months from the date of filing these financial statements in our Annual Report.

Our cash balances were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Cash	$8,482	$25,627

Cash Flows

The following table sets forth the significant components of our consolidated statements of cash flow data for the periods presented (in thousands).

	For the Years Ended
	December 31,
	2023	2022

Net cash used in operating activities	$(9,748)	$(9,419)
Net cash used in investment activities	(6,700)	(466)
Net cash provided by financing activities	(607)	(765)
Effect of exchange rate changes on cash	(90)	46

Net decrease in cash	$(17,145)	$(10,604)

Operating Activities

During the fiscal year ending December 31, 2023, the Company reported net cash outflows from operating activities totaling approximately $9.7 million. This was primarily due to a $2.7 million increase in accounts receivable and a $2.3 million rise in inventory, both efforts aimed at enhancing our market position and preparing for expected demand. These increases were partially offset by the recognition of $1.9 million in stock-based compensation, $1.3 million in depreciation and amortization expenses, and a net loss of $9.1 million.

During the fiscal year ending December 31, 2022, the Company recorded approximately $9.2 million in net cash outflows for operating activities. This was mainly due to a reduction of $3.2 million in accounts receivable, $2.1 million in prepaid expenses and other current assets, and $1.8 million in accrued fees and interest expenses. These outflows were partially balanced by a $3.7 million increase in inventory. Moreover, the Company reported a net loss of $13.5 million, which included $1.8 million in inventory impairment, $1.7 million in depreciation and amortization, and $1.1 million in adjustments to inventory valuation.

Investing Activities

During the year ending December 31, 2023, the Company recorded approximately $6.7 million in net cash used for investing activities to strengthen its asset portfolio via investments and acquisitions. These expenditures entailed an allocation of $15.5 million towards government bond investments, augmented by specific investments in property and equipment valued at $0.7 million and the strategic BMS asset acquisition for $0.3 million. These outlays were offset by $9.7 million received from redeeming a portion of the government bond investments.

During the year ending December 31, 2022, the Company recorded approximately $0.5 million in net cash for investing activities, mainly purchasing furniture and computer equipment.

Financing Activities

In the year ending December 31, 2023, the Company recorded approximately $0.6 million in net cash for financing activities, mainly due to principal payments on the Company’s Directors and Officers (D&O) insurance policy.

During the year ending December 31, 2022, the Company recorded approximately $0.8 in net cash used for financing activities, which was principally attributable to the principal payments of $0.8 on the Company’s Directors and Officers (D&O) insurance policy.

Nasdaq Compliance

On January 11, 2023, we held a special meeting of stockholders (the “Special Meeting”), at which stockholders approved a proposal to authorize the Board, at its discretion but before the one-year anniversary of the date of the Special Meeting, to implement an amendment to our certificate of incorporation to effect a reverse stock split of all of the outstanding shares of common stock, at a ratio in the range of 1-for-2 to 1-for-50.

On May 1, 2023, we effected a 1-for-20 reverse stock split (the “Reverse Stock Split”). Upon its effectiveness, every 20 shares of outstanding common stock decreased to one share of common stock. We have retroactively applied the Reverse Stock Split throughout this Annual Report to all periods presented.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for December 31, 2023, and 2022.

Critical Accounting Policies, Estimates, and Judgments

Our consolidated financial statements are prepared under U.S. GAAP, which requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These policies influence our most significant accounts and require an understanding of highly uncertain matters or the susceptibility of such matters to change. We consider our policies on business combinations, asset acquisitions, use of estimates, risks, and uncertainties, revenue recognition, leases, stock-based compensation, impairment and abandonment, and income taxes as critical due to their significance to our financial statements and the degree of judgment involved in their application.

Business Combinations and Asset Acquisitions

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

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether the Company has acquired inputs and processes that can create outputs that would meet the definition of a business. When applying the screen test, significant judgment is required to determine whether an acquisition is a business combination or an acquisition of assets. Accounting for asset acquisitions falls under the guidance of Topic 805, Business Combinations, specifically Subtopic 805-50. A cost accumulation model is used to determine an asset acquisition’s cost. Assets acquired are based on their cost, generally allocated to them on a relative fair value basis. Direct acquisition-related costs are included in the cost of the acquired assets.

The distinction between business combinations and asset acquisitions involves judgment, particularly when applying the screen test to determine the nature of the transaction. Incorrect judgments or changes in decisions in these areas could materially affect the determination of goodwill, the recognition and measurement of acquired assets and assumed liabilities, and, consequently, our financial position and results of operations.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the Company’s accounts and wholly-owned subsidiaries. We have eliminated all intercompany accounts and transactions upon consolidating our subsidiaries.

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

Critical Accounting Policies, Estimates, and Judgments (continued)

Use of Estimates

Preparing the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, the useful lives of intangible assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. These estimates also affect the reported revenues and expenses during the reporting periods. Changes in the assumptions or conditions underlying our estimates could lead to material adjustments in our financial statements, affecting our reported financial position and results of operations. Actual results could differ from estimates, and any such differences may be material to our consolidated financial statements.

Risks and Uncertainties

The Company operates in a dynamic global environment significantly influenced by various geopolitical events, including the ongoing conflict in the Gaza Strip between Israel and Hamas. This situation, the Russian-Ukraine war, and the COVID-19 pandemic contribute to an uncertain economic landscape. These events have led to widespread economic repercussions, such as an inflationary environment, currency fluctuations, supply chain disruptions, and global labor market shifts.

Our management team is responsible for carefully evaluating and responding to the uncertainties brought about by these geopolitical and global health events. This involves adjusting our financial statements to accurately reflect the current economic and geopolitical environment. In formulating our financial estimates, we draw upon various sources, including historical experiences, external market data, and economic forecasts.

While we are proactively taking steps to mitigate the impacts of these challenging and unpredictable conditions, including the current global conflicts, there is an inherent uncertainty in the efficacy of these measures. We are committed to continuously monitoring these situations to gauge their direct and indirect effects on our business operations, financial stability, and performance outcomes. The evolving nature of these global events may lead to changes in our accounting estimates and assumptions, requiring ongoing vigilance and adaptation.

Accounts Receivable and Allowance for Doubtful Accounts

On January 1, 2023, the Company adopted Topic 326, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments. The Company extends credit to its customers in the ordinary course of business and has applied the new standard in evaluating estimated losses through an allowance for doubtful accounts. The Company makes judgments regarding its customer’s ability to make required payments, prevailing economic conditions, previous experience, and other factors. As these factors’ financial situation changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for credit losses, and losses have been within its expectations. The Company writes off receivables once it is determined that they are no longer collectible, as local laws allow.

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

Critical Accounting Policies, Estimates, and Judgments (continued)

Investment in Debt Securities

Vislink Technologies, Inc. invests in government bonds with the intent and ability to hold these investments until maturity. In alignment with ASC Topic 320, Investments—Debt and Equity Securities, such investments are classified as “Held-to-Maturity” (HTM) securities and are measured at amortized cost.

●	Classification: The Company classifies its investments in government bonds as “Held-to-Maturity” (HTM) securities based on management’s intent and ability to hold the securities to maturity. These HTM securities are recognized in the Company’s financial statements at their amortized cost, adjusted for the amortization of premiums and accretion of discounts to maturity.
●	Measurement: HTM securities are initially recognized at their acquisition cost, including transaction costs. Subsequently, they are measured at amortized cost using the effective interest method. This method considers the amortization of any discount or premium on the acquisition cost until maturity.
●	Interest Income: Interest income is accrued using the security’s effective yield, reflecting the time value of money.
●	Amortization of Discount and Premium: The amortization of the discount (or accretion of the premium) is included as part of the interest income recognized in the income statement, reflecting the adjustment to the investment’s yield.
●	Impairment: The Company periodically assesses HTM investments for impairment if objective evidence indicates an impairment has been incurred. It recognizes any loss when the present value of estimated future cash flows, discounted at the original effective interest rate, is less than the carrying amount.
●	Derecognition: A Held-to-Maturity investment is removed from the balance sheet when the right to receive cash flows has expired, or the Company has substantially transferred all ownership risks and rewards.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition, less depreciation. Depreciation is computed using the straight-line method over estimated useful asset lives, ranging from 1 to 14 years. The costs of the day-to-day servicing of property and equipment, as well as repairs and maintenance, are recognized in the expenses as incurred.

Intangible Assets

Patents and licenses:

Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s balance sheet and amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled approximately $-0- and $0.5 million for the years ended December 31, 2023, and 2022, respectively.

Other intangible assets:

The Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT, Vislink Technologies, Inc., Mobile Viewpoint Corporate B.V. (“MVP”), and the assets of BMS. The Company amortizes intangible asset costs over their useful lives of 3 to 15 years with its net book value reported on the balance sheet. Amortization totaled approximately $1.0 million each for the years ended December 31, 2023, and 2022, respectively.

Critical Accounting Policies, Estimates, and Judgments (continued)

Revenue Recognition

We account for the Company’s operating results under ASC Topic 606, adopted on January 1, 2019. This comprehensive revenue recognition model requires recognition when the Company transfers control of the promised goods or services to our customers at an amount that reflects the consideration we expect to receive. The application of ASC Topic 606 requires us to use more judgment and make more estimates than under previously issued guidance. Variations in judgments or assumptions about performance obligations or transaction prices could materially affect the timing and amount of revenue recognized, impacting our financial results.

The Company generates all its revenue from contracts with customers. We recognize revenue when we satisfy a performance obligation by transferring control of the promised goods or services to a customer in an amount that reflects the consideration we expect to receive in exchange for those services.

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

Leases

We determine if an arrangement is a lease at inception. We recognize lease expense for lease payments on a straight-line basis over the lease term. The Company includes operating leases as ROU assets, such as “Right of use assets, operating leases,” in the consolidated balance sheets. For lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion” in the consolidated balance sheets. We recognize Operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments for all leases with a term longer than 12 months. No lease and non-lease components are separated for all our real estate contracts. Changes in lease term or discount rate assumptions could materially affect our ROU assets, lease liabilities, and lease expense recognition.

There were no capital leases, now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of December 31, 2023. The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of our leases do not provide an implicit rate, we determined our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842.

Critical Accounting Policies, Estimates, and Judgments (continued)

Stock-Based Compensation

The Company accounts for stock compensation with persons classified as employees for accounting purposes under ASC 718 “Compensation-Stock Compensation,” which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model, and the fair value of common stock issued for services is determined based on the Company’s stock price on the issuance date. Variations in these assumptions could significantly affect the fair value of stock-based awards, impacting our compensation expense and equity.

The expansion of Topic 718 fell under ASU 2018-07 to include share-based payment transactions for acquiring goods and services from non-employees. The measurement date for equity-classified non-employee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of non-employee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new ASU aligns the non-employee share-based payment awards with performance conditions and accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term to measure the non-employee share-based payment awards. The new ASU allows entities to make an award-by-award election to use the expected duration (consistent with employee share-based payment awards) or the contractual term for non-employee awards.

Stock-Option Awards — Time-Based and Performance-Based

Under ASC Topic 718, the compensation cost is measured based on an award’s fair value at the grant’s date for the time vested option award using the Black Scholes-Merton formula as a valuation technique. The Company used the U.S. Treasury note’s rate over the expected option term for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For non-employee options, the expected term is the entire term of the option. Expected volatility is based on the average weekly share price changes over the shorter expected term or the period from the Nasdaq Capital Markets Exchange placement to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives.

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

Restricted Stock Unit Awards (“RSUs”) — Time-Based

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

Restricted Stock Unit Awards (“RSUs”) — Performance-Based

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

Critical Accounting Policies, Estimates, and Judgments (continued)

Impairment and Abandonment

We evaluate the impairment of long-lived assets and the abandonment of leased assets, requiring judgments about future cash flows, asset utilization, and market conditions. Changes in market conditions or our operational strategy could lead to impairment or abandonment charges, materially affecting our financial condition and results of operations.

Right-Of-Use Operating Lease Abandonment:

Approximately 2,700 square feet of manufacturing space at the Colchester, UK facility were abandoned as part of the Company’s strategic decision to relocate its UK manufacturing division to the United States commencing in September 2023. Impracticable conditions made subletting the unused space unachievable, and the Company considered it abandoned. According to ASC 360, leased space abandonment is an impairment indicator, and the Company assessed whether the lease ROU assets were impaired. It was determined that approximately $0.1 million of the Company’s right-of-use operating assets were impaired.

Management decided to vacate the Billerica, MA facility as part of the Company’s cost savings strategy implemented in the third quarter of the fiscal year 2022. The location’s economic environment precluded subletting, and management determined the (leased facility) to be abandoned as of September 30, 2022. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease right-of-use (“ROU”) assets for impairment.

For the years ending December 31, 2023, and 2022, the Company recognized a loss on impairment of ROU assets of approximately $0.1 million each.

Commitments and Contingencies

Unless otherwise disclosed in this Report, we have no material commitments or contingent liabilities.

Foreign Currency and Other Comprehensive (Gains) Losses

We record gains or losses resulting from foreign currency transactions in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions that are considered long-term investments that are accumulated and credited or charged to other comprehensive income. We have two foreign subsidiaries, one in the United Kingdom and the other in the Netherlands, and their functional currencies are British Pounds and Euros, respectively. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates at the balance sheet date and for income statement accounts using an average exchange rate for the years ending December 31, 2023, and 2022, respectively. We included gains or losses from such translation as a separate component of accumulated other comprehensive (loss) income.

Transaction gains and losses are recognized in our operations’ results based on the difference between the foreign exchange rates on the transaction date and the reporting date. The foreign currency exchange gains and losses are a component of general and administrative expenses in the accompanying Consolidated Statements of Operations.

Income Taxes

Under ASC 740, as part of our consolidated financial statements, we must estimate our income tax provision (benefit) in each jurisdiction we operate. The Company uses the asset and liability method of accounting for income taxes. The recognition of deferred income tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases fall under this method. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled. The recognition of the effect on deferred tax assets and liabilities of a change in tax rates in income is in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which management cannot conclude that it is more likely than not that such deferred tax assets will be realized. The Company will file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company recognizes the impact of an uncertain tax position in its financial statements if, in management’s judgment, it is more likely than not sustainable upon audit based upon the position’s technical merits. It involves identifying potential uncertain tax positions, evaluating applicable tax laws, and assessing whether the liability for uncertain tax positions is necessary. The Company’s policy is to classify assessments, if any, for tax-related interest expenses and penalties as general and administrative expenses.

Changes in tax laws, our operations, or our assessment of future taxable income could materially affect our income tax provision, deferred tax assets, and liabilities.

Critical Accounting Policies, Estimates, and Judgments (continued)

Recently Issued Accounting Pronouncements

Recently Issued Accounting Standards Adopted and Not Yet Adopted

Adopted:

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, including accounts receivable. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model. It is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. Under ASC 326, the Company evaluates specific criteria, including aging and historical write-offs, the current economic condition of customers, and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company completed its assessment of the new standard and did not adjust the opening balance of retained earnings relating to its trade receivables. The Company writes off receivables once it is determined that they are no longer collectible, as local laws allow.

Not yet adopted:

In February 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280). This update revises the reporting requirements for operating segments of public entities, aiming to enhance the transparency and usefulness of segment reporting. As of the date of these financial statements, we have not formally adopted ASU 2023-07, which becomes effective for public entities for reporting periods beginning after December 15, 2023. However, it is essential to note that our Company operates as a single reporting segment. Due to this structure, we inherently meet the updated disclosure requirements of ASU 2023-07 without the need for additional segment-specific information. Our current operating segment structure aligns with the objectives of the new standard, emphasizing explicit and meaningful segment reporting. We have assessed that there will be no significant impact on our financial statements upon adopting ASU 2023-07. We will continue to monitor any further guidance FASB provides and ensure compliance with the reporting standards. As we formally adopt ASU 2023-07, we remain committed to transparency and clarity in our financial reporting. Our subsequent financial statements will provide further updates regarding compliance with this and other accounting standards.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, enhancing transparency in income tax disclosures. This ASU applies to entities under Topic 740, requiring detailed rate reconciliation and disclosures of taxes paid. It mandates public business entities to disclose rate reconciliation categories annually and specifies a quantitative threshold for reconciling items. Other entities must provide qualitative disclosures. The update is effective for public business entities for annual periods beginning after December 15, 2024, and other entities after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of ASU 2023-09 on its financial statements and will provide updates, if necessary, alongside other accounting standards in future financial statements.

Recent Accounting Pronouncements

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

Management’s assessment of our design and operation of disclosure controls is ongoing. Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023, our Certifying Officers have concluded that, as of December 31, 2023, our disclosure controls and procedures were not adequate at the reasonable assurance level, due to material weaknesses in internal control over financial reporting, as described below.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Certifying Officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes under GAAP. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance (a) that transactions are recorded as necessary to permit preparation of financial statements under GAAP, (b) that our receipts and expenditures are being made only following authorizations of our management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any effectiveness evaluation in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) under the Exchange Act, our Certifying Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). In their assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management concluded that such control was ineffective and that there were control deficiencies that constituted material weaknesses because (i) we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, (b) conduct a tolerable risk assessment, and (ii) we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Notwithstanding the identified material weakness as of December 31, 2023, management, including the Certifying Officers, believe that the condensed consolidated financial statements contained in this Annual Report filing reasonably present, in all material respect, our financial condition, results of operations, and cash flows for the fiscal period presented in conformity with GAAP.

(c) Changes in Internal Controls over Financial Reporting

Although we have continued our remediation efforts in connection with identified material weaknesses, the material weakness, as discussed above, has yet to be fully remediated. As we remediate the material weakness in our internal controls, we made changes to our internal controls, including changes to enhance the supervisory review of our accounting procedures.

(d) Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. According to SEC rules, management reports were not subject to attestation by our registered public accounting firm, which permits us to provide only management reports on internal control over financial reporting in this Annual Report.

Item 9B. Other Information

On March 29, 2024, our Compensation Committee and our Board of Directors approved incentive target bonus goals and objectives for 2024 for Carleton Miller, our Chief Executive Officer, and Michael Bond, our Chief Financial Officer. Mr. Miller’s standard target annual bonus opportunity is equal to up to 100% of his annual base salary and up to 200% of his annual base salary for maximum performance. Under Mr. Bond’s employment offer letter, his standard target annual bonus opportunity is equal to up to 50% of his annual base salary and up to 100% of his annual base salary for maximum performance. These bonuses will subject to the following:

●	A maximum payout of 20% per quarter of the annual standard targeted bonus opportunity for Q1 and Q2 2024, respectively;
●	A maximum payout of 30% per quarter of the annual standard targeted bonus opportunity for Q3 and Q4 2024 respectively; and
●	The potential maximum performance bonus opportunities will be considered in connection with the review of our audited financial results for 2024 by our Board of Directors and our Audit Committee.

Payment of the quarterly and year-end bonuses are at the discretion of the Compensation Committee and the Board of Directors taking into account achievement of specific quarterly and annual financial performance measures and operational and strategic goals and objectives. All such bonuses are subject to our Clawback Policy.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 10 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2023, and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, the footnotes to it, and the report of Marcum LLP, independent registered public accountants, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are not applicable, or the required information is included in the financial statements or notes.

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

Certain agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements made solely for the agreement’s benefit. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the contracts;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as specified dates in the agreements and subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation, incorporated by reference to the Company’s Registration Statement on Form S-1 No. 333-191867, as filed with the Commission on October 23, 2013.
3.1(i)(a)	Amendment to Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on June 13, 2014.
3.1 (i)(b)	Amendment to Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on July 20, 2015.
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 10, 2016.
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 26, 2015.
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on April 27, 2016.
3.1(i)(f)	Certificate of Designation of Series E Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on December 27, 2016.
3.1(i)(g)	Certificate of Designation of the Series A Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on November 9, 2022.
3.1(i)(h)	Certificate of Elimination for Series C Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 10, 2016.
3.1(i)(i)	Certificate of Elimination for Series B Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on December 7, 2016.
3.1(i)(j)	Certificate of Elimination for Series D Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on November 9, 2022.
3.1(i)(k)	Certificate of Elimination for Series E Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on November 9, 2022.
3.1(i)(l)	Certificate of Elimination for Series A Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on March 27, 2023.
3.1(i)(m)	Amendment to Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on June 20, 2016.
3.1(i)(n)	Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 26, 2019.
3.1(i)(o)	Certificate of Amendment to the Certificate of Incorporation of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on August 5, 2020.
3.1(i)(p)	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on April 28, 2023.
3.1(ii)	Third Amended & Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on August 20, 2021.
4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to the Company’s Amendment to the Registration Statement on Form S-1 No. 333-187094, as filed with the Commission on May 21, 2013.
4.2	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on July 16, 2019.
4.3*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

Exhibit Number	Description of Exhibit
10.1	2023 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 No. 333-274366, as filed with Commission on September 6, 2023.
10.2	Employment Agreement by and between the Company and Carleton M. Miller, incorporated by reference to the Company’s Amendment to the Current Report on Form 8-K, as filed with the Commission on January 25, 2020
10.3	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton M. Miller, incorporated by reference to the Company’s Amendment to the Current Report on Form 8-K, as filed with Commission on January 25, 2020
10.4	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton M. Miller, incorporated by reference to the Company’s Amendment to the Current Report on Form 8-K, as filed with Commission on January 25, 2020
10.5	Offer Letter by and between the Company and Michael Bond, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on January 17, 2024.
10.6	Inducement RSU Award Agreement between the Company and Michael Bond, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on January 17, 2024.
10.7	Form of Indemnification Agreement by and between the Company and its officers and directors, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the Commission on April 1, 2020-.
10.8	Non-Employee Director Compensation Policy, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 as filed with the Commission on November 12, 2020.
10.9	Form of Non-Employee Director Restricted Shares Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 as filed with the Commission on November 12, 2020.
14.1	Code of Ethics, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, as filed with the Commission on March 6, 2014.
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: April 3, 2024	By:	/s/ Carleton M. Miller
Carleton M. Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 3, 2024	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton M. Miller	Chief Executive Officer	April 3, 2024
Carleton M. Miller	(Principal Executive Officer)

/s/ Michael C. Bond	Chief Financial Officer	April 3, 2024
Michael C. Bond	(Principal Financial and Accounting Officer)

/s/ Susan G. Swenson	Chairman of the Board of Directors	April 3, 2024
Susan G. Swenson

/s/ Jude T. Panetta	Director	April 3, 2024
Jude T. Panetta

/s/ Ralph E. Faison	Director	April 3, 2024
Ralph E. Faison

/s/ Brian K. Krolicki	Director	April 3, 2024
Brian K. Krolicki

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

December 31, 2023, and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vislink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vislink Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, change in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our commitment is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
April 3, 2024

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$8,482	$25,627
Accounts receivable, net	8,680	6,007
Inventories, net	14,029	12,021
Investments held to maturity	5,731	—
Prepaid expenses and other current assets	1,560	1,232
Total current assets	38,482	44,887
Right of use assets, operating leases	742	1,075
Property and equipment, net	1,902	1,434
Intangible assets, net	3,866	4,400
Total assets	$44,992	$51,796
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,183	$2,626
Accrued expenses	1,578	1,568
Notes payable	—	84
Operating lease obligations, current	463	455
Customer deposits and deferred revenue	1,490	1,540
Total current liabilities	6,714	6,273
Operating lease obligations, net of current portion	755	1,107
Deferred tax liabilities	546	764
Total liabilities	8,015	8,144
Commitments and contingencies (See Note 17)

Series A Preferred stock, $0.00001 par value per share: -0- and 47,419 shares authorized on December 31, 2023, and 2022, respectively; -0- and 47,419 shares issued and outstanding on December 31, 2023, and 2022, respectively at a redemption value equal to $0.10 in cash for each ten thousand (10,000) whole shares.	—	—

Stockholders’ equity
Preferred stock, $0.00001 par value per share: 10,000,000 shares authorized on December 31, 2023, and 2022, respectively	—	—
Common stock, $0.00001 par value per share, 100,000,000 shares authorized on December 31, 2023, and 2022, respectively:
Common stock 2,439,923 and 2,367,362 were issued, and 2,439,790 and 2,367,229 were outstanding on December 31, 2023, and 2022, respectively.	—	—

Additional paid-in capital	347,507	345,365
Accumulated other comprehensive loss	(1,027)	(1,337)
Treasury stock, at cost – 133 shares as of December 31, 2023, and 2022, respectively	(277)	(277)
Accumulated deficit	(309,226)	(300,099)
Total stockholders’ equity	36,977	43,652
Total liabilities and stockholders’ equity	$44,992	$51,796

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2023	2022
Revenue, net	$27,482	$28,131
Cost of revenue and operating expenses
Cost of components and personnel	13,380	15,204
Inventory valuation adjustments	487	2,930
General and administrative expenses	19,376	18,195
Research and development	3,493	4,058
Impairment of right-of-use assets	83	88
Depreciation and amortization	1,261	1,722
Total cost of revenue and operating expenses	38,080	42,197
Loss from operations	(10,598)	(14,066)
Other income (expenses)
Unrealized gain on investments in debt securities held to maturity	68	—
Realized loss on investments in debt securities	(82)	—
Gain on settlement of debt	—	46
Other income	332	303
Dividend income	375	—
Interest income (expense), net	560	(38)
Total other income	1,253	311

Net loss before income taxes	(9,345)	(13,755)

Income taxes
Deferred tax benefits	218	215

Net loss	(9,127)	(13,540)

Dividends	—	(20)

Net loss attributable to common shareholders	$(9,127)	$(13,560)

Net loss per share attributable to Common Shareholders:
Basic and diluted loss per share	$(3.83)	$(5.81)

Weighted average number of shares outstanding:
Basic and diluted	2,381	2,335

Comprehensive loss:
Net loss	$(9,127)	$(13,540)
Unrealized gain on currency translation adjustment	310	1,040
Comprehensive loss	$(8,817)	$(12,500)

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Balance, January 1, 2022,*	—	$—	2,287,651	$—	$343,746	$(297)	$(277)	$(286,539)	$56,633
Net loss	—	—	—	—	—	—	—	(13,540)	(13,540)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(1,040)	—	—	(1,040)
Issuance of shares of Series A Preferred Stock as dividends for common stock shareholders	47,419							(20)	(20)
Issuance of common stock in connection with:
Satisfaction of accounts payable vendor balance	—	—	3,870	—	54	—	—	—	54
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	17,889	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock units	—	—	57,952	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,565	—	—	—	1,565
Balance, December 31, 2022	47,419	$—	2,367,362	$—	$345,365	$(1,337)	$(277)	$(300,099)	$43,652

Net loss	—	—	—	—	—	—	—	(9,127)	(9,127)
Unrealized gain on currency translation adjustment	—	—	—	—	—	310	—	—	310
Elimination of Series A Preferred Stock	(47,419)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	10,000	—	200	—	—	—	200
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	14,193	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock unit awards	—	—	48,368	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,942	—	—	—	1,942
Balance, December 31, 2023	—	$—	2,439,923	$—	$347,507	$(1,027)	$(277)	$(309,226)	$36,977

*	In connection with the reverse stock split implemented by the Company on May 1, 2023, the company’s stock transfer agent calculated a de minimus adjustment to the opening quantity of shares issued.

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2023	2022
Cash flows used in operating activities
Net loss	$(9,127)	$(13,540)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on settlement of debt	—	(46)
Unrealized gain on investments in debt securities	68	—
Realized loss on investments in debt securities	(82)	—
Accretion of bond discount	16	—
Stock-based compensation	1,942	1,565
Stock issuance commitments	—	200
Provision for bad debt	25	21
Recovery of bad debt	(10)	(517)
Inventory valuation adjustments	487	2,930
Amortization of right-of-use assets, operating assets	375	201
Impairment of right-of-use assets	83	88
Depreciation and amortization	1,261	1,722
Deferred tax benefits	(218)	(215)
Changes in assets and liabilities
Accounts receivable	(2,666)	3,197
Inventory	(2,185)	(3,731)
Prepaid expenses and other current assets	200	1,897
Accounts payable	559	(347)
Accrued expenses and interest expense	218	(1,780)
Accrued directors’ compensation	(8)	—
Operating lease liabilities	(344)	(506)
Deferred revenue and customer deposits	(342)	(558)
Net cash used in operating activities	(9,748)	(9,419)
Cash flows used in investing activities
Cash used for investment in securities held to maturity	(15,473)	—
Cash used in asset acquisition	(269)	—
Proceeds for bond redemption	9,740	—
Cash used for property and equipment	(698)	(466)
Net cash used in investing activities	(6,700)	(466)
Cash flows used in financing activities
Principal payments made on D & O notes payable	(607)	(765)
Net cash used in financing activities	(607)	(765)
Effect of exchange rate changes on cash	(90)	46
Net decrease in cash	(17,145)	(10,604)
Cash and cash equivalents, beginning of the period	25,627	36,231
Cash and cash equivalents, end of the period	$8,482	$25,627

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(IN THOUSANDS)

	Years Ended December 31
	2023	2022
Supplemental disclosure of cash payments:
Cash paid during the period for interest	$12	$41

Supplemental disclosure of non-cash information:
Notes payable recognized on D & O Insurance policy (Note 15)	$523	$750

Issuance of shares of Series A Preferred Stock as dividends for common stock shareholders	$—	$20

Common stock issued in connection with:
Board compensation awards previously accrued	$200	$200

Settlement of amounts due accounts payable	$—	$54

ROU assets and operating lease obligations recognized (Note 16):
Operating lease assets recognized	$125	$—
Less: non-cash changes to operating lease assets amortization
amortization	(375)	(201)
impairments	(83)	(43)
loss on lease impairments	83	(88)
	$(375)	$(332)

Operating lease liabilities recognized	$125	$—
Less: non-cash changes to operating lease liabilities accretion	(469)	(506)
	$(344)	$(506)

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Vislink Technologies, Inc., (“Vislink”, “Company”, “we”, “us”, or “our”) incorporated in Delaware in 2006, is a global technology business that collects, delivers, and manages high-quality, live video and associated data from the action scene to the viewing screen. We provide solutions for collecting live news, sports, entertainment, and news events for the broadcast markets. We also provide the surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. Our team also offers professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in terrestrial microwave, fiber optic, surveillance, and wireless communications systems, delivering a broad spectrum of customer solutions.

Live Broadcast:

We deliver an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via microwave, cellular, IP (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions utilizing AI (Artificial Intelligence) technologies to provide automated news and sporting events coverage. With over 50 years in operation, we have the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions encompassing hardware components, hosted systems management platforms, related software licenses and ancillary support services.

Industry-wide contributors acknowledge our live broadcast solutions. Our equipment transmits most outside wireless broadcast video content, with over 200,000 systems installed worldwide. We work closely with the majority of the world’s broadcasters. Our wireless cameras and ultra-compact encoders help bring many of the world’s most prestigious sporting and entertainment events to life. Recent examples include globally watched international sporting contests, award shows, racing events, and annual music and cultural events.

Military and Government:

We have developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Our solutions are specifically designed with interagency cooperation, utilizing the internationally recognized IP platform and a web interface for video delivery. We provide comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include:

●	integrated suites of airborne downlink transmitters, receivers, and antenna systems
●	data and video connectivity for airborne, marine, and ground assets
●	UAV video distribution
●	flexible support for COFDM and bonded cellular/5G Networks
●	terrestrial point-to-point
●	tactical mobile command
●	IP-based, high-end encryption, full-duplex, real-time connectivity at extended operating ranges
●	high-throughput air/marine/ground-to-anywhere uplink and downlink systems
●	secure live streaming platforms for use in mobile and fixed assets, and
●	personal portable products

Vislink Technologies, Inc. public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation, criminal investigation, crisis management, mobile command posts, and field operations. These solutions are designed to meet the demands of field operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS (continued)

Connected Edge Solutions:

Our Mobile Viewpoint Technologies (MVP) offers the hardware and software solutions needed to acquire, produce, contribute to, and deliver video over all private and public networks. Connected edge solutions aid the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	live video encoding, stream adaptation, decoding, and production solutions,
●	remote production workflows,
●	wireless cameras,
●	AI-driven automated production, and
●	the ability to contribute video over
○ bonded cellular (3G and 4G)
○ satellite,
○ fiber, and
○ emerging networks, including 5G and Starlink

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

For the fiscal year ending December 31, 2023, we incurred a net loss of approximately $10.6 million and utilized $9.7 million in cash for operating activities. The Company maintained a working capital of $31.8 million, alongside $8.5 million in cash, against $309.2 million in accumulated deficits.

Developments, including those beyond our control, may cause us to consume our available capital more quickly than we expect. These include potential economic conditions, including inflation, foreign exchange fluctuations, the markets we compete in or wish to enter, strategic acquisitions, our market strategy, research and development activities, regulatory matters, and technology and product innovations. We believe we will have sufficient funds to continue our operations for at least 12 months from the date of filing these financial statements in our Annual Report.

Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether the Company has acquired inputs and processes that can create outputs that would meet the definition of a business. When applying the screen test, significant judgment is required to determine whether an acquisition is a business combination or an acquisition of assets.

Accounting for asset acquisitions falls under the guidance of Topic 805, Business Combinations, specifically Subtopic 805-50. A cost accumulation model is used to determine an asset acquisition’s cost. Assets acquired are based on their cost, generally allocated to them on a relative fair value basis. Direct acquisition-related costs are included in the cost of the acquired assets.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the US Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the Company’s accounts and wholly-owned subsidiaries. The Company has eliminated all intercompany accounts and transactions upon consolidating the Company’s subsidiaries.

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

Use of Estimates

Preparing the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, the useful lives of intangible assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. These estimates also affect the reported revenues and expenses during the reporting periods. Actual results could differ from estimates, and any such differences may be material to our consolidated financial statements.

Risks and Uncertainties

The future impacts of the Russia-Ukraine war and the Israel-Hamas conflict, as well as their residual effects, include economic uncertainty, an inflationary environment, currency fluctuations, disruption within the global supply chain, and labor markets worldwide industries, remain uncertain. These circumstances have created prevalent uncertainty and risk. The impact of these issues on our business will vary by geographic market and discipline. In response to potential reductions in revenue, we may take actions to align our cost structure with changes in customer demand and manage our working capital. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, reductions in client revenue, changes in client creditworthiness, and other developments. We monitor the circumstances mentioned above to assess direct material adverse effects on our business, financial condition, or results of operations. Therefore, these impacts may change accounting estimates and assumptions over time. Interim period results are not necessarily indicative of the expected results for the full fiscal year.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Allowance for Credit Losses

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of unrestricted funds invested in a money market mutual fund as of December 31, 2023, and 2022.

Concentrations

The Company does not possess any off-balance-sheet concentrations of credit risk. Credit risk, defined as the likelihood of a counterparty defaulting on contractual obligations, poses a potential financial loss for the Company. The primary sources of the Company’s credit risk are its cash, investments and accounts receivable. To mitigate the risk of loss exposure, the Company follows a policy of holding its cash in high-credit quality financial institutions. Cash deposits, representing a concentration of credit risk, are the main economic instruments exposing the Company to such risks. The Company has allocated $5.7 million towards investments in government bonds held to maturity to diversify our credit risk exposure further and enhance our risk mitigation strategies. These bonds, issued by the United States Federal Government, are evaluated for credit risk based on the issuing entity’s creditworthiness. This investment strategy is aligned with our overarching objective to minimize potential financial losses by spreading risk across various high-credit quality assets and instruments. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 for accounts held within the United States. In the United Kingdom, the Company maintains cash balance accounts at financial institutions insured by the Financial Services Compensation Scheme, covering up to £85,000 (subject to currency translation rates to the United States dollar). Additionally, in the Netherlands, the Company’s cash balance accounts at financial institutions are insured by the “Dutch deposit guarantee scheme,” providing coverage up to €100,000 per person per bank.

As of December 31, 2023, and 2022, the Company held approximately $7.7 million and $24.5 million above insured limits, respectively, remaining unaffected by any losses in its bank accounts during this period.

During the year ending December 31, 2023, the Company did not report any sales to an individual customer that constituted more than 10% of its total sales. During the year ending December 31, 2022, the Company noted sales to a single customer amounting to $3.4 million, representing 12% of the Company’s total sales, in excess of 10% of its total sales.

As of December 31, 2023, and 2022, the Company’s accounts receivable from a single customer were recorded at approximately $1.1 million (13%) and $1.1 million (19%), respectively. Each instance surpassed the 10% mark of the Company’s total consolidated accounts receivable, indicating a significant concentration in customer receivables.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Accounts Receivable and Allowance for Doubtful Accounts

On January 1, 2023, the Company adopted Topic 326, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments. The Company extends credit to its customers in the ordinary course of business and has applied a new standard in evaluating estimated losses through an allowance for doubtful accounts. The Company makes judgments regarding its customer’s ability to make required payments, prevailing economic conditions, previous experience, and other factors. As these factors’ financial situation changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for credit losses, and losses have been within its expectations. The Company writes off receivables once it is determined that they are no longer collectible, as local laws allow.

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

Investment in Debt Securities

Vislink Technologies, Inc. invests in government bonds with the intent and ability to hold these investments until maturity. In alignment with ASC Topic 320, Investments—Debt and Equity Securities, such investments are classified as “Held-to-Maturity” (HTM) securities and are measured at amortized cost.

●	Classification: The Company classifies its investments in government bonds as “Held-to-Maturity” (HTM) securities based on management’s intent and ability to hold the securities to maturity. These HTM securities are recognized in the Company’s financial statements at their amortized cost, adjusted for the amortization of premiums and accretion of discounts to maturity.
●	Measurement: HTM securities are initially recognized at their acquisition cost, including transaction costs. Subsequently, they are measured at amortized cost using the effective interest method. This method considers the amortization of any discount or premium on the acquisition cost until maturity.
●	Interest Income: Interest income is accrued using the security’s effective yield, reflecting the time value of money.
●	Amortization of Discount and Premium: The amortization of the discount (or accretion of the premium) is included as part of the interest income recognized in the income statement, reflecting the adjustment to the investment’s yield.
●	Impairment: The Company periodically assesses HTM investments for impairment if objective evidence indicates an impairment has been incurred. It recognizes any loss when the present value of estimated future cash flows, discounted at the original effective interest rate, is less than the carrying amount.
●	Derecognition: A Held-to-Maturity investment is removed from the balance sheet when the right to receive cash flows has expired, or the Company has substantially transferred all ownership risks and rewards.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Business Combinations and Asset Acquisitions

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

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether the Company has acquired inputs and processes that can create outputs that would meet the definition of a business. When applying the screen test, significant judgment is required to determine whether an acquisition is a business combination or an acquisition of assets. Accounting for asset acquisitions falls under the guidance of Topic 805, Business Combinations, specifically Subtopic 805-50. A cost accumulation model is used to determine an asset acquisition’s cost. Assets acquired are based on their cost, generally allocated to them on a relative fair value basis. Direct acquisition-related costs are included in the cost of the acquired assets.

The distinction between business combinations and asset acquisitions involves judgment, particularly when applying the screen test to determine the nature of the transaction. Incorrect judgments or changes in decisions in these areas could materially affect the determination of goodwill, the recognition and measurement of acquired assets and assumed liabilities, and, consequently, our financial position and results of operations.

Property and Equipment

Property and equipment are presented at cost at the date of acquisition, less depreciation. Depreciation is computed using the straight-line method over estimated useful asset lives, ranging from 1 to 14 years. The costs of the day-to-day servicing of property and equipment and repairs and maintenance are recognized in the expenses as incurred.

Intangible Assets

Patents and licenses: patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s consolidated balance sheet and amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled approximately $-0- and $0.5 million for the years ended December 31, 2023, and 2022, respectively.

Other intangible assets: the Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT, Vislink Technologies, Inc., Mobile Viewpoint Corporate B.V. (“MVP”), and the assets of BMS. An independent third-party appraiser evaluated the acquired assets for these business transactions. In the absence of fair market values from potential buyers or comparable transactions, we concluded that the methodologies applied provided a reasonable estimate for the values assigned. The Company amortizes intangible asset costs over their useful lives of 3 to 15 years with its net book value reported on the balance sheet. Amortization totaled approximately $1.0 million each for the years ended December 31, 2023, and 2022, respectively.

Warranty Reserve

Although the Company tests its products under its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, where applicable, based on limited historical data, required revisions to the estimated warranty liability will occur.

The claims made during the year ended December 31, 2023, and 2022 were ordinary and customary. The warranty reserve is included in accrued expenses on the accompanying consolidated balance sheets and the cost of components in the accompanying consolidated statement of operations.

Warranty Reserve
December 31, 2021	$131,000
Warranty reserve expense	98,000
Warranty claims settled and true-up of accrual.	(117,000)
December 31, 2022	$112,000
Warranty reserve expense	432,000
Warranty claims settled, and true-up of accrual	(411,000)
December 31, 2023	$133,000

Shipping and Handling Costs

The Company invoices its shipping and handling charges to the customer, and we net these charges against the respective costs within general and administrative expenses. For the years ended December 31, 2023, and 2022, the shipping and handling costs incurred were $0.4 million and $0.7 million, respectively.

Treasury Stock

Treasury stock is recorded at cost upon the repurchasing of common shares, and the cost method is used upon the re-issuance of shares. Under U.S. GAAP, the excess of the acquisition cost over the re-issuance price of the treasury stock, if any, is recorded to additional paid-in capital, limited to the amount previously credited to additional paid-in capital if any. The Company charges the accumulated deficit for any excess.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Revenue Recognition

The Company accounts for its operating results under ASC Topic 606, adopted on January 1, 2019. This comprehensive revenue recognition model requires recognition when the Company transfers control of the promised goods or services to the Company’s customers at an amount that reflects the consideration the Company expects to receive. The application of ASC Topic 606 requires the Company to use more judgment and make more estimates than under previously issued guidance.

The Company generates all its revenue from contracts with customers. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised goods or services to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those services.

The Company determines revenue recognition through the following steps:

1. identification of the contract, or contracts, with a customer.

2. identification of the performance obligations in the contract.

3. determination of the transaction price.

4. allocation of the transaction price to the performance obligations in the contract; and

5. recognition of revenue when, or as, the Company satisfies a performance obligation.

At contract inception, the Company assesses the goods and services promised in the Company’s customer contracts and identifies a performance obligation for each. To determine the performance obligations, the Company considers all the products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. The Company measures revenue as the consideration we expect to receive in exchange for transferring goods and services. The value-added sales taxes and other charges the Company collects concurrent with revenue-producing activities are excluded from income.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Leases

The Company determines if an arrangement is a lease at inception. The Company recognizes lease expense for lease payments on a straight-line basis over the lease term. The Company includes operating leases as ROU assets, such as “Right of use assets, operating leases,” in the consolidated balance sheets. For lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion” in the consolidated balance sheets. The Company recognizes operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments for all leases with a term longer than 12 months. No lease and non-lease components are separated for all of the Company’s real estate contracts.

There were no capital leases, now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of December 31, 2023. The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of the Company’s leases do not provide an implicit rate, the Company determines our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842.

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

The expansion of Topic 718 fell under ASU 2018-07 to include share-based payment transactions for acquiring goods and services from non-employees. The measurement date for equity-classified non-employee share-based payment awards is no longer at the earlier date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Instead, the grant date is now considered the measurement date. Under today’s guidance, the measurement of non-employee share-based payment awards with performance conditions is at the lowest aggregate fair value, often resulting in a zero value. The new ASU aligns the non-employee share-based payment awards with performance conditions and accounting for employee share-based payment awards under Topic 718 by requiring entities to consider the probability of satisfying performance conditions. Current guidance requires entities to use the contractual term to measure the non-employee share-based payment awards. The new ASU allows entities to make an award-by-award election to use the expected duration (consistent with employee share-based payment awards) or the contractual term for non-employee awards.

Stock-Option Awards — Time-Based and Performance-Based

Under ASC Topic 718, the compensation cost is measured based on an award’s fair value at the grant’s date for the time vested option award using the Black Scholes-Merton formula as a valuation technique. The Company used the U.S. Treasury note’s rate over the expected option term for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For non-employee options, the expected term is the entire term of the option. Expected volatility is based on the average weekly share price changes over the shorter expected term or the period from the Nasdaq Capital Markets Exchange placement to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives.

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

Stock-Based Compensation (continued)

Restricted Stock Unit Awards (“RSUs”) — Time-Based

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

Restricted Stock Unit Awards (“RSUs”) — Performance-Based

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

Impairment and Abandonment

Right-of-use operating lease abandonment:

Approximately 2,700 square feet of manufacturing space at the Colchester, UK facility were abandoned as part of the Company’s strategic decision to relocate its UK manufacturing division to the United States commencing in September 2023. Impracticable conditions made subletting the unused space unachievable, and the Company considered it abandoned. According to ASC 360, leased space abandonment is an impairment indicator, and the Company assessed whether the lease ROU assets were impaired. It was determined that approximately $0.1 million of the Company’s right-of-use operating assets were impaired.

Management decided to vacate the Billerica, MA facility as part of the Company’s cost savings strategy implemented in the third quarter of the fiscal year 2022. The location’s economic environment precluded subletting, and management determined the (leased facility) to be abandoned as of September 30, 2022. Under ASC 360, leased space abandonment is an impairment indicator, and the Company assessed the lease right-of-use (“ROU”) assets for impairment.

For the years ending December 31, 2023, and 2022, the Company recognized a loss on impairment of ROU assets of approximately $0.1 million each, respectively.

Income Taxes

Under ASC 740, as part of our consolidated financial statements, we must estimate our income tax provision (benefit) in each jurisdiction we operate. The Company uses the asset and liability method of accounting for income taxes. The recognition of deferred income tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases fall under this method. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled. The recognition of the effect on deferred tax assets and liabilities of a change in tax rates in income is in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which management cannot conclude that it is more likely than not that such deferred tax assets will be realized. The Company will file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company recognizes the impact of an uncertain tax position in its financial statements if, in management’s judgment, it is more likely than not sustainable upon audit based upon the position’s technical merits. It involves identifying potential uncertain tax positions, evaluating applicable tax laws, and assessing whether the liability for uncertain tax positions is necessary. The Company’s policy is to classify assessments, if any, for tax-related interest expenses and penalties as general and administrative expenses.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Advertising Costs

Advertising costs are charged to operations as incurred. For the years ended December 31, 2023, and 2022, respectively, advertising costs amounted to approximately $0.7 million and $1.0 million. The Company includes advertising costs in general and administrative expenses in the accompanying consolidated statement of operations.

Sales Tax and Value-Added Taxes

The Company accounts for sales taxes and value-added taxes imposed on its goods and services on a net basis.

Loss Per Share

The Company reports loss per share under ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. The basic loss per share calculation divides the net loss allocable to common stockholders by the weighted average shares of common stock outstanding during the period without considering common stock equivalents. The diluted loss per share calculation is calculated by adjusting the weighted-average shares of common stock outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, excellent for the period determined using the treasury stock method. Common stock equivalents are excluded from the diluted net loss per share calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

Foreign Currency and Other Comprehensive (Gains) Losses

The Company records gains or losses resulting from foreign currency transactions in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions that are considered long-term investments that are accumulated and credited or charged to other comprehensive income. The Company has two foreign subsidiaries, one in the United Kingdom and the other in the Netherlands, and their functional currencies are British Pounds and Euros, respectively. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates at the balance sheet date and for income statement accounts using an average exchange rate for the years ending December 31, 2023, and 2022, respectively. The Company has included gains or losses from such translation as a separate component of accumulated other comprehensive (loss) income.

Transaction gains and losses are recognized in the Company’s operations’ results based on the difference between the foreign exchange rates on the transaction date and the reporting date. The foreign currency exchange gains and losses are a component of general and administrative expenses in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments and Fair Value Measurements

The authoritative guidance for fair value measurements under topic ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not assumptions specific to the entity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques reflect assumptions other market participants would use based on the market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

●	Level 1 is observable inputs such as quoted prices in active markets,
●	Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, and
●	Level 3 is defined as unobservable inputs in which little or no market data exists, requiring an entity to develop its assumptions.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Fair Value of Financial Instruments and Fair Value Measurements (continued)

Our financial instruments include cash equivalents, investments, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and short-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, and accrued expenses are generally considered representative of their respective fair values because of the short-term nature of those instruments.

Redeemable Preferred Stock

In November 2022, the Company’s board of directors approved the designation of a Series A Preferred Stock created for the sole purpose of the January 11, 2023, Special Meeting of stockholders relating to the consideration of a “Reverse Stock Split Proposal.” The Series A Preferred Stock had a par value of $0.00001 per share. The Preferred Stock was redeemable upon the holder not participating at any meeting of stockholders held to vote on the Reverse Stock Split immediately before the opening of the polls at such meeting (the “Initial Redemption Time”) shall automatically be redeemed by the Corporation at the Initial Redemption Time without further action on the part of the Corporation or the holder thereof (the “Initial Redemption”). Any outstanding shares of Series A Preferred Stock that were not redeemed under an Initial Redemption were redeemed in whole on March 24, 2023, but not in part (i) if such redemption was ordered by the Board of Directors in its sole discretion, automatically and effective on such time and date specified by the Board of Directors in its sole discretion or (ii) automatically upon the approval by the Corporation’s stockholders of the Reverse Stock Split at the Special Meeting held for voting on the Reverse Stock Split proposal.

Under the guidance of ASC Topic 480, all Series A Preferred Stock shares have been presented outside of permanent equity in the mezzanine equity section on the consolidated balance sheets.

Recently Issued Accounting Pronouncements

Adopted:

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, including accounts receivable. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model. It is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. Under ASC 326, the Company evaluates specific criteria, including aging and historical write-offs, the current economic condition of customers, and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company completed its assessment of the new standard and did not adjust the opening balance of retained earnings relating to its trade receivables. The Company writes off receivables once it is determined that they are no longer collectible, as local laws allow.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Recently Issued Accounting Pronouncements (continued)

Not yet adopted:

In February 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280). This update revises the reporting requirements for operating segments of public entities, aiming to enhance the transparency and usefulness of segment reporting. As of the date of these financial statements, the Company has not formally adopted ASU 2023-07, which becomes effective for public entities for reporting periods beginning after December 15, 2023. However, it is essential to note that our Company operates as a single reporting segment. Due to this structure, the Company inherently met the updated disclosure requirements of ASU 2023-07 without needing additional segment-specific information. Our current operating segment structure aligns with the objectives of the new standard, emphasizing explicit and meaningful segment reporting. We have assessed that there will be no significant impact on our financial statements upon adopting ASU 2023-07. We will continue to monitor any further guidance FASB provides and ensure compliance with the reporting standards. As the Company formally adopted ASU 2023-07, the Company remained committed to transparency and clarity in our financial reporting. Our subsequent financial statements will provide further updates regarding compliance with this and other accounting standards.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, enhancing transparency in income tax disclosures. This ASU applies to entities under Topic 740, requiring detailed rate reconciliation and disclosures of taxes paid. It mandates public business entities to disclose rate reconciliation categories annually and specifies a quantitative threshold for reconciling items. Other entities must provide qualitative disclosures. The update is effective for public business entities for annual periods beginning after December 15, 2024, and other entities after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of ASU 2023-09 on its financial statements and will provide updates, if necessary, alongside other accounting standards in future financial statements.

Recent Accounting Pronouncements

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 — LOSS PER SHARE

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	For the years ended
	December 31,
	2023	2022
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	51	41
Warrants	456	459
	507	500

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — FOREIGN CURRENCY AND OTHER COMPREHENSIVE (GAINS) LOSSES

The Company has recognized foreign exchange gains and losses and changes in accumulated comprehensive loss approximately as follows:

	For the years ended
	December 31,
	2023	2022
Net foreign exchange transactions:
(Gains) Losses	$49,000	$24,000

Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$(310,000)	$1,040,000

Amounts were converted from British Pounds to U.S. Dollars and Euros to British Pounds using the following exchange rates:

●	As of December 31, 2023 – £1.273840 to $1.00; €1.105890 to $1.00
●	The average exchange rate for the year ended December 31, 2023 – £1.243463 to $1.00; €1.081317 to $1.00
●	As of December 31, 2022 – £ 1.208970 to $1.00; € 1.069850 to $1.00
●	The average exchange rate for the year ended December 31, 2022 – £ 1.236579 to $1.00; € 1.052082 to $1.00

NOTE 6 — CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of unrestricted funds invested in a money market mutual fund. The following table illustrates the Company’s cash and cash equivalents:

	For the years ended
	December 31,
	2023	2022

Cash on hand	$1,776,000	$25,627,000
Federally insured money market mutual funds	6,706,000	—
Total cash and cash equivalents	$8,482,000	$25,627,000

NOTE 7 — INVESTMENTS

The Company used cash to purchase the following debt instruments:

●	On January 23, 2023, the Company purchased a bond for $4,812,500, “HSBC USA INC CP,” with a face value of $5,065,789, a par value of $5,000,000, maturing October 24, 2023, a 5.1948% interest rate, at a discount of $253,289. The bond was redeemed on maturity at a loss of approximately $82,000.

●	On February 1, 2023, the Company purchased a bond for $5,025,479, “Federal Home Loan Banks,” with a face value of $4,999,750 and accrued interest of $25,729, a par value of $5,000,000, maturing December 22, 2023, at an interest rate of 4.750%. The bond was redeemed at face value on the date of maturity.

●	On February 28, 2023, the Company purchased a bond for $950,000, “Federal National Mortgage Association,” with a face and par value of $950,000, maturing February 28, 2024, at an interest rate of 5.07%. The value on December 31, 2023, was $949,000.

●	On October 11, 2023, the Company purchased a bond for $4,711,000, “HSBC USA INC CP,” with a face value of $5,000,000, maturing October 11, 2024, at a 6.262291% interest rate. The value on December 31, 2023, was $4,714,000.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INVESTMENTS (continued)

The Company identified these transactions as investments in debt securities. It applies the guidance under ASC Topic 320, “Investments in debt securities,” and for interest income guidance under ASC Topic 310-20, “Receivables.” As of December 31, the abovementioned investments have a stated maturity of one year or less. Management intends to treat these investments as held to maturity.

The Company’s investments held to maturity are as follows as of December 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Federal Bonds	$5,663,000	$68,000	$—	$5,731,000

NOTE 8 — FAIR VALUE OF ASSETS AND LIABILITIES

As defined under ASC 820, “Fair Value Measurement and Disclosures,” the following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis on December 31, 2023, and 2022, consistent with the fair value hierarchy provisions. The asset impairment is a non-recurring level 3 measurement.

	Quoted Prices in Active Markets of Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
December 31, 2023:
Federal Bonds Held to Maturity	$—	$5,731,000	$—	$5,731,000
Right of use asset impairment	—	—	83,000	83,000
	$—	$5,731,000	$83,000	$5,814,000

Liabilities	$—	$—	$—	$—

Assets
December 31, 2022:
Federal Bonds Held to Maturity	$—	$—	$—	$—
Right of use asset impairment	—	—	88,000	88,000
	$—	$—	$88,000	$88,000

Liabilities	$—	$—	$—	$—

NOTE 9 — ASSET ACQUISITION

On September 14, 2023, Vislink Poway, LLC (“Poway”), a wholly-owned subsidiary of the Company formed on September 13, 2023, entered into an asset purchase agreement with BMS, acquiring working in process inventory consisting of microwave technology systems involving long-range data transmission and assuming certain liabilities in exchange for $200,000 in cash consideration paid at together with a commitment to acquire additional inventory for $230,000 on October 2, 2023, with title to the inventory passing to Poway on October 2, 2023.The transaction was accounted for as an acquisition of assets under U.S. GAAP. Accordingly, the acquisition cost was allocated on a relative fair value basis, and transaction costs were capitalized as a component of the cost of the assets acquired.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — ASSET ACQUISITION (continued)

The Company recorded the purchase of this agreement under purchase price accounting, recording the fair value of the assets acquired and the liabilities assumed based upon the purchase price, as summarized in the table below:

Assets acquired:
Work-in-process inventory	$66,042
Intangible assets - customer relationships	495,372
total assets	561,414

Liabilities assumed:
Deferred revenue	292,014
total liabilities	292,014

Total cash used for asset acquisition	$269,400

Cash used in acquisition:
Acquisition price	$200,000
Transaction costs	69,400
Total cash used for asset acquisition	$269,400

NOTE 10 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	For the years ended
	December 31,
	2023	2022
Accounts receivable	$9,389,000	$6,680,000
Allowance for doubtful accounts	(709,000)	(673,000)
Net accounts receivable	$8,680,000	$6,007,000

During the years ended December 31, 2023, and 2022, the Company incurred bad debt expenses of $25,000 and $21,000, respectively. Additionally, for the years ended December 31, 2023, and 2022, we experienced bad debt recoveries of $10,000 and $517,000, respectively.

NOTE 11 — INVENTORIES

Inventories included in the accompanying consolidated balance sheet are stated at the lower of cost or market as summarized below:

	For the years ended
	December 31,
	2023	2022
Raw materials	$12,890,000	$12,038,000
Work-in-process	1,458,000	1,474,000
Finished goods	5,599,000	4,460,000
Sub-total inventories	19,947,000	17,972,000
Less reserve for slow-moving and excess inventory	(5,918,000)	(5,951,000)
Total inventories, net	$14,029,000	$12,021,000

Inventory valuation adjustments consist primarily of written-off items due to obsolescence or reserved for slow-moving or excess inventory. The Company recorded inventory valuation adjustments of $487,000 and $1,143,000 as of December 31, 2023, and 2022, respectively. Additionally, under the Company’s product rationalization program, management eliminated specific product lines impairing $-0- and $1,787,000 of inventory as of December 31, 2023, and 2022, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

		For the years ended
	Useful Life	December 31,
	(Years)	2023	2022
Cost:
Furniture and fixtures	1 – 10	$347,000	$308,000
Leasehold improvements (a)	1 – 14	443,000	443,000
Computers, software, and equipment	1 – 11	3,677,000	3,016,000
		4,467,000	3,767,000
Accumulated depreciation		(2,565,000)	(2,333,000)
Property and equipment, net		$1,902,000	$1,434,000

Property and equipment depreciation amounted to $232,000 and $201,000 for the years ended December 31, 2023, and 2022, respectively. Additionally, the Company removed $228,000 of fully depreciated leasehold improvement from its records during December 31, 2022, and none for the year ending December 31, 2023.

(a)	The shorter economic life or remaining lease term.

NOTE 13 — INTANGIBLE ASSETS

The Company continuously monitors operating results, events, and circumstances that may indicate potential impairment of intangible assets. Management concluded that no triggering events occurred during the year ended December 31, 2023.

The following table illustrates finite intangible assets as of December 31, 2023, and 2022:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net

December 31, 2023:
Balance, January 1, 2023	$2,132,000	$(815,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,189,000)	$5,095,000	$(3,074,000)	$4,400,000

Additions	—	—	—	—	—	—	496,000	—	496,000

Amortization	—	(593,000)	—	—	—	(138,000)	—	(299,000)	(1,030,000)
Balance, December 31, 2023	$2,132,000	$(1,408,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,327,000)	$5,591,000	$(3,373,000)	$3,866,000

December 31, 2022:
Balance, January 1, 2022	2,132,000	(223,000)	12,378,000	(11,843,000)	2,251,000	(1,052,000)	5,095,000	(2,817,000)	5,921,000

Amortization	—	(592,000)	—	(535,000)	—	(137,000)	—	(257,000)	(1,521,000)

Balance, December 31, 2022	$2,132,000	$(815,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,189,000)	$5,095,000	$(3,074,000)	$4,400,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — INTANGIBLE ASSETS (continued)

The Company’s groups of intangible assets consist primarily of:

Proprietary Technology:

Generally, the Company amortizes proprietary technology over 3 to 5 years. MVP uses wireless multiplex transmitters and artificial intelligence internally to produce and sell products and services to customers.

Patents and Licenses:

Patents and licenses filed by the Company are amortized for 18.5 to 20 years. The amortization of the costs associated with provisional patents and pending applications begins after successful review and filing.

Trade Name, Technology, and Customer Relationships:

Other intangible assets are amortized for 3 to 15 years. IMT, Vislink Technologies, Inc., MVP, and Poway acquisitions contributed to developing these intangible assets, including trade names, technology, and customer lists.

The Company has recognized net capitalized intangible costs as follows:

	For the years ended
	December 31,
	2023	2022
Proprietary Technology	$726,000	$1,319,000
Patents and Licenses	—	—
Trade Names and Technology	922,000	1,060,000
Customer Relationships	2,218,000	2,021,000
	$3,866,000	$4,400,000

The Company has recognized the amortization of intangible assets as follows:

	For the years ended
	December 31,
	2023	2022

Proprietary Technology	$593,000	$592,000
Patents and Licenses	—	535,000
Trade Names and Technology	138,000	137,000
Customer Relationships	299,000	257,000
	$1,030,000	$1,521,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 4.9 years. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending December 31,
2024	$783,000
2025	781,000
2026	651,000
2027	346,000
2028	288,000
Thereafter	1,017,000
$3,866,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	For the years ended
	December 31,
	2023	2022
Compensation	$567,000	$246,000
Commissions	106,000	47,000
Warranty	135,000	112,000
Accrued expenses other	770,000	908,000
Deferred equity	—	255,000
	$1,578,000	$1,568,000

NOTE 15 — NOTES PAYABLE

The table below represents the Company’s notes payable as of December 31, 2023, and 2022:

	For the years ended
	December 31,
	2023	2022

On April 5, 2022, the Company renewed its D & O insurance policy, decreasing the premium to approximately $1,037,000, less a down payment of $194,000, financing the remaining balance of approximately $943,000. The loan’s terms are nine months at a 2.09% annual interest rate and a monthly principal and interest payment of approximately $84,000. The Company recorded interest expense of $6,000 and $-0- for the years ended December 31, 2022, and 2021, respectively.	$—	$84,000

On April 5, 2023, the Company renewed its D & O insurance policy, reducing the premium to approximately $811,000, less a down payment of $288,000, financing the remaining balance of approximately $523,000. The loan’s terms are for nine months at a 6.14% annual interest rate and a monthly principal and interest payment of approximately $67,000. Accordingly, the Company recorded interest expenses of $12,100 and $-0- for the years ending December 31, 2023, and 2022, respectively.	—	—
	$—	$84,000

NOTE 16 — LEASES

Aside from renting office spaces, deployment sites, and storage warehouses, the company leases warehouse facilities internationally and domestically. As of December 31, 2023, the operating leases exhibit diverse terms and provisions, with lease durations spanning one to four years. Some individual leases include rent escalation clauses and lease concessions that entail additional rental payments in the latter years of the lease period. Such contracts are accounted for on a straight-line basis throughout the minimum lease term.

The table below lists the location and lease expiration date from 2025 through 2027:

Location	Square Footage	Lease-End Date		Approximate Future Payments
Colchester, U.K. – Waterside House	13,223	Dec	2025	$502,000
Lutton, UK	600	Jan	2025	32,000
Billerica, MA	2,000	Dec	2026	316,000
Mount Olive, NJ	7,979	May	2027	470,000
Trivex, Singapore	950	Aug	2025	60,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — LEASES (continued):

The following represents lease activity for the year ending December 31, 2023:

Lutton, UK

A one-year lease for 600 square feet of administrative office space in Lutton, UK, was signed on September 1, 2023, and will run through May 31, 2024, at approximately $2,100 per month. A two-year lease for 600 square feet was executed at another location and will run from February 1, 2023, through January 31, 2025, at approximately $2,500 per month.

Dubai, UAE

The Company renewed its lease for 976 square feet of administrative office space in Dubai Studio City, UAE, commencing on July 3, 2023, and terminating on July 2, 2024, for approximately $1,632 monthly.

Poway, CA

Included in the September 14, 2023, acquisition of assets from Broadcast Microwave Services, LLC (BMS) was a sublease of approximately 11,715 square feet of general office use facilities previously held under a six-month agreement with BMS, with lease responsibilities conveyed to Vislink Poway, LLC. The initial lease term commenced with a monthly rent of approximately $22,300 and concluded on March 13, 2024. On February 12, 2024, Vislink Poway, LLC signed a renewal agreement for the same space. The renewal term is set for one year and ten and a half months, commencing on March 14, 2024, and ending on January 31, 2026. The base rent for the renewal period is established at $22,926 per month.

Colchester, U.K.

Approximately 2,700 square feet of manufacturing space at the Colchester, U.K. facility were abandoned as part of the Company’s strategic decision to relocate its U.K. manufacturing division to the United States commencing in September 2023, with approximately 13,200 square feet of remaining space. Impracticable conditions made subletting the unused space unachievable, and the Company considered it abandoned. According to ASC 360, leased space abandonment is an impairment indicator, and we assessed whether the lease “Right of use assets, operating leases” (ROU) assets were impaired. It was determined that approximately $83,000 of the Company’s right-of-use operating assets were impaired.

Hemel, United Kingdom

Under the original lease agreement dated April 28, 2017, a “break clause” signifying a “break date” of October 28, 2020, sighted the following: the Company may terminate this lease on the “break date” by giving the landlord such notice within six months of the “break date.” At the lease’s commencement, it was not reasonably sure if the Company would exercise its right by the break clause’s date. These measures upheld the determination of the lease’s noncancellable period for adopting ASC 842 on January 1, 2019. The lease term of 22 months as of January 1, 2019, helped calculate the remaining lease payments’ net present value assigned to the right-of-use asset and operating lease liability upon the adoption date. The total annual rent under this lease is approximately $175,000, covering 12,870 square feet of manufacturing and administrative office space. Neither party exercised their unilateral termination rights by the “break date,” triggering a lease extension. Both parties’ inaction creates new enforceable rights and obligations in the extended period, such that the lease agreement terminates on October 27, 2023.

Trivex, Singapore

The Company renewed its lease for 950 square feet of administrative office space commencing on August 10, 2023, and terminating on August 92, 2025, for approximately $3,100 monthly.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — LEASES (continued):

The following represents lease activity for the year ending December 31, 2022 (continued):

Billerica, MA

Management vacated the Billerica property during the third quarter of the fiscal year 2022. The economic environment of this location precluded subletting an unoccupied site, and the leased facility was determined to be abandoned. Under ASC 360, leased space abandonment is an impairment indicator. The Company assessed the lease ROU assets for impairment, recognizing a loss on impairment of right-of-use assets of approximately $88,000.

The following table illustrates Right-Of-Use operating lease data recorded for the years ended December 31, 2023, and 2022:

	For the years ended
	December 31,
	2023	2022
Right-of-use assets:
Cost	$2,385,000	$2,260,000
Accumulated amortization	(1,643,000)	(1,185,000)

	$742,000	$1,075,000

Operating lease liability:
Current portion	$463,000	$455,000
Non-current portion	755,000	1,107,000

	$1,218,000	$1,562,000

Weighted average discount rate	9.4%	9.4%

Weighted average remaining term for lease contracts	2.6 years	3.4 years

Lease maturity dates for right-of-use operating leases	July 2025 to May 2027	July 2023 to May 2027

Lease cost:
Operating lease cost	$435,000	$438,000
Short-term lease cost	126,000	93,000

Total lease cost	$561,000	$531,000

Cash paid for lease liabilities:
Cash flows from operating leases	$643,000	$543,000

Right-of-use assets obtained in exchange for new operating lease liabilities	$171,000	$—

Maturities of our operating lease liabilities were as follows as of December 31, 2023:

Amount

2024	$559,000
2025	513,000
2026	249,000
2027	59,000
2028	—
Thereafter	—
Total lease payments	1,380,000
Less: imputed interest	162,000
Present value of lease liabilities	1,218,000
Less: Current lease liabilities	463,000
Non-current lease liabilities	$755,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — PREFERRED SHARES

Preferred Stock

In March 2013, the issuance of up to 10.0 million shares of “Blank Check” preferred stock with a par value of $0.00001 per share received approval from the stockholders of the Company.

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

The Series A Preferred Stock was not convertible into, or exchangeable for, shares of any other class, series of stock, or other securities of the Company. The Series A Preferred Stock had no stated maturity and is not subject to any sinking fund. The Series A Preferred Stock was not restricted to the Company’s redemption or repurchase of shares when there was any arrearage in the payment of dividends or sinking fund installments. The Certificate of Designation was filed with the Delaware Secretary of State and became effective on November 9, 2022. The holders of Series A Preferred Stock were not entitled to receive dividends.

On January 11, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) whereby stockholders voted on a proposal to authorize the Board, at its discretion, to affect the Reverse Stock Split. All shares of Series A Preferred Stock that were not present in person or by proxy at the Special Meeting held to vote on the Reverse Stock Split immediately before the opening of the polls at such meeting (the “Initial Redemption Time”) were automatically redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series A Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series A Preferred Stock that were not redeemed according to an Initial Redemption were redeemed in whole but not in part on March 24, 2023 (i) if the Board ordered such redemption in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Company’s stockholders of the Reverse Stock Split at the Special Meeting held for voting on such proposal (“the Subsequent Redemption”).

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — PREFERRED SHARES (continued)

Series A Preferred Stock (continued)

The Company was not solely in control of the redemption of the shares of Series A Preferred Stock since the holders had the option of deciding whether to vote in respect of the above-described Reverse Stock Split, which determined whether a given holder’s shares of Series A Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series A Preferred Stock was not solely in the control of the Company, the shares of Series A Preferred Stock were classified within mezzanine equity in the Company’s audited consolidated balance sheet. The shares of Series A Preferred Stock were measured at redemption value. The value of Series A Preferred Stock shares as of December 31, 2023 and 2022, was de minimis.

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

As of December 31, 2023, -0- shares are authorized, and no Series A Preferred Stock are issued or outstanding.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock, $0.00001 par value per share. As of December 31, 2023, and 2022, the Company had 2,439,923 and 2,367,362 issued and 2,439,790 and 2,367,229 shares outstanding, respectively.

Common Stock Activity

For the year ending December 31, 2023

●	Issued 10,000 shares of common stock to specific board members as part of a commitment agreement valued at $200,000. The common stock’s value was determined on the agreement’s original date.

●	Issued 14,193 shares of common stock as payment of the minimum withholding tax obligation due upon the vesting of shares restricted stock units.

●	Issued 48,368 shares of common stock, net of 14,193 shares attributable to withholding tax, upon the exercise of restricted stock units under the Company’s various stock compensation plans.

●	Recognized approximately $1,942,000 of stock-based compensation costs associated with outstanding stock options in general and administrative expenses offsetting additional capital investments.

For the year ending December 31, 2022

●	Issued 357,778 shares of common stock as payment of the minimum withholding tax obligation due upon the vesting of shares restricted stock units.

●	Issued 1,159,044 shares of common stock, net of 357,778 shares attributable to withholding tax, upon the exercise of restricted stock units under the Company’s various stock compensation plans.

●	Under the terms of an $80,000 consulting agreement, on May 4, 2022, 38,703 shares of common stock were valued at $0.81 per share on the issuance date with a total value of $31,349 in satisfaction of $40,000. The value of the common stock issued was based on the fair value of the stock at the time of the issuance. On July 19, 2022, 38,703 shares of common stock were valued at $0.59 per share on the issuance date, with a total value of $22,835 in satisfaction of the remaining balance of $40,000. The Company recognized a total gain on debt settlement of $25,816.

●	Recognized approximately $1,565,000 of stock-based compensation costs associated with outstanding stock options recorded in general and administrative expenses offsetting additional paid-in capital.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

During the year ended December 31, 2023, 2,666 warrants expired. As of December 31, 2023, these outstanding warrants contained no intrinsic value. The weighted average exercise price of warrants outstanding on December 31, 2023, is $65.10, with a weighted average remaining contractual life of 2.1 years.

The following tables set forth common stock purchase warrants outstanding as of December 31, 2023, and 2022:

	Number of Warrants (in shares)	Weighted Average Exercise Price

Outstanding, December 31, 2021	460,491	$82.00
Warrants expired	(1,745)	(2624.00)
Outstanding and exercisable, December 31, 2022	458,746	71.60
Warrants expired	(2,666)	(1,200.30)
Outstanding and exercisable, December 31, 2023	456,080	$65.10

	Common stock issuable upon exercise of warrants outstanding and exercisable
	For the year-ending			For the year-ending
	December 31, 2023			December 31, 2022
Range of Exercise Prices	Warrants Outstanding and Exercisable (in shares)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Outstanding and Exercisable (in shares)	Weighted Average Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price
$65.00	454,546	3.11 yrs	$65.00	454,546	3.11 yrs	$65.00
$68.20	1,500	1.18 yrs	$68.20	1,500	1.18 yrs	$68.20
$600.00	34	1.54 yrs	$600.00	34	1.54 yrs	$600.00
$1,200.00	—	—	$—	2,666	0.41 yrs	$1,200.00
	456,080	3.10 yrs	$65.10	458,746	3.10 yrs	$71.60

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — STOCK-BASED COMPENSATION

Overview

Vislink Technologies, Inc. and its subsidiaries (“the Company”) leverage stock-based compensation as a strategic tool to attract, motivate, and retain key personnel. This aligns their interests with those of our shareholders by offering them a stake in the Company’s success. We administer various plans that grant stock options and Restricted Stock Units (RSUs) to our officers, directors, key employees, and consultants.

Long-Term Stock Incentive Plan Awards

The Company operates multiple equity incentive plans, including the 2013 Stock Option Plan, 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan, and 2017 Incentive Compensation Plan. These plans facilitate the granting of stock options, which may be settled in shares or net-settled, emphasizing our flexible approach to compensation. The options vest over three years and are exercisable up to ten years from the grant date.

Significant modifications and enhancements have been made to our plans over time to ensure they continue to serve the intended purpose effectively. This includes the immediate vesting provisions for terminated employees and removing a cap on the annual share awards per participant, reflecting our adaptability to changing business and operational needs.

Inducement Awards

The Company grants time-vested and performance-based stock options under inducement awards, consistent with NASDAQ Listing Rule 5653(c)(4). These inducement awards, granted outside of our existing equity compensation plans, are designed to reward employees for their commitment and performance toward achieving our strategic goals.

Time-Based and Performance-Based Stock Option Awards

The Company’s stock option awards are granted under terms that ensure they vest based on time or performance-based criteria. Performance-based awards are tied to achieving specific financial metrics, aligning employee rewards with the Company’s success. The Company granted time-vested stock options and performance-based stock options to various employees in connection with their employment agreements. The ten-year, non-statutory time-vested, and performance-based option inducement awards were granted under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (all subject to continued employment).

Time-based and Performance-Based Restricted Stock Unit Awards (“RSUs”)

The Company’s RSUs are granted under terms that ensure they vest based on time or performance-based criteria. Performance-based awards are tied to achieving specific financial metrics, aligning employee rewards with the Company’s success.

The Company granted awards under the amended plan for time-based restricted stock units (“RSUs”) to various employees subject to continued employment. The RSUs initially vest between 25% and 33% on their one-year anniversary dates and will vest between 24 and 36 equal monthly periods thereafter. Additionally, the Company granted awards under the amended plan for performance-based restricted stock units subject to performance vesting conditions and continued employment. The RSUs will vest in three equal tranches upon reaching performance conditions for each tranche.

2023 Omnibus Equity Incentive Plan

The Company received stockholder approval on August 23, 2023, to adopt the 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), which will enable it to continue to grant equity-based compensation awards to employees (including officers), non-employee consultants, non-employee directors, and affiliates. The 2023 Plan replaces the 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan, and 2017 Incentive Compensation Plan. The Company has ceased granting awards under the 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan, and 2017 Incentive Compensation Plan. The Company has been authorized to reserve 166,415 shares of its common stock for delivery under the 2023 Plan. The 2023 Plan rewards eligible participants for contributing to the Company’s success and encourages retaining and recruiting qualified personnel. The Company’s Board of Directors and Compensation Committee will administer the 2023 Plan.

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

As shown in the following table, stock-based compensation expense is included in general and administrative costs under the following plans:

	For the years ended
	December 31,
Equity-based plans:	2023	2022

Long-term stock incentive plan awards	$—	$1,000
Time-vested option inducement awards	181,000	179,000
Time-based restricted stock awards	1,761,000	1,385,000
	$1,942,000	$1,565,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — STOCK-BASED COMPENSATION (continued)

The following table illustrates supplementary data under various equity compensation plans:

	For the years ended				For the years ended
	December 31,				December 31,
	2023		2022		2023		2022
	Quantity	Weighted Average	Quantity	Weighted Average	Quantity	Weighted Average	Quantity	Weighted Average

	Long-term stock incentive plan awards				Time-vested option inducement awards
Balance-January 1, outstanding	2,250	$1,756.01	2,496	$1,760.80	24,725	$12.90	24,725	$20.20
Canceled, expired, forfeited	(88)	(1,431.14)	(246)	(1,934.00)	(6,759)	(8.63)	—	—
Balance-December 31, outstanding	2,162	$1,768.46	2,250	$1,756.01	17,966	$6.27	24,725	$12.90
Balance-December 31, exercisable	2,162	$1,768.46	2,250	$1,756.01	17,592	$27.23	18,027	$21.13
Remaining compensation expense	$—		$—		$113,000		$319,000
Remaining amortization period	0.0 years		0.0 years		0.1 years		1.1 years
Weighted average remaining contractual life – options outstanding and exercisable	3.5 years and 3.5 years		4.5 years and 4.5 years		6.1 years and 6.1 years		7.1 years and 7.1 years
Intrinsic value per share	$—		$—		$—		$—
Range of exercise prices	$139.20 to $1,944.00		$139.20 to $1,944.00		$34.20		$19.20 to $34.20

	Performance-based stock option inducement awards				Time-based restricted stock awards
Balance-January 1, outstanding	12,500	$33.12	12,500	$33.12	140,736	$23.09	39,933	$63.40
Granted	—	—	—	—	53,750	8.17	107,053	20.80
Canceled, expired, forfeited	—	—	—	—	(19,415)	(21.48)	(6,250)	(13.60)
Stock units exercised	—	—	—	—	(48,368)	(41.58)	—	—
Balance-December 31, outstanding	12,500	$33.12	12,500	$33.12	126,703	$11.92	140,736	23.09
Balance-December 31, exercisable	—	$—	—	$—	30,692	$36.98	20,794	$66.60
Remaining compensation expense	$414,000		$414,000		$1,511,000		$3,248,000
Remaining amortization period	1.1 years		2.1 years		1.6 years		2.3 years
Weighted average remaining contractual life – options outstanding and exercisable	6.1 years and 0.0 years		7.1 years and 0.0 years		1.9 years and 1.7 years		2.5 years and 1.4 years
Intrinsic value per share	$—		$—		$—		$—
Range of exercise prices	$34.20		$34.20		$5.71 to $72.00		$19.60 to $72.00

					Performance-based restricted stock awards
Balance-January 1, outstanding					71,303	$21.01	63,369	$58.00
Granted					12,500	5.68	71,303	21.00
Canceled, expired, forfeited					(19,649)	(21.62)	—	—
Stock units exercised					—	—	(63,369)	(58.00)
Balance-December 31, outstanding					64,154	$18.02	71,303	$21.01
Balance-December 31, exercisable					—	$—	—	$—
Remaining compensation expense					$1,156,000		$1,498,000
Remaining amortization period					2.1 years		2.8 years
Weighted average remaining contractual life – options outstanding and exercisable					2.1 years and 0.0 years		2.8 years and 0.0 years
Intrinsic value per share					$—		$—
Range of exercise prices					$5.80 to $21.00		$21.00

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Pension:

The Company may make a matching contribution to its employees’ 401(k) plan. Furthermore, Vislink Technologies, Inc. operates a Group Personal Plan through its UK subsidiary, investing funds with Royal London. Employees of the Company in the United Kingdom are entitled to participate in the Company’s employee benefit plan, to which varying amounts are contributed according to their status. Additionally, the Company operates a stakeholder pension plan in the United Kingdom.

The table below represents the Company’s matching contributions as follows:

	For the year ended
	December 31,
	2023	2022
Company matching contributions - Group Personal Pension Plan, U.K.	$140,000	$166,000

NOTE 21 — CONCENTRATIONS

Customer Concentration Risk

During the year ending December 31, 2023, the Company did not report any sales to an individual customer that constituted more than 10% of its total sales. Conversely, during the year ending December 31, 2022, the Company noted sales to a single customer amounting to $3,436,000, representing 12% of the Company’s total sales, in excess of 10% of its total sales.

As of December 31, 2023, and 2022, the Company’s accounts receivable from a single customer were recorded at approximately $1,111,000 (13%) and $1,138,000 (19%), respectively. Each instance surpassed the 10% mark of the Company’s total consolidated accounts receivable, indicating a significant concentration in customer receivables.

Vendor Concentration Risk

During the fiscal year ending December 31, the Company recorded $2,132,000 to a single vendor, exceeding 10% of the Company’s total consolidated vendor purchases. During the year ending December 31, 2022, there were no instances where the Company’s purchases from any single vendor exceeded 10% of its total annual consolidated inventory purchases.

However, on December 31 of 2023 and 2022, the Company recorded accounts payable to a particular vendor at approximately $652,000 (20%) and $273,000 (10%), respectively. Each amount exceeded 10% of the Company’s total consolidated accounts payable, highlighting a concentration risk associated with this vendor.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. The Company disaggregated revenue by primary geographical markets and revenue sources in the following tables:

	For the years ended
	December 31,
	2023	2022
Primary geographical markets:
North America	$13,501,000	$12,037,000
South America	528,000	182,000
Europe	6,420,000	8,958,000
Asia	3,354,000	1,851,000
Rest of World	3,679,000	5,103,000
	$27,482,000	$28,131,000
Primary revenue source:
Equipment sales	$24,054,000	$25,667,000
Installation, integration, and repairs	1,688,000	1,450,000
Warranties	1,740,000	1,014,000
	$27,482,000	$28,131,000
Long-lived assets:
United States	$2,767,000	$1,970,000
Netherlands	20,000	27,000
United Kingdom	3,723,000	4,912,000
	$6,510,000	$6,909,000

NOTE 23 — REBATES

The following table represents tax rebates related to the research costs incurred by our U.K. subsidiary, which are included in other income.

	For the years ended
	December 31,
	2023	2022

Total tax rebates	$331,000	$271,000

While the Company plans to continue filing rebate forms for the 2023 fiscal year, it cannot guarantee that rebates will be available at a similar level or at all in future years.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — GAINS ON SETTLEMENT OF DEBT

The following table represents the Company’s gains on settlement of debt for the years ending December 31, 2023, and 2022:

	For the Years Ended
	December 31,
	2023	2022

On May 4, 2022, and July 19, 2022, the Company issued 38,703 shares of common stock on each date with an accumulated value of $54,184 in satisfaction of an amount payable of $80,000	$—	$25,816

On November 21, 2022, the Company settled the dividends payable in the amount of $19,916 by issuing 47,419 Series A Preferred shares with a zero carrying value.	—	19,916

	$—	$45,732

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended
	December 31,
	2023	2022
Current tax provision
Federal	$—	$—
State	4,400	25,000
	4,400	25,000
Deferred tax provision (benefit)
Federal	(982,000)	(532,000)
State	(2,457,000)	(427,000)
Foreign	(1,516,000)	(978,000)
Change in the valuation allowance	4,737,000	1,722,000
Total deferred tax provision (benefit)	(218,000)	(215,000)

Income tax provision	$(214,000)	$(190,000)

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
State and local taxes, net of federal benefit	1.15	0.30
Permanent differences	0.49	5.28
Executive compensation	0.00	(2.26)
Equity compensation	(3.63)	(11.06)
Provision to return	7.49	0.00
DTA adjustment for state NOL	0.00	0.00
Foreign Rate Differential	1.44	(1.27)
Change rate	27.13	2.66
Valuation allowance	(52.73)	(13.27)
Effective tax rate	2.34%	1.37%

Under the provisions of ASC 740, the Company may recognize the benefits of uncertain tax positions when it is more likely than not that the merits of the position(s) will be sustained upon audit by the relevant tax authorities. No uncertain tax positions were taken or expected on a tax return that would be determined to be an unrecognized tax benefit recorded on the Company’s financial statements for the years ended December 31, 2023, or 2022. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 — INCOME TAXES (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	For the Years Ended
	December 31,
	2023	2022
Deferred Tax Assets
Federal R&D credit	$3,007,000	$3,007,000
Inventory	422,000	576,000
Allowance for bad debt	73,000	72,000
Compensation related	12,000	7,000
Pension	55,000	72,000
Other accruals	34,000	7,000
State net operating losses	7,235,000	4,779,000
Federal net operating losses	47,296,000	44,821,000
Interest disallowance	1,150,000	1,151,000
Stock options	6,995,000	7,172,000
Other	465,000	296,000
Valuation Allowance	(66,468,000)	(61,731,000)
Total Deferred Tax Assets	276,000	229,000
Deferred Tax Liabilities
Property and Equipment	(178,000)	(90,000)
Intangibles	(616,000)	(870,000)
Prepaid Expenses	(29,000)	(33,000)
Total Deferred Tax Liabilities	(822,000)	(993,000)
Net Deferred Tax Liability	$(546,000)	$(764,000)

As of December 31, 2023, the Company has federal net operating losses (“NOL”) of approximately $187.3 million that will expire beginning in 2027. The Company has federal NOLs of approximately $30.6 million that may be carried forward indefinitely. The Company also has state NOL carryforwards of $160.9 million, which will expire beginning in 2027. Besides, the Company has foreign NOL carryforwards of approximately $30.6 million that generally do not expire except under certain circumstances. The Company also has research and development credits of approximately $3.0 million, which will begin to expire in 2027. The years that remain open for review by taxing authorities are 2020 to 2023 for Federal, Foreign, and State Income Tax returns. Finally, the federal and state NOLs and various income tax credits are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code, in addition to state provisions, and may not be able to be fully realized.

Realizing the NOL carryforwards and other temporary deferred tax differences is contingent on future taxable earnings. The Company’s deferred tax assets were reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax assets, as it was determined, based on past and present losses, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets. In future years, if management determines that the deferred tax assets are “more likely than not” to be realized, the recognized tax benefits relating to reversing the valuation allowance will be recorded. The Company will continue to assess and evaluate strategies that enable the deferred tax asset, or portion thereof, to be utilized. It will reduce the valuation allowance appropriately when it is determined that the “more likely than not” criteria are satisfied.

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

NOTE 25 — INCOME TAXES (continued)

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

For tax years beginning after December 31, 2017, the Tax Act introduced a new limitation on the deduction of interest expense. Current-year interest deductions are limited (among other restrictions) to 30% of adjusted taxable income, with various modifications and exceptions. The Company does incur interest expenses and evaluates each year the impact, if any, of the new limitation.

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

NOTE 26 — RECLASSIFICATION OF PRIOR YEAR PRESENTATION

For consistency in financial reporting, we’ve updated the presentation of our prior period financial statements. This involved reclassifying certain items for the fiscal years ending December 31, 2023, and December 31, 2022, to align with this year’s reporting standards. The adjustments were only for presentation and did not affect our overall financial results.

NOTE 27 — SUBSEQUENT EVENTS

Under ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2023, and has determined that it does not have any other material subsequent events to disclose in these financial statements except for the following:

On February 12, 2024, Vislink Poway, LLC signed a renewal agreement with CPI Apartment Fund 10 LLC for the premises at 13475 Danielson Street, Suite 100, 130, and 160, Poway, California. The renewal term is set for one year and ten and a half months, commencing on March 14, 2024, and ending on January 31, 2026. The base rent for the renewal period is established at $22,926 per month.

