Form 10-K/A
period 2023-12-31
Vislink Technologies, Inc.
filed 2024-04-29
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 2,454,252 shares of its common stock outstanding as of April 1, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	New York, NY	688

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023, of Vislink Technologies, Inc. (the “Company,” “we,” or “our”), which we filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2024 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2024 annual meeting of our stockholders or an amendment to the Original Filing filed within 120 days of the end of our fiscal year ended December 31, 2023, in reliance on General Instruction G(3) to Form 10-K.

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

Unless otherwise expressly provided, information in this Amendment reflects a 20-for-1 reverse split of the common stock of the Company effected on May 1, 2023.

VISLINK TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Name of Director	Age	Director Since
Ralph E. Faison	65	January 1, 2020
Brian K. Krolicki	63	February 1, 2020
Carleton M. Miller	60	January 15, 2020
Jude T. Panetta	64	May 1, 2019
Susan G. Swenson	75	October 31, 2018

Ralph E. Faison, Director

Mr. Faison currently serves as Chairperson of Arlo Technologies, Inc., a home automation company that offers a cloud-based platform with a variety of connected devices. Mr. Faison served on the board of directors of Netgear from August 2003 to August 2018. Mr. Faison previously served as a director of Amber Road, Inc., a cloud-based global trade management software-as-a-service (SaaS) provider. From January 2011 to July 2014, Mr. Faison served as the President and Chief Executive Officer and chair of the board of directors of Pulse Electronics Corporation, a public company and manufacturer of electronic components. From February 2003 through December 2007, Mr. Faison served as Chief Executive Officer of Andrew Corporation, a public company and a manufacturer of communications equipment and systems. He also served at various times as President, Chief Operating Officer, and Director at Andrew Corporation. From June 2001 to June 2002, Mr. Faison was President and Chief Executive Officer of Celiant Corporation, a manufacturer of power amplifiers and wireless radio frequency systems, which was acquired by Andrew Corporation. From October 1997 to June 2001, Mr. Faison was Vice President of the New Ventures Group at Lucent Technologies, a communications service provider, and from 1995 to 1997, he was Vice President of advertising and brand management at Lucent. Prior to joining Lucent, Mr. Faison also held various positions at AT&T, a voice and data communications company, including as Vice President and General Manager of AT&T’s wireless business unit and manufacturing Vice President for its consumer products unit in Bangkok, Thailand. Mr. Faison received an undergraduate degree from Georgia State University and a graduate degree from Stanford University.

Mr. Faison has extensive experience leading and managing large international companies. He is well-versed in the complex manufacturing and distribution systems that today’s multinational companies implement. As a recent public company chair and chief executive officer, Mr. Faison is able to advise the Company on many aspects of public company governance and management and is qualified to serve as a member of our Board.

Brian K. Krolicki, Director

Mr. Krolicki has extensive experience in both the public and private sectors and has served as a director or member of the advisory board in various companies. Mr. Krolicki was the state of Nevada’s Lieutenant Governor from 2007 to 2014 and its elected state treasurer from 1999 to 2006. Mr. Krolicki also served in a wide variety of critical positions, including Chairperson of the Nevada Commission on Economic Development and President of the Nevada State Senate. During his tenure as state treasurer, Nevada became the first state treasury to receive the Certificate of Excellence in Investment Policy. In 2004, Brian was honored with the prestigious Award for Excellence in Public Finance and, in that same year, earned the distinction of the nation’s “Most Outstanding State Treasurer.” Mr. Krolicki was a member of the board of Faraday Future Intelligent Electric Inc. from July 2021 until October 2022. Since February 2016, he has been a member of the board (and audit committee chair) of Nevada Nanotech Systems. Effective February 1, 2023, Mr. Krolicki was appointed to the Nevada Gaming Commission by Governor Joseph Lombardo, which serves as the final authority on all gaming licensing matters in the state of Nevada. He is also the director of government relations of Customer Engagement Technologies, a payment solutions company in partnership with JPMorgan Chase. Mr. Krolicki holds a B.A. degree in political science from Stanford University.

Mr. Krolicki was selected to serve on our Board based on his extensive experience in the financial and public contracting sectors. Our Board has nominated Mr. Krolicki to continue serving as a director due to, among other things, his financial experience and knowledge of the political process on both state and federal levels.

Carleton M. Miller, Chief Executive Officer, President and Director

Mr. Miller has served as Chief Executive Officer and a member of the Board since January 2020, and as President since March 2020. From 2010 to 2016, Mr. Miller was a co-founder, chief executive officer, president, and a member of the board of directors of BLiNQ Networks, Inc. (“BLiNQ”), an innovator of wireless connectivity solutions for the communications market. Mr. Miller launched BLiNQ with a vision to create a new market category for mobile operators to build scalable high-density wireless broadband networks. He raised approximately $35 million from venture capital and individual investors over three accretive rounds. BLiNQ was sold to Communications Components, Inc. in November 2016.

Mr. Miller received his B.S. in industrial engineering from the University of Missouri in 1985, his M.B.A. in finance and marketing from Rockhurst College in 1989, and completed the corporate finance program at the London Business School in 1995.

Mr. Miller was selected to serve on our Board based on his extensive leadership and executive experience with technology and networking companies, including as Chief Executive Officer of the Company, and broad experience in the telecommunications industry.

Jude T. Panetta, Director

Jude Panetta was most recently with Hale Capital as an Operating Partner from 2017 to 2019. Prior to Hale Capital, he had a 30-plus-year career leading technology companies in the telecommunications, satellite, wireless, and power industries. From 2013 to 2017, Mr. Panetta served as Vice President of Strategy and Technology at Comtech TCS, and prior to that, he served as Vice President of Government Systems at TeleCommunication Systems Inc.; President and Chief Executive Officer of ASC Signal Corporation; Group President of Andrew Corp.; Vice President and General Manager of Andrew Corp’s radio frequency power amplifier business; VP of Operations at Celiant (acquired by Andrew Corp.), VP of Operations at Adtran Corp.; and Director of Operations at Exide Electronics Corporation. During his career, Mr. Panetta has held a leading role in over a dozen acquisitions and divestitures. He is a Graduate of GE’s Manufacturing Management Program and holds a B.S. in mechanical engineering from the University of Virginia.

Mr. Panetta was selected to serve on our Board based on his operating background in the satellite and telecom industries as well as his broad experience in operations and finance.

Susan G. Swenson, Chairperson of the Board

Ms. Swenson has served as Chairperson of the Board since October 2018. Ms. Swenson has several decades of operating experience in wireless telecom, video technologies, and digital media, as well as telematics and small business software. Ms. Swenson was a member of the board of directors of Faraday Future Intelligent Electric from July 2021 through October 3, 2022, and was executive chairperson of the board of directors from February 2022 until October 3, 2022. Ms. Swenson served on the board of Sonim Technologies Inc., a telecommunications equipment supplier, from March 2019 until July 2022. Since February 2012, Ms. Swenson has served on the board of Harmonic, Inc., a video delivery and media company. From August 2012 to August 2018, Ms. Swenson served on the board of FirstNet, an independent authority within the NTIA/Department of Commerce responsible for establishing a single nationwide public safety broadband network, and was chair of its board from 2014 to 2018. Ms. Swenson also served on the board of directors of Wells Fargo & Company from November 1994 to December 2017. From December 2015 to June 2017, Ms. Swenson served as Chairperson and Chief Executive Officer of Inseego Corporation (formerly Novatel Wireless), a wireless internet solutions and telematics provider, and served as its board chairperson from April 2014 to June 2017. From February 2004 to October 2005, Ms. Swenson served as the President and Chief Operating Officer of T-Mobile US, Inc. From 1999 to 2004, Ms. Swenson served as President of Leap Wireless International, Inc., and Chief Executive Officer of Cricket Communications, Inc., a prepaid wireless service provider and subsidiary of Leap. Ms. Swenson also served as Chief Executive Officer of Sage North America from 2008 to 2011. Ms. Swenson received a B.A. in French from San Diego State University.

Ms. Swenson was selected to serve on our Board based on her extensive experience with technology and networking companies, broad experience in the telecommunications industry, financial experience, and experience on audit committees.

Executive Officers

Set forth below is the name, age, and certain biographical information for each of our current executive officers:

Name	Position	Age
Carleton M. Miller	Chief Executive Officer and President	60
Michael C. Bond	Chief Financial Officer and Treasurer	67

Biographies

The biography for Carleton M. Miller can be found above under Directors.

Michael C. Bond

Effective January 19, 2024, Mr. Bond became the Chief Financial Officer. Mr. Bond previously served as our Chief Financial Officer and Treasurer from April 2020 to March 2023, following service as a consultant to several companies since 2016, including to the Company from January 27, 2020, until he became our Chief Financial Officer. He was the Chief Financial Officer of Pulse Electronics Corporation (“Pulse”) from 2013 until 2016. Prior to such time, Mr. Bond held the positions of Vice President and Treasurer of Pulse from 2011 to 2013. From 2008 to 2011, Mr. Bond was Senior Consultant and Principal at Clear Strategic Solutions, Inc., a financial and corporate development consulting firm. Mr. Bond is a seasoned financial executive with over three decades of experience, including as Head of Corporate Development and Mergers and Acquisitions at Lucent Technologies, and held similar roles at Avaya and AT&T. Mr. Bond has also held the positions of Senior Auditor at Deloitte, and Corporate Controller and VP of Finance at the Brookwood Companies, Inc. and at Bellwether, Inc.

CORPORATE GOVERNANCE

Board of Directors

The Board oversees our business affairs and monitors the performance of our management. In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer and other key executives, by reading the reports and other materials sent to them, and by participating in Board and committee meetings. Our directors hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal, or if, for some other reason, they are unable to serve in their capacity as a director.

Our Board currently consists of five members: Ralph E. Faison, Brian K. Krolicki, Carleton M. Miller, Jude T. Panetta, and Susan G. Swenson (Chairperson). All of our directors will serve until our next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Board Diversity

Each category listed in the table below has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix
Board Size:
Total Number of Directors	5

Gender:	Male	Female	Non-Binary	Gender Undisclosed
	4	1	-	-

Number of directors who identify in any of the categories below:
■African American or Black	-	-	-	-
■Alaskan Native or American Indian	-	-	-	-
■Asian	-	-	-	-
■Hispanic or Latinx	-	-	-	-
■Native Hawaiian or Pacific Islander	-	-	-	-
■White	4	1	-	-
Two or more races or ethnicities	-	-	-	-

Of our five current directors, one identifies (20%) as having at least one diversity characteristic (i.e., female, non-binary, LGBTQ+, and/or race or ethnicity other than white).

Director Independence

As we are listed on the Nasdaq Capital Market, our determination of independence of directors is made using the definition of  “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market LLC (“Nasdaq”) (“Nasdaq Rule 5605(a)(2)”). As of the date of this Amendment, our Board affirmatively determined that Susan G. Swenson, Jude T. Panetta, Ralph E. Faison, and Brian K. Krolicki are “independent directors” within the meaning of Nasdaq Rule 5605(a)(2). As of the date of this Amendment, we intend the five (5) director nominees to constitute a majority independent board under Rule 5605(b)(1) of the Marketplace Rules of Nasdaq, and as such, we will be in compliance with the Marketplace Rules of Nasdaq.

Board Meetings and Attendance

During fiscal year 2023, the Board held eight physical and telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and its committees on which such director served during the period the director was on the Board or committee. The Board also approved certain actions by unanimous written consent in lieu of a meeting as permitted by our corporate bylaws.

Annual Meeting Attendance

It is the Company’s policy to invite and encourage directors and director nominees to attend the Annual Meeting. The 2023 annual meeting of stockholders was attended by each of the directors.

Board Committees

Our Board has an Audit Committee, a Compensation Committee, and a Governance and Nominations Committee. Each committee has a written charter and has the composition and responsibilities described below.

Audit Committee	Compensation Committee	Governance and Nominations Committee
Susan G. Swenson*	Ralph E. Faison*	Ralph E. Faison*
Ralph E. Faison	Brian K. Krolicki	Jude T. Panetta
Brian K. Krolicki	Jude T. Panetta

* Denotes Chairperson of Committee.

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Susan G. Swenson, Ralph E. Faison, and Brian K. Krolicki. Each member of the Audit Committee is an “independent director” within the meaning of Rule 10A-3 under the Exchange Act and Nasdaq Rule 5605(a)(2). Ms. Swenson serves as Chairperson of our Audit Committee. The Board has determined that each of Ms. Swenson, Mr. Faison, and Mr. Krolicki is an “audit committee financial expert” as defined under Item 5(a)(ii) and (iii) of Regulation S-K.

The Audit Committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of the Audit Committee include:

●	Selecting an independent registered public accounting firm and overseeing the engagement of such firm;

●	Approving the fees to be paid to the independent registered public accounting firm;

●	Reviewing the independence of our independent registered public accounting firm;

●	Overseeing the integrity of our financial statements;

●	Reviewing any significant changes to our accounting principles and practices;

●	Reviewing and approving all related party transactions; and

●	Overseeing our compliance with legal and regulatory requirements (including those related to data privacy, cybersecurity data security, and network security).

In 2023, the Audit Committee held four physical and telephonic meetings.

Compensation Committee

The members of our Compensation Committee are Ralph E. Faison, Brian K. Krolicki and Jude T. Panetta. Each member of the Compensation Committee is “independent” within the meaning of Nasdaq Rule 5605(a)(2). In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Ralph Faison serves as Chairperson of our Compensation Committee.

The Compensation Committee’s compensation-related responsibilities include:

●	Reviewing, approving, and recommending to our Board on an annual basis the compensation of our Chief Executive Officer, including relevant corporate goals and objectives;

●	Reviewing and approving on an annual basis the performance and compensation of our other executive officers;

●	Reviewing our incentive compensation and other stock-based plans, recommending to our Board any necessary changes, and administering such plans on behalf of the Board;

●	Reviewing, approving, and overseeing the policies and procedures in connection with any compensation clawback policy;

●	Reviewing and recommending to our Board the compensation of independent directors, including incentive and equity-based compensation; and

●	Selecting and retaining compensation consultants, outside counsel, and other advisors as it deems necessary or appropriate.

For executive officers other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to it by the Chief Executive Officer with respect to individual employee performance. In the case of the Chief Executive Officer, the evaluation of their performance is conducted by the Compensation Committee with input from other independent Board members, which determines any adjustments to their compensation as well as awards to be granted. For all executives and directors, as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director share ownership information, stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of a compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant to be comparable to us.

In 2023, the Compensation Committee held five physical and telephonic meetings.

Governance and Nominations Committee

The members of our Governance and Nominations Committee are Ralph E. Faison and Jude T. Panetta. Each member of the Governance and Nominations Committee is “independent” within the meaning of Nasdaq Rule 5605(a)(2). The purpose of the Governance and Nominations Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles, and oversee the performance of the Board. Mr. Faison serves as Chairperson of our Governance and Nominations Committee.

The Governance and Nominations Committee’s responsibilities include:

●	Recommending to the Board nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board;

●	Annually reviewing the director selection criteria contained in the Company’s Corporate Governance Guidelines and recommending any necessary changes to our Board;

●	Annually recommending to the Board the directors to be appointed to each committee of the Board; and

●	Overseeing the implementation of and monitoring compliance with the Company’s Corporate Governance Guidelines, and periodically review and recommend any necessary or appropriate changes thereto.

The Governance and Nominations Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Governance and Nominations Committee is authorized to retain independent legal and other advisors and conduct or authorize investigations into any matter within the scope of its duties.

The Governance and Nominations Committee will consider candidates proposed by stockholders, apply the same criteria and follow substantially the same process when considering such candidates as it does when considering other candidates. The Governance and Nominations Committee may adopt, at its discretion, separate procedures regarding director candidates proposed by our stockholders. Director recommendations by stockholders must be in writing, include a resume of the candidate’s business and personal background, and include a signed consent that the candidate would be willing to be considered as a nominee to the Board and, if elected, would serve. Such recommendation must be sent to the Company’s Secretary at the Company’s executive offices. When it seeks nominees for directors, our Governance and Nominations Committee takes into account a variety of factors, including (a) ensuring that the Board, as a whole, is diverse and consists of individuals with varied and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including such expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC), and local or community ties, and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought, and an ability to work collegially. The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to the ability of the Board to work as a collective body while giving the Company the benefit of familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the Governance and Nominations Committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy its criteria for membership on the Board and whom the committee believes continue to make important contributions to the Board and who consent to continue their service on the Board. The Board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes, and experiences, taken as a whole, will contribute to the high standards of Board service. The Governance and Nominations Committee may adopt and periodically review and revise, as it deems appropriate, procedures regarding director candidates proposed by stockholders.

In 2023, the Governance and Nominations Committee held three physical and telephonic meetings.

Family Relationships

There are no family relationships between any of the officers or directors of the Company.

Leadership Structure of the Board

The Board does not currently have a policy on whether the same person should serve as both the Chief Executive Officer and Executive Chairperson of the Board or, if the roles are separate, whether the Executive Chairperson of the Board should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time.

Risk Oversight

The Board oversees risk management directly and through its committees associated with their respective subject matter areas. Generally, the Board oversees risks that may affect the business of the Company as a whole, including operational matters. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes, discussing with management the Company’s financial statements, internal controls, and other accounting and related matters, and also responsible for considering and discussing our major financial risk exposures and our risk assessment and risk management policies (including those related to data privacy, data security, and cybersecurity). The Compensation Committee oversees certain risks related to compensation programs, and the Governance and Nominations Committee oversees certain corporate governance risks. As part of their roles in overseeing risk management, these committees periodically report to the Board regarding briefings provided by management and advisors as well as the committees’ own analysis and conclusions regarding certain risks faced by the Company. The Board is responsible for monitoring and assessing strategic risk exposure policies (including those related to data privacy, data security, and cybersecurity), and Management is responsible for implementing the risk management strategy and developing policies, controls, processes, and procedures to identify and manage risks.

Code of Ethics

The Board has adopted a Code of Ethics and Business Conduct (the “Code of Conduct”), which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable rules of Nasdaq. We require all employees, directors, and officers, including our principal executive officer and principal financial officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer, and other finance department personnel with respect to accurate reporting. The Code of Conduct is available on our website at www.vislink.com. A copy of the Code of Conduct may be provided to any person without charge upon written request to: Vislink Technologies, Inc., Attn: Corporate Secretary, 350 Clark Dr., Suite 125, Mt. Olive, NJ 07828. Information contained in our website does not form part of this Amendment and is intended for informational purposes only. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC, on such website. Information contained on our website is not a part of and is not incorporated into this Amendment, and the inclusion of our website address in this Amendment is an inactive textual reference only.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Amendment any failure to file reports by such dates during fiscal year 2023. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2023, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than ten percent (10%) stockholders.

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

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Carleton M. Miller	2023	353,000		—	—	—	—	—	21,860	(2)	374,860
Chief Executive Officer	2022	350,081		—	2,148,798	—	—	—	28,220	(3)	2,527,099
Michael C. Bond	2023	334,375	(4)	66,875	18,000	—	—	—	16,927	(5)	351,302
Chief Financial Officer	2022	257,587		—	817,409	—	—	—	16,361	(6)	1,091,357
Paul Norridge (7)	2023	187,500		—	28,278	—	—	—	1,814	(8)	217,592

(1)	The amounts reported in the Stock Awards column reflect the aggregate grant date fair value of restricted stock units and performance share units granted in the respective fiscal year calculated in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (Compensation – Stock Compensation). Pursuant to a separation agreement dated March 31, 2023, the vesting of 4,913 of Mr. Bond’s restricted stock units from an award dated February 16, 2022, was accelerated, representing 12 months of acceleration of vesting, and resulting in incremental fair value equal to the amount reflected in this column for 2023. Amounts in this column do not reflect the actual economic value that may be realized by the applicable NEO.
(2)	$19,781 of medical insurance premiums and $2,079 of other insurance premiums were paid by the Company during fiscal year 2023 for the benefit of Mr. Miller.
(3)	$25,110 of medical insurance premiums and $3,110 of other insurance premiums were paid by the Company during fiscal year 2022 for the benefit of Mr. Miller.
(4)	Michael Bond’s 2023 salary includes severance payments of $267,500 during 2023 pursuant to a separation agreement dated March 31, 2023.
(5)	$16,276 of medical insurance premiums and $651 of other insurance premiums were paid by the Company during fiscal year 2023 for the benefit of Mr. Bond.
(6)	$13,542 of medical insurance premiums and $2,819 of other insurance premiums were paid by the Company during fiscal year 2022 for the benefit of Mr. Bond.
(7)	From March 31, 2023 until January 4, 2024, Paul Norridge served as the Chief Financial Officer of the Company.
(8)	$1,814 of other insurance premiums were paid by the Company during fiscal year 2023 for the benefit of Mr. Norridge.

Employment Agreements

Carleton M. Miller

On January 22, 2020, the Company entered into an employment agreement with Carleton M. Miller in connection with his appointment as Chief Executive Officer of the Company (the “Miller Employment Agreement”). Pursuant to the Miller Employment Agreement, Mr. Miller was entitled to receive an annual base salary of $330,000 per year, and an annual cash bonus in accordance with the terms of any annual cash bonus incentive plan maintained for the Company’s key executive officers. In February 2022, the Board approved a salary increase for Mr. Miller from $330,000 to $353,000. Pursuant to the Miller Employment Agreement, Mr. Miller received an inducement award of a time-based option to purchase 359,247 shares of Common Stock under Nasdaq Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (the “Miller Time-Based Option”), 25% of which vested on January 22, 2021, and the remaining 75% of which vest in substantially equal monthly installments over the 36-month period following such date, subject to Mr. Miller’s continued employment by the Company on the applicable vesting date. Pursuant to the Miller Employment Agreement, Mr. Miller also received an inducement award of a performance-based option to purchase 250,000 shares of Common Stock under Nasdaq Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (the “Miller Performance-Based Option”). The Miller Performance-Based Option will vest in three equal tranches of 83,333 shares upon the Company’s attainment, on or before January 22, 2025, of specified cumulative EBITDA performance conditions, subject in each case to Mr. Miller’s continued employment by the Company on the applicable vesting date. The Miller Time-Based Option and the Miller Performance-Based Option both have exercise prices of $1.71 per share.

Effective March 29, 2024, Mr. Miller’s standard target annual bonus opportunity is equal to up to 100% of his annual base salary and up to 200% of his annual base salary for maximum performance subject to: (i) a maximum payout of 20% per quarter of the annual standard targeted bonus opportunity for Q1 and Q2 2024, respectively; (ii) a maximum payout of 30% per quarter of the annual standard targeted bonus opportunity for Q3 and Q4 2024 respectively; and (iii) the potential maximum performance bonus opportunities will be considered in connection with the review of our audited financial results for 2024 by our Board of Directors and our Audit Committee. The payment of the quarterly and year-end bonuses is at the discretion of the Compensation Committee and the Board of Directors, taking into account the achievement of specific quarterly and annual financial performance measures and operational and strategic goals and objectives. All such bonuses are subject to our Clawback Policy.

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

Michael C. Bond

On February 27, 2020, the Company entered into an employment agreement with Michael C. Bond to serve as Chief Financial Officer of the Company, effective as of April 1, 2020 (the “Bond Employment Agreement”). Pursuant to the Bond Employment Agreement, Mr. Bond received an annual base salary of $250,000 per year, and an annual cash bonus in accordance with the terms of any annual cash bonus incentive plan maintained for the Company’s key executive officers. In February 2022, the Board approved a salary increase for Mr. Bond from $250,000 to $267,500 Pursuant to the Bond Employment Agreement, Mr. Bond received an inducement award of stock options to purchase a quantity of shares equal to one percent of the Company’s fully diluted outstanding shares of its Common Stock as of April 1, 2020 under Nasdaq Listing Rule 5635(c)(4) outside of the Company’s existing equity compensation plans.

On March 31, 2023, the Company entered into a separation agreement (the “Separation Agreement”) with Mr. Bond terminating his employment as Chief Financial Officer as of March 31, 2023, and terminating the Bond Employment Agreement. The Separation Agreement provided for, among other things: (a) 12 months of continuing base salary payments to Mr. Bond for an aggregate amount of $267,500; (b) a lump sum payment to Mr. Bond in an amount equal to $66,875; (c) payment of 100% of Mr. Bond’s COBRA insurance premium payments for 12 months; (d) acceleration of vesting and prompt settlement into shares of common stock of the Company of 98,246 restricted common stock units held by Mr. Bond; and (e) a customary release of claims by Mr. Bond to the Company.

On January 19, 2024, pursuant to an offer letter (the “Bond Offer Letter”), Mr. Bond rejoined the Company to serve as Chief Financial Officer as of such date and will receive an annual base salary of $275,000 per year and, effective March 29, 2024, a discretionary bonus opportunity of up to 50% to 100% of annual base salary upon attainment of target and maximum performance measures and subject to: (i) a maximum payout of 20% per quarter of the annual standard targeted bonus opportunity for Q1 and Q2 2024, respectively; (ii) a maximum payout of 30% per quarter of the annual standard targeted bonus opportunity for Q3 and Q4 2024 respectively; and (iii) the potential maximum performance bonus opportunities will be considered in connection with the review of our audited financial results for 2024 by our Board of Directors and our Audit Committee. The payment of the quarterly and year-end bonuses are at the discretion of the Compensation Committee and the Board of Directors, taking into account the achievement of specific quarterly and annual financial performance measures and operational and strategic goals and objectives. All such bonuses are subject to our Clawback Policy.

Pursuant to an inducement award agreement dated January 19, 2024 (the “Inducement RSU Award Agreement”), Mr. Bond received an award of 29,055 restricted common stock units under Nasdaq Listing Rule 5635(c)(4) outside of the Company’s existing equity compensation plans (the “Inducement RSUs”). 9,406 RSUs are time-based and will vest as to one-half of such time-based Inducement RSUs on each anniversary date over a period of two years. The balance of the Inducement RSUs is performance-based and vest as follows, provided that Mr. Bond remains in continuous employment with the Company through the applicable vesting date: (i) 6,549 Inducement RSUs upon attainment, on or before December 31, 2026, of revenue of more than $35,575,000 accumulated over four consecutive fiscal quarters; (ii) 6,550 Inducement RSUs upon attainment, on or before December 31, 2026, of revenue of more than $37,353,000 accumulated over four consecutive fiscal quarters; and (iii) 6,550 Inducement RSUs upon attainment, on or before December 31, 2026, of revenue of more than $39,220,000 accumulated over four consecutive fiscal quarters.

Paul Norridge

Effective April 1, 2023, Mr. Norridge’s annual base salary as Chief Financial Officer of the Company was $200,000, with a discretionary target annual bonus opportunity for fiscal year 2023 equal to 50% of his base salary. As of January 4, 2024, Mr. Norridge transitioned from his role as Chief Financial Officer of the Company to take on the position of Vice President of Finance until March 31, 2024, when he transitioned to an advisor to the Company, as needed.

Outstanding Equity Awards as of December 31, 2023

The following table presents information regarding the outstanding options and awards held by our Named Executive Officers as of December 31, 2023:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Carleton M. Miller(1)	—	—	—	—	82,124	318,641
Michael C. Bond	—	—	—	—	0	0
Paul Norridge(2)	—	—	—	—	10,976	42,587

(1)	25% of Mr. Miller’s inducement award of options vested on January 22, 2021, and the remaining 75% vests in substantially equal monthly installments over the 36-month period following such date, subject to Mr. Miller’s continued employment by the Company on each applicable vesting date. On December 21, 2023, Mr. Miller relinquished his 30,461 time-based and performance-based options.

(2)	From March 31, 2023, until January 4, 2024, Mr. Norridge served as Chief Financial Officer of the Company.

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

With respect to the restricted stock unit awards for our named executive officers, 50% of the awards vest on the basis of time and the other 50% on the basis of Company revenue or specified cumulative EBITDA performance. The time-based awards vest 25% on the anniversary of the grants and the remainder in equal monthly installments over the 36-month period after the one year anniversary of the grant date, subject to the officer’s continued employment by the Company on the applicable vesting date. The performance awards vest in three equal tranches upon achievement of designated target revenue numbers or specified cumulative EBITDA of the Company in any trailing four-quarter fiscal period. If the Company does not achieve these revenue targets, the performance-based shares do not vest. Notwithstanding the foregoing, all such time and performance awards become fully vested if, during the 13-month period commencing on a Change In Control of the Company, the Company terminates the officer’s employment without Cause or he terminates his employment for Good Reason (as such terms are defined in the officer employment agreement).

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

Michael C. Bond

Pursuant to the Bond Offer Letter, Mr. Bond’s employment is on an “at-will” basis (i.e., the Company or Mr. Bond may terminate the employment relationship at any time, with or without notice and with or without cause). Upon termination of Mr. Bond’s employment for any reason, he will be entitled to severance in accordance with the Company’s standard policies.

Paul Norridge

From March 31, 2023 until January 4, 2024 Mr. Norridge served as the Chief Financial Officer of the Company. Since January 5, 2024, Mr. Norridge has continued as an employee of the Company. At all times, his employment has been on an “at-will” basis, and he has been entitled to severance in accordance with the Company’s standard policies.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2023.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Jude T. Panetta	54,240	-	-	-	-	-	54,240
General James T. Conway	35,745.38	-	-	-	-	-	35,745.38
Susan G. Swenson	82,240	-	-	-	-	-	82,240
Ralph E. Faison	59,740	-	-	-	-	-	59,740
Brian K. Krolicki	51,240	-	-	-	-	-	51,240

Narrative to Director Compensation Table

The Company’s director compensation policy is intended to provide a total compensation package that enables the Company to attract and retain qualified and experienced individuals to serve as directors and to align its directors’ interests with those of its stockholders.

Annual Cash Compensation

The Company pays each of its non-employee directors a cash retainer for service on the Board. The Chairperson of the Board and of each committee and each committee member receive an additional retainer for such service. The retainers paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

Annual Board Service Retainer
All non-employee directors	$30,000
Non-executive Chairperson of the Board	$25,000
Annual Committee Chair Service Retainer (in place of Annual Committee Member Service Retainer below)
Chair of the Audit Committee	$10,000
Chair of the Compensation Committee	$7,500
Chair of the Governance & Nominations Committee	$5,000
Annual Committee Member Service Retainer
Audit Committee	$5,000
Compensation Committee	$4,000
Governance & Nominations Committee	$3,000

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2023.

	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2023 Omnibus Equity Incentive Plan(1)	0	$0	166,415
2013 Long-Term Stock Incentive Plan; 2015 Incentive Compensation Plan; 2016 Incentive Compensation Plan; 2017 Incentive Compensation Plan	2,102	$1,776.03	0
	2,102	$1,776.03	166,415

(1)	The maximum aggregate number of shares of Common Stock that may be issued under the 2023 Omnibus Equity Incentive Plan, including stock options, stock awards, and stock appreciation rights, is 166,415 shares of Common Stock for fiscal year 2023. The 2023 Omnibus Equity Incentive Plan expires in August 2033, after which no further awards will be made under such Plan.

From time to time, the Company may grant an award to an employee, or officer outside of the Company’s existing equity compensation plans as an inducement material to the grantee in accordance with Nasdaq Listing Rule 5635(c)(4). For more information regarding inducement awards to our executive officers, see “Employment Agreements” above.

Our 2023 Omnibus Equity Incentive Plan was approved by our stockholders on August 23, 2023. Following such approval, no new awards will be issued under the Company’s (i) 2015 Incentive Compensation Plan, (ii) 2016 Incentive Compensation Plan and (iii) 2017 Incentive Compensation Plan. The 2013 Long-Term Incentive Plan expired in March 2023.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF VISLINK TECHNOLOGIES, INC.

The following table sets forth, as of April 1, 2024, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the U.S. Securities and Exchange Commission (the “SEC’) and generally means that a person has beneficial ownership of a security if they possess sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of April 1, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Common Stock subject to stock options currently exercisable or exercisable within 60 days of April 1, 2024, are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Vislink Technologies, Inc., 350 Clark Drive, Suite 125, Mt. Olive, NJ 07828.

Name and Address of Beneficial Owner:	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Jude T. Panetta(2)	5,485	*
Ralph E. Faison(3)	5,423	*
Susan G. Swenson(4)	5,544	*
Carleton M. Miller(5)	133,679	5.45%
Brian K. Krolicki (6)	5,423	*
Michael C. Bond(7)	23,610	*
Paul Norridge(8)	1,536	*
All Executive Officers and Directors as a Group (7) Persons):	180,700	7.36%

* Less than 1%.

(1)	Based on 2,454,252 shares of Common Stock issued and outstanding as of April 1, 2024. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 1, 2024, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Consists of 5,423 shares of Common Stock and 62 options to purchase Common Stock.

(3)	Consists of 5,423 shares of Common Stock.

(4)	Consists of 5,423 shares of Common Stock and 62 options to purchase Common Stock.

(5)	Consists of 127,955 shares of Common Stock and 5,724 restricted stock units.

(6)	Consists of 5,423 shares of Common Stock.

(7)	Consists of 23,610 shares of Common Stock.

(8)	Consists of 1,197 shares of Common Stock, 62 options to purchase Common Stock, and 277 restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our directors and executive officers, we engaged in no reportable transactions with related persons since the years ended December 31, 2023, and 2022 that involved an amount that exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, other than below. See also “Executive Compensation” for additional information regarding the compensation of related parties.

Our Audit Committee considers and approves or disapproves any related person transaction as required by Nasdaq regulations.

Related-Party Transactions Policy and Procedures

We have adopted a written Related Party Transaction Policy that sets forth its procedures for the identification, review, consideration, and approval or ratification of related-party transactions. A related party includes directors, executive officers, beneficial owners of 5% or more of any class of our voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

Under the policy, related-party transactions within its scope must be reviewed and approved by our Audit Committee.

In considering related-party transactions, our Audit Committee will take into account the relevant available facts and circumstances, including, but not limited to:

●	the related party’s interest in the related-party transaction;

●	the approximate dollar value of the amount involved in the related-party transaction;

●	the approximate dollar value of the amount of the related party’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of business;

●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to us of, the transaction; and

●	any other information regarding the related-party transaction or the related party in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Related Party Transaction Policy requires that, in determining whether to approve, ratify or reject a related-party transaction, the Audit Committee must review all relevant information available to it about such transaction, and that it may approve or ratify the related party transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the Company’s best interests. The review, approval or ratification of a transaction, arrangement or relationship pursuant to the Related Party Transaction Policy does not necessarily imply that such transaction, arrangement, or relationship is required to be disclosed under Item 404(a) of Regulation S-K promulgated by the SEC.

Employee, Officer, and Director Hedging

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

The following table presents aggregate fees for professional services rendered by Marcum for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2023, and 2022.

	For the Year Ended December 31,
	2023	2022
Audit fees(1)	$356,690	$371,651
Audit-related fees	-	-
Tax fees(2)	25,081	91,382
All other fees	$-	$-
Total fees	$381,771	$463,033

(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Marcum for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, or services that are normally provided by Marcum in connection with the Company’s statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees include U.S. federal, state and local tax support, and review and preparation of U.S. tax returns.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(b)	Exhibits

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation, incorporated by reference to the Company’s Registration Statement on Form S-1 No. 333-191867, as filed with the Commission on October 23, 2013.
3.1(i)(a)	Amendment to Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on June 13, 2014.
3.1 (i)(b)	Amendment to Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on July 20, 2015.
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 10, 2016.
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 26, 2015.
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on April 27, 2016.
3.1(i)(f)	Certificate of Designation of Series E Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on December 27, 2016.
3.1(i)(g)	Certificate of Designation of the Series A Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on November 9, 2022.
3.1(i)(h)	Certificate of Elimination for Series C Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 10, 2016.
3.1(i)(i)	Certificate of Elimination for Series B Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on December 7, 2016.
3.1(i)(j)	Certificate of Elimination for Series D Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on November 9, 2022.
3.1(i)(k)	Certificate of Elimination for Series E Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on November 9, 2022.
3.1(i)(l)	Certificate of Elimination for Series A Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on March 27, 2023.
3.1(i)(m)	Amendment to Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on June 20, 2016.
3.1(i)(n)	Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 26, 2019.
3.1(i)(o)	Certificate of Amendment to the Certificate of Incorporation of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on August 5, 2020.
3.1(i)(p)	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on April 28, 2023.
3.1(ii)	Third Amended & Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on August 20, 2021.
4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to the Company’s Amendment to the Registration Statement on Form S-1 No. 333-187094, as filed with the Commission on May 21, 2013.
4.2	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on July 16, 2019.
4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with Commission on April 3, 2024.

10.1	2023 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 No. 333-274366, as filed with Commission on September 6, 2023.
10.2	Employment Agreement by and between the Company and Carleton M. Miller, incorporated by reference to the Company’s Amendment to the Current Report on Form 8-K, as filed with the Commission on January 25, 2020
10.3	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton M. Miller, incorporated by reference to the Company’s Amendment to the Current Report on Form 8-K, as filed with Commission on January 25, 2020
10.4	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton M. Miller, incorporated by reference to the Company’s Amendment to the Current Report on Form 8-K, as filed with Commission on January 25, 2020
10.5	Offer Letter by and between the Company and Michael Bond, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on January 17, 2024.
10.6	Inducement RSU Award Agreement between the Company and Michael Bond, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on January 17, 2024.
10.7	Form of Indemnification Agreement by and between the Company and its officers and directors, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the Commission on April 1, 2020-.
10.8	Non-Employee Director Compensation Policy, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 as filed with the Commission on November 12, 2020.
10.9	Form of Non-Employee Director Restricted Shares Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 as filed with the Commission on November 12, 2020.
14.1	Code of Ethics, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, as filed with the Commission on March 6, 2014.
21.1	List of Subsidiaries, incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with Commission on April 3, 2024
23.1	Consent of Marcum LLP, incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with Commission on April 3, 2024.
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with Commission on April 3, 2024.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with Commission on April 3, 2024.
31.3*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with Commission on April 3, 2024.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with Commission on April 3, 2024.
97.1	Clawback Policy, incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with Commission on April 3, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: April 29, 2024	By:	/s/ Carleton M. Miller
Carleton M. Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: April 29, 2024	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton M. Miller	Chief Executive Officer	April 29, 2024
Carleton M. Miller	(Principal Executive Officer)

/s/ Michael C. Bond	Chief Financial Officer	April 29, 2024
Michael C. Bond	(Principal Financial and Accounting Officer)

/s/ Susan G. Swenson	Chairperson of the Board of Directors	April 29, 2024
Susan G. Swenson

/s/ Jude T. Panetta	Director	April 29, 2024
Jude T. Panetta

/s/ Ralph E. Faison	Director	April 29, 2024
Ralph E. Faison

/s/ Brian K. Krolicki	Director	April 29, 2024
Brian K. Krolicki

