Form 10-Q
period 2024-03-31
Vislink Technologies, Inc.
filed 2024-05-15
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 2,448,482 shares of its common stock outstanding as of May 12, 2024.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2024

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

Although forward-looking statements in this Report reflect our management’s good faith judgment, such information is based on facts and circumstances the Company currently knows. Forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from those discussed in or anticipated by the forward-looking statements. Without limitation, factors that could cause or contribute to such differences in results and outcomes include those discussed in this Report.

The Company files reports with the Securities and Exchange Commission (“SEC”), and those reports are available free of charge on our website (www.vislink.com). The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after the Company electronically files such materials or furnishes them to the SEC. You can also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the Public Reference Room’s operation by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) containing reports, proxies, information statements, and other information regarding issuers who file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this Report. We urge you to carefully review and consider all the disclosures made in this Report.

REFERENCES TO VISLINK

In this Quarterly Report, unless otherwise stated or the context otherwise indicates, references to “VISL,” “Vislink,” “the Company,” “the Corporation,” “we,” “us,” “our,” and similar references refer to Vislink Technologies, Inc., a Delaware corporation.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$7,959	$8,482
Accounts receivable, net	9,015	8,680
Inventories, net	14,866	14,029
Investments held to maturity	5,799	5,731
Prepaid expenses and other current assets	1,726	1,560
Total current assets	39,365	38,482
Right of use assets, operating leases	1,134	742
Property and equipment, net	1,912	1,902
Intangible assets, net	3,579	3,866
Total assets	$45,990	$44,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,533	$3,183
Accrued expenses	1,403	1,578
Operating lease obligations, current	728	463
Customer deposits and deferred revenue	2,546	1,490
Total current liabilities	8,210	6,714
Operating lease obligations, net of current portion	847	755
Deferred tax liabilities	490	546
Total liabilities	9,547	8,015
Commitments and contingencies (See Note 11)
Stockholders’ equity
Series A Preferred stock, $0.00001 par value per share: -0- shares authorized on March 31, 2024, and December 31, 2023, respectively; -0- shares issued and outstanding on March 31, 2024, and December 31, 2023, respectively.	—	—
Common stock, $0.00001 par value per share, 100,000,000 shares authorized on March 31, 2024, and December 31, 2023, respectively: Common stock, 2,452,482 and 2,439,923 were issued, and 2,452,349 and 2,439,790 were outstanding on March 31, 2024, and December 31, 2023, respectively.	—	—
Additional paid-in capital	348,131	347,507
Accumulated other comprehensive loss	(1,237)	(1,027)
Treasury stock, at cost – 133 shares as of March 31, 2024, and December 31, 2023, respectively	(277)	(277)
Accumulated deficit	(310,174)	(309,226)
Total stockholders’ equity	36,443	36,977
Total liabilities and stockholders’ equity	$45,990	$44,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2024	2023
Revenue, net	$8,598	$7,188
Cost of revenue and operating expenses
Cost of components and personnel	3,555	3,314
Inventory valuation adjustments	201	129
General and administrative expenses	5,294	5,028
Research and development expenses	799	767
Amortization and depreciation	347	298
Total cost of revenue and operating expenses	10,196	9,536
Loss from operations	(1,598)	(2,348)
Other income (expense)
Unrealized gain (loss) on investments in debt securities	63	(28)
Other income	375	341
Dividend income	66	91
Interest income, net	91	133
Total other income (expense)	595	537
Net loss before income taxes	(1,003)	(1,811)
Income taxes
Deferred tax benefits	55	55
Net loss	$(948)	$(1,756)
Basic and diluted loss per share	$(0.39)	$(0.74)
Weighted average number of shares outstanding:
Basic and diluted	2,444	2,375
Comprehensive loss:
Net loss	$(948)	$(1,756)
Unrealized gain (loss) on currency translation adjustment	(210)	155
Comprehensive loss	$(1,158)	$(1,601)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024, AND 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ended March 31, 2024:

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total
Balance, January 1, 2024	—	$—	2,439,923	$—	$347,507	$(1,027)	$(277)	$(309,226)	$36,977
Net loss	—	—	—	—	—	—	—	(948)	(948)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(210)	—	—	(210)
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	8,000	—	160	—	—	—	160
Satisfaction with the conversion of restricted stock unit awards	—	—	4,559	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	464	—	—	—	464
Balance, March 31, 2024	—	$—	2,452,482	$—	$348,131	$(1,237)	$(277)	$(310,174)	$36,443

Three months ended March 31, 2023:

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total
Balance, January 1, 2023	47,419	$—	2,370,948	$—	$345,365	$(1,337)	$(277)	$(300,099)	$43,652
Net loss	—	—	—	—	—	—	—	(1,756)	(1,756)
Unrealized gain on currency translation adjustment	—	—	—	—	—	155	—	—	155
Elimination of Series A Preferred Stock	(47,419)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	10,000	—	200	—	—	—	200
Stock-based compensation	—	—	—	—	921	—	—	—	921
Balance, March 31, 2023	—	$—	2,380,948	$—	$346,486	$(1,182)	$(277)	$(301,855)	$43,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(948)	$(1,756)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred tax benefits	(55)	(55)
Unrealized (gain) loss on the fair value of investment in bonds held to maturity	(63)	28
Accretion of bond discount	(5)	(54)
Stock-based compensation	464	921
Provision for bad debt	21	27
Recovery of bad debt	(56)	(448)
Inventory valuation adjustments	201	129
Amortization of right of use assets, operating assets	90	67
Depreciation and amortization	347	298
Changes in assets and liabilities
Accounts receivable	(281)	128
Inventory	(898)	137
Prepaid expenses and other current assets	(169)	213
Accounts payable	350	(165)
Accrued expenses and interest expense	(176)	288
Accrued directors’ compensation	160	—
Operating lease liabilities	(127)	(106)
Deferred revenue and customer deposits	1,056	(254)
Net cash used in operating activities	(89)	(602)
Cash flows used in investing activities
Cash used for investment in securities held to maturity	(949)	(10,763)
Proceeds for bond redemption	950	–
Cash used for property and equipment	(143)	(177)
Net cash used in investing activities	(142)	(10,940)
Cash flows provided in financing activities
Principal payments made on notes payable	—	(84)
Net used in financing activities	—	(84)
Effect of exchange rate changes on cash	(292)	43
Net decrease in cash and cash equivalents	(523)	(11,583)
Cash and cash equivalents, beginning of period	8,482	25,627
Cash and cash equivalents, end of period	$7,959	$14,044
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1	$33
Supplemental disclosure of non-cash information:
Common stock issued in connection with:
Compensation awards previously accrued	$160	$200
ROU assets and operating lease obligations recognized (Note 6):
Operating lease assets recognized	$484	—
Less: non-cash changes to operating lease assets amortization	(90)	(67)
	$394	$(67)
Operating lease liabilities recognized	$484	$—
Less: non-cash changes to operating lease liabilities accretion	(127)	(106)
	$357	$(106)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Vislink Technologies, Inc., incorporated in Delaware in 2006, is a global technology business that collects, delivers, and manages high-quality, live video and associated data from the action scene to the viewing screen. We provide solutions for collecting live news, sports, entertainment, and news events for the broadcast markets. We also offer surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. Our team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in terrestrial microwave, fiber optic, surveillance, and wireless communications systems, delivering a broad spectrum of customer solutions.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements, along with the notes herein, are intended to be reviewed in conjunction with Vislink Technologies, Inc.’s audited consolidated financial statements and the accompanying notes as detailed in the 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2024 (the “Annual Report on Form 10-K”). The condensed consolidated balance sheet, as of December 31, 2023, originates from these audited statements without complete footnote disclosures typically found in audited annual statements. These unaudited condensed consolidated financial statements have been prepared to include all necessary adjustments, solely of a routine recurring nature, deemed essential for a fair presentation of the Company’s financial standing as of March 31, 2024, along with our results of operations for the three months ending on March 31 for both 2024 and 2023, and the cash flows for these periods. However, the results and position as of March 31, 2024, may not be indicative of our full-year 2024 financial condition and operating results.

Given the interim nature of this 10-Q report, the detail and scope of accounting policies outlined here are less comprehensive than those found in the Annual Report on Form 10-K. Investors are encouraged to refer to NOTE 3 in the audited consolidated financial statements within the Annual Report on Form 10-K.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America or (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. The accompanying unaudited condensed consolidated financial statements include the Company’s accounts and wholly-owned subsidiaries. We have eliminated all intercompany accounts and transactions upon consolidating our subsidiaries.

Segment Reporting

In accordance with the Financial Accounting Standards Board’s (FASB) mandate, Vislink Technologies, Inc. adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), effective January 1, 2024. Initially issued by FASB in February 2023, this update revises the reporting requirements for operating segments of public entities to enhance the transparency and utility of segment reporting.

Prior to this date, as disclosed in our Annual Report on Form 10-K, we had not yet formally adopted ASU 2023-07, which became mandatory for public entities in reporting periods beginning after December 15, 2023. We have concluded that we operate our company as a single reporting segment, and due to this structure, we believe we are only required to report in a single segment by ASU 2023-07. Accordingly, we believe the adoption of ASU 2023-07 has not significantly impacted our financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

Preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities in the unaudited condensed consolidated financial statements. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of property, plant, and equipment, the useful lives of right-of-use assets, the useful lives of intangible assets, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. These estimates also affect the reported revenues and expenses during the reporting periods. Actual results could differ from estimates, and any such differences may be material to our financial statements.

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

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

For the three months ended March 31, 2024, the Company incurred an approximate $1.6 million loss from operations and $0.1 million of cash used in operating activities. As of March 31, 2024, the Company had $31.3 million in working capital, $310.2 million in accumulated deficits, and $8.0 million in cash and cash equivalents.

During the first quarter of 2024, the Company invested a portion of its cash reserves of approximately $0.9 million in federal bonds intended to be held to maturity and $5.4 million in federally backed money market mutual funds, primarily seeking to generate investment income.

Many factors may impact the Company’s liquidity requirements. These may include, but are not limited to, economic conditions, including inflation, foreign exchange, fluctuations, the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. The Company believes it will have sufficient funds to continue its operations for at least 12 months from the filing date of these financial statements.

NOTE 3 — LOSS PER SHARE

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	73	78
Warrants	455	459
	528	537

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — FOREIGN CURRENCY AND OTHER COMPREHENSIVE (GAINS) LOSSES

The Company has recognized foreign exchange gains and losses and changes in accumulated comprehensive income approximately as follows:

	Three months ended
	March 31,
	2024	2023
Net foreign exchange transactions:
Losses (Gains)	$14,000	$(44,000)
Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$210,000	$(155,000)

Amounts were converted from British Pounds to U.S. Dollars and Euros to British Pounds using the following exchange rates:

●	As of March 31, 2024 – £1.262210 to $1.00; €1.078470 to $1.00

●	The average exchange rate for the three months ended March 31, 2024 – £1.268286 to $1.00; €1.085995 to $1.00

●	As of March 31, 2023 – £1.236707 to $1.00; €1.0877060 to $1.00

●	The average exchange rate for the three months ended March 31, 2023 – £1.2147249 to $1.00; €1.0727193 to $1.00

NOTE 5 — CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of unrestricted funds invested in a money market mutual fund. The following table illustrates the Company’s cash and cash equivalents:

	March 31, 2024	December 31, 2023
Cash on hand	$2,587,000	$1,776,000
Federally insured money market mutual funds	5,372,000	6,706,000
Total cash and cash equivalents	$7,959,000	$8,482,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVESTMENTS

The Company identified the following active debt security investment transactions:

●	On February 28, 2023, the Company purchased a bond, “Federal National Mortgage Association,” with a face and par value of $950,000, maturing February 28, 2024, at an interest rate of 5.07%, totaling $950,000. The bond was redeemed on February 29, 2024, at face value.

●	On October 11, 2023, the Company purchased a bond, “HSBC USA INC CP,” with a face value of $5,000,000, maturing October 11, 2024, at a 6.262291% interest rate, for a cash payment of approximately $4,711,000. The value on March 31, 2024, was $4,849,000.

●	On February 27, 2024, the Company acquired the “HSBC USA INC CP” bond with a face value of $1,000,000 and a maturity date of February 12, 2025, at an interest rate of 5.48%, for a cash outlay of approximately $949,400. As of March 31, 2024, the fair value of this bond was $950,000.

The Company’s investments held to maturity are as follows as of March 31, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal Bonds	$5,736,000	$63,000	$—	$5,799,000

The Company has determined the fair value of its investments held to maturity based on Level 2 input as of March 31, 2024

	Quoted Prices in Active Markets of Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Federal Bonds	$—	$5,799,000	$—	$5,799,000

NOTE 7 — INTANGIBLE ASSETS

The Company continuously monitors operating results, events, and circumstances that may indicate potential impairment of intangible assets. Management concluded that no triggering events occurred during the three months ended on March 31, 2024.

The following table illustrates finite intangible assets as of March 31, 2024:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net
Balance, January 1, 2024	$2,132,000	$(1,408,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,327,000)	$5,591,000	$(3,373,000)	$3,866,000
Amortization	—	(148,000)	—	—	—	(34,000)	—	(105,000)	(287,000)
Balance, March 31, 2024	$2,132,000	$(1,556,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,361,000)	$5,591,000	$(3,478,000)	$3,579,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INTANGIBLE ASSETS (continued)

The Company’s groups of intangible assets consist primarily of:

Proprietary Technology:

Generally, the Company amortizes proprietary technology over 3 to 5 years. Mobile Viewpoint (“MVP”) uses wireless multiplex transmitters and artificial intelligence internally to produce and sell products and services to customers.

Patents and Licenses:

Patents and licenses filed by the Company are amortized for 18.5 to 20 years. The amortization of the costs associated with provisional patents and pending applications begins after successful review and filing.

Trade Name, Technology, and Customer Relationships:

Other intangible assets are amortized for 3 to 15 years. Integrated Microwave Technology (“IMT”), Vislink, MVP, and BMS assets acquisitions contributed to developing these intangible assets, including trade names, technology, and customer lists.

The Company has recognized net capitalized intangible costs as follows:

	March 31, 2024	December 31, 2023
Proprietary Technology	$888,000	$726,000
Trade Names and Technology	2,112,000	922,000
Customer Relationships	579,000	2,218,000
	$3,579,000	$3,866,000

The Company has recognized the amortization of intangible assets as follows:

	Three Months Ended
	March 31,
	2024	2023

Proprietary Technology	$148,000	$146,000
Trade Names and Technology	34,000	35,000
Customer Relationships	105,000	63,000
	$287,000	$244,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 4.9 years as of March 31, 2024. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending March 31,
2025	$769,000
2026	752,000
2027	537,000
2028	288,000
2029	288,000
Thereafter	945,000
$3,579,000

The Company continuously monitors intangible assets for potential impairments based on operating results, events, and circumstances. As of March 31, 2024, management identified no triggering events.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES

In addition to leasing office spaces, operational sites, and storage facilities, the Company also rents warehouse facilities internationally and within the country. As of March 31, 2024, these operating leases feature a variety of terms and conditions, with lease lengths ranging from one to four years. Certain leases contain clauses for rent increases and concessions, which result in higher rental payments during the final years of the lease term. These agreements are recognized using the straight-line method over the lease’s minimum duration.

During those periods, there were no significant adjustments to the straight-line rental expenses. Most costs accounted for in each period were reflected in the cash spent on operating activities, mainly covering payments for the basic rent of offices and warehouses. Additionally, we can renew certain leases at various intervals, though we are not obligated to do so. Expenses associated with short-term leases, taxes, and variable service fees were minimal.

As of March 31, 2024, the Company reported Right-of-Use (ROU) assets totaling approximately $1.1 million on the balance sheet after accounting for $1.7 million in accumulated amortization. In addition, the Company recognized operating lease liabilities of approximately $1.6 million, allocating $0.7 million as current and $0.8 million as non-current, as noted on the balance sheet. The weighted average lease term remaining as of March 31, 2024, was 2.2 years, with leases expiring between January 2025 and May 2027, and the weighted average discount rate was 8.8% as of March 31, 2024.

Poway, CA Lease Renewal

On February 12, 2024, Vislink Poway, LLC signed a renewal agreement with CPI Apartment Fund 10 LLC for the premises at 13475 Danielson Street, Suite 100, 130, and 160, Poway, California. The renewal term is set for one year and ten and one-half months, commencing on March 14, 2024, and ending on January 31, 2026. The base rent for the renewal period is established at $22,926 per month. The lease renewal resulted in recognizing a liability and corresponding ROU asset of approximately $484,000 in Vislink’s financial statements for the quarter ending March 31, 2024, under ASC 842-20-25-1.

The following table illustrates operating lease data for the three months ending March 31, 2024, and 2023:

	Three Months Ended
	March 31,
	2024	2023
Lease cost:
Operating lease cost	$119,000	$103,000
Short-term lease cost	74,000	70,000
Total lease cost	$193,000	$173,000
Cash paid for lease liabilities:
Cash flows from operating leases	$151,000	$160,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$484,000	$—
Weighted average discount rate	8.8%	9.4%
Weighted average remaining term for lease contracts	2.2 years	3.2 years

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES (continued)

The following table illustrates the maturities of our operating lease liabilities as of March 31, 2024:

Amount

2025	$834,000
2026	659,000
2027	223,000
2028	26,000
2029	—
Thereafter	—
Total lease payments	1,742,000
Less: imputed interest	167,000
Present value of lease liabilities	1,575,000
Less: Current lease liabilities	728,000
Non-current lease liabilities	$847,000

The following table outlines the locations and lease termination dates for the Company’s ROU assets under operating leases for the years 2025 to 2027:

Location	Square Footage	Lease-End Date		Approximate Future Payments
Colchester, U.K. – Waterside House	13,223	Dec	2025	$434,000
Lutton, UK	600	Jan	2025	25,000
Billerica, MA	2,000	Dec	2026	291,000
Mount Olive, NJ	7,979	May	2027	436,000
Trivex, Singapore	950	Aug	2025	53,000
Poway, CA	11,715	Jan	2026	503,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9— STOCKHOLDERS’ EQUITY

Preferred stock

On March 22, 2023, the Corporation’s Board of Directors approved a resolution to eliminate the Corporation’s Certificate of Designation, Preferences, and Rights (the “Certificate of Elimination”) of the Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), which was filed with the Secretary of State of the State of Delaware on November 9, 2022.

Upon the effective filing of this Certificate of Elimination, the shares previously designated under the certificate of designation as Series A Preferred Stock shall resume the status of authorized but unissued shares of preferred stock of the Corporation. As of March 31, 2024, -0- shares are authorized, and no Series A Preferred Stock was issued or outstanding.

Common stock

Other common stock activity

During the three months that ended March 30, 2024, the Company has:

●	issued 8,000 shares of common stock to specific board members as part of a commitment agreement valued at $160,000 (the common stock’s value was determined on the agreement’s original date);

●	issued 4,559 shares of common stock in satisfaction of the conversion of restricted stock unit awards and

●	recognized approximately $464,000 of stock-based compensation costs associated with outstanding stock options in general and administrative expenses offsetting additional capital investments.

Common stock warrants

As of March 31, 2024, warrants to purchase 1,500 shares of common stock expired. On March 31, 2024, warrants to purchase 454,580 shares of common stock were outstanding and exercisable; the weighted average exercise price of warrants outstanding is $65.00, with a weighted average remaining contractual life of 1.9 years. These outstanding warrants did not have an intrinsic value as of March 31, 2024.

NOTE 10 — STOCK-BASED COMPENSATION

Inducement Awards:

The Company grants time-vested and performance-based stock options under inducement awards, consistent with NASDAQ Listing Rule 5653(c)(4). These inducement awards, granted outside of our existing equity compensation plans, are designed to reward employees for their commitment and performance toward achieving our strategic goals.

Time-based and Performance-based Inducement Stock Option Awards

The Company’s inducement stock option awards are generally granted with vesting terms based on time or performance-based criteria. Performance-based awards are tied to achieving specific financial metrics, aligning employee rewards with the Company’s success. The Company granted time-vested stock options and performance-based stock options to various employees in connection with their employment agreements. The ten-year, non-statutory time-vested, and performance-based option inducement awards were granted under the NASDAQ Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (all subject to continued employment).

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCK-BASED COMPENSATION (continued)

Inducement Awards (continued):

Time-based and Performance-Based Inducement Restricted Stock Unit Awards

The Company’s inducement-restricted stock units (“RSUs”) are generally granted with vesting terms based on time or performance-based criteria. Performance-based RSUs are tied to achieving specific financial metrics and aligning employee rewards with the Company’s success.

The Company granted awards under the amended plan for time-based RSUs to various employees subject to continued employment. The RSUs initially vest between 25% and 33% on their one-year anniversary dates and will vest between 24 and 36 equal monthly periods thereafter. Additionally, the Company granted awards under the amended plan for performance-based restricted stock units subject to performance vesting conditions and continued employment. The RSUs will vest in three equal tranches upon reaching performance conditions for each tranche.

2023 Omnibus Equity Incentive Plan

The Company received stockholder approval on August 23, 2023, to adopt the 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), which will enable it to continue to grant equity-based compensation awards under a shareholder-approved plan to employees (including officers), non-employee consultants, non-employee directors, and affiliates. The 2023 Plan replaces the 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan, and 2017 Incentive Compensation Plan. The Company has ceased granting awards under the 2015 Incentive Compensation Plan, 2016 Incentive Compensation Plan, and 2017 Incentive Compensation Plan. The Company reserves 166,415 shares of its common stock for delivery under the 2023 Plan. The 2023 Plan rewards eligible participants for contributing to the Company’s success and encourages retaining and recruiting qualified personnel. The Company’s Board of Directors and Compensation Committee will administer the 2023 Plan.

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

Summary of stock-based compensation for all equity award plans

As shown in the following table, stock-based compensation expense is included in general and administrative expenses under the following plans:

	Three months ended
	March 31,
	2024	2023
Equity-based plans:
Time-vested option inducement awards	$12,000	$70,000
Time-based restricted stock awards	452,000	851,000
	$464,000	$921,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

The table below represents the Company’s matching contributions as follows:

	Three Months Ended
	March 31,
	2024	2023
Company matching contributions – Group Personal Pension Plan, U.K.	$35,000	$33,000

NOTE 12 — CONCENTRATIONS

Customer concentration risk

During the three months ending March 31, 2024, the Company observed that no single customer purchases represented more than 10% of its overall sales. In contrast, for the same period in 2023, sales to a particular customer accounted for about 10% of the Company’s total revenue, totaling approximately $733,000.

As of March 31, 2024, no customer represented more than 10% of the Company’s total net accounts receivable. As of March 31, 2023, approximately $1,164,000, or 18% of the Company’s aggregate net accounts receivable, was attributable to one customer.

Vendor concentration risk

In the three months ending March 31, 2024, purchases from three vendors amounted to $808,000 (24%). $406,000 (12%), and $351,000 (11%), respectively exceeding 10% of the Company’s total inventory purchases. In the corresponding quarter of 2023, no vendor purchases surpassed 10% of the Company’s total inventory expenditures.

As of March 31, 2024, no vendor represented more than 10% of the Company’s total accounts payable. Comparatively, on March 31, 2023, two vendors accounted for approximately $368,000 (14%) and $346,000 (13%) of the Company’s total accounts payable, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. The Company disaggregated revenue by primary geographical markets and revenue sources in the following tables:

	Three Months Ended
	March 31,
	2024	2023
Primary geographical markets:
North America	$3,772,000	$3,167,000
South America	16,000	189,000
Europe	2,377,000	1,843,000
Asia	705,000	719,000
Rest of World	1,728,000	1,270,000
	$8,598,000	$7,188,000
Primary revenue source:
Equipment sales	$7,363,000	$6,394,000
Installation, integration, and repairs	884,000	486,000
Warranties	351,000	308,000
	$8,598,000	$7,188,000
Long-Lived Assets:
United States	$3,269,000	$2,075,000
Netherlands	27,000	26,000
United Kingdom	3,329,000	4,624,000
	$6,625,000	$6,725,000

NOTE 14 — REBATES

The following table represents tax rebates related to the research costs incurred by our U.K. subsidiary, which are included in other income.

	Three Months Ended
	March 31,
	2024	2023
Total tax rebates	$375,000	$324,000

NOTE 15 — SUBSEQUENT EVENTS

Under ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2024, and has determined that it does not have any other material subsequent events to disclose in these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, the audited consolidated financial statements and the notes thereto, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission on April 3, 2024.

Cautionary Note About Forward-Looking Statements

This report includes forward-looking statements that, although based on assumptions that the Company considers reasonable, are subject to risks and uncertainties, which could cause actual events or conditions to differ materially from those currently anticipated, expressed, or implied by such forward-looking statements. You should read this report and the documents the Company references in this report and have filed as exhibits to this report entirely and understand that our actual future results may materially differ from what the Company expects. You should also review the factors and risks the Company describes in reports the Company will file or submit from time to time with the SEC after this report’s date. The Company qualifies all of our forward-looking statements by these cautionary statements.

Update on Geopolitical Conflicts and Climate Change

Geopolitical Risks:

No significant developments in the Ukraine/Russia and Israel/Hamas conflicts during the quarter ending March 31, 2024, materially altered previously disclosed risks in our Annual Report on Form 10-K for the year ending December 31, 2023, as filed with the SEC on April 3, 2024. The Company maintains no direct operations, revenue streams, or physical presence in these regions. The Company monitors the situation closely for potential indirect impacts on our global supply chain and business continuity. Any material changes or updates will be promptly disclosed.

Climate Change Initiatives:

During the quarter that ended March 31, 2024, the Company continued implementing strategies to minimize our environmental impact and adapt to changing regulatory landscapes, particularly regarding the Paris Climate Accords and evolving U.S. climate policies. The Company is committed to addressing the challenges and opportunities climate change presents. While the direct financial impact of climate change on our operations has not been material in the most recent fiscal quarter, the Company may need to undertake significant planning and expenditures to improve sustainability and resilience in our operations. Our efforts may include enhancing energy efficiency across our facilities and exploring innovative solutions to reduce our carbon footprint.

Financial and Operational Impact:

During the quarter ended March 31, 2024, the Company experienced no material financial or operational impacts directly attributable to the geopolitical conflicts mentioned or climate change. The Company monitors these situations and may need to adjust operations and strategies to mitigate risks.

Outlook:

Vislink Technologies, Inc. is dedicated to navigating the complexities of the global geopolitical landscape and the evolving challenges of climate change. The Company’s focus remains on safeguarding operations, supporting customers, and delivering value to shareholders while upholding the Company’s commitment to corporate responsibility and environmental sustainability.

Overview

Vislink Technologies, Inc. is a global technology business that collects, delivers, and manages high-quality, live video and associated data from the action scene to the viewing screen. We provide solutions for collecting live news, sports, entertainment, and news events for the broadcast markets. We also provide surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. Our team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in terrestrial microwave, fiber optic, surveillance, and wireless communications systems, delivering a broad spectrum of customer solutions.

Live Broadcast:

We deliver an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via microwave, cellular, IP (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions utilizing AI (Artificial Intelligence) technologies to provide automated news and sporting events coverage. With over 50 years in operation, we have the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions encompassing hardware components, hosted systems management platforms, related software licenses, and ancillary support services.

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

Military And Government:

We have developed high-quality solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Our solutions are designed specifically with interagency cooperation, utilizing the internationally recognized IP platform and a web interface for video delivery. We provide comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Unmanned Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include:

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

Connected Edge Solutions:

Mobile Viewpoint (MVP) offers hardware and software solutions needed to acquire, produce, contribute to, and deliver video across all private and public networks. Connected edge solutions aid the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	live video encoding, stream adaptation, decoding, and production solutions,
●	remote production workflows,
●	wireless cameras,
●	AI-driven automated production and
●	the ability to contribute video over
○ bonded cellular (3G and 4G)
○ satellite,
○ fiber, and
○ emerging networks, including 5G and Starlink.

Results of Operations

Comparison for the three months ended March 31, 2024, and 2023

Revenue

For the quarter ending March 31, 2024, net revenues were $8.6 million, an increase of $1.4 million or 20% from $7.2 million for the same period in 2023. This increase is attributable to expanded market reach resulting in $1.1 million of net revenues from product lines we acquired in an acquisition of the assets of Broadcast Microwave Services, LLC. (“BMS”) in 2023 and operational efficiencies following the integration of our U.K. manufacturing operations into our U.S. facilities.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

The costs related to components and personnel increased to $3.6 million, up from $3.3 million in the prior year, an increase of $0.3 million or 9%. This change reflects the Company’s strategic decision to streamline its product offerings by discontinuing several underperforming product lines in the latter half of 2022, relocating Vislink’s U.K. manufacturing division to the United States in 2023, and new BMS-related costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses encompass the operational costs incurred in running the business daily, including salaries, benefits, stock-based compensation, payroll taxes, trade shows, marketing initiatives, promotional materials, professional services, facilities, general liability insurance, travel, and other expenses associated with maintaining public Company status.

For the quarter ending March 31, 2024, general and administrative expenses totaled $5.3 million, up from $5.0 million recorded for the same period in 2023. This represents a $0.3 million or 6% increase, and is attributable to a multifaceted investment in the Company’s potential growth and operational scaling. The increase also includes multiple minor incidental expenses incurred in administering a public company totaling $0.6 million and $0.2 million in rent and utilities. Counterbalancing these increases, stock-based compensation expenses and consulting fees were $0.4 million and $0.2 million lower than in the prior year period.

Research and Development

Research and development expenses include salary and benefits, payroll taxes, prototype development, facility costs, and travel expenditures.

For the quarter ending March 31, 2024, research and development expenses totaled $0.8 million compared to $0.8 million in 2023. Research and development expenses remained stable at $0.8 million, consistent with the Company’s strategic focus on key technology projects.

Net Loss

During the quarter ending March 31, 2024, the Company experienced a net loss of $1.0 million, a decrease from the net loss of $1.8 million recorded for the same period in 2023, reflecting a reduction of $0.8 million or 44%. This improvement is due to more efficient expense management and increased revenue.

Liquidity and Capital Resources

The Company incurred an approximate $1.6 million loss from operations and $0.1 million of cash used in operating activities for the three months ended March 31, 2024. As of March 31, 2024, the Company had $31.2 million in working capital, $310.2 million in accumulated deficits, and $8.0 million in cash and cash equivalents.

During the first quarter of 2024, the Company invested a portion of its cash reserves of approximately $0.9 million in federal bonds intended to be held to maturity and $5.4 million in federally backed money market mutual funds, primarily seeking to increase investment income.

Many factors may impact the Company’s liquidity requirements. These may include, but are not limited to, economic conditions, including inflation, foreign exchange, fluctuations, the markets in which we compete or wish to enter, strategic acquisitions, our market strategy, our research and development activities, regulatory matters, and technology and product innovations. The Company believes it will have sufficient funds to continue its operations for at least 12 months from the filing date of these financial statements.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies during the three months ended March 31, 2024, compared to those disclosed in our Annual Report on Form 10-K. The location of additional information about these critical accounting policies is in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K.

Cash Flows

The following table sets forth the major components of our consolidated statements of cash flow data for the periods presented (in thousands).

	Three Month Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(89)	$(602)
Net cash used in investment activities	(142)	(10,940)
Net cash used by financing activities	—	(84)
Effect of exchange rate changes on cash	(292)	42
Net (decrease) increase in cash	$(523)	$(11,584)

Operating Activities

Net cash used in operating activities of approximately $0.1 million during the three months ended March 31, 2024, was principally attributable to a decrease of $0.9 million in deferred revenue and customer deposits, $0.8 million of operating lease liabilities, and $1.1 million in stock-based compensation. Other changes in the net cash used in public company administration are de minimis.

Net cash used in operating activities of approximately $1.0 million during the three months ended March 31, 2023, was principally attributable to a net loss of $1.8 million and $0.9 million in stock-based compensation. Other changes in the net cash used in public company administration are de minimis.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2024, and 2023 were $0.1 million and $10.9 million, respectively. This cash was principally related to the Company’s investment in government-backed securities, money market funds, and capital expenditures for furniture and computer equipment.

Financing Activities

Net cash used in financing activities of approximately $0.0 million and $0.1 million during the three months ended March 31, 2024, and 2023, respectively, was principally attributable to principal payments made towards D&O policy premiums.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2024, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 3, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision making regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do. We apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of March 31, 2024, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2024, were not effective due to the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

As of the fiscal quarter ended March 31, 2024, our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In their assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, our Certifying Officers concluded that such control was ineffective and that there continue to be control deficiencies that constituted material weaknesses because (i) we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, and (b) conduct a tolerable risk assessment, and (ii) we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared following U.S. generally accepted accounting principles (“GAAP”).

Changes to Internal Control Over Financial Reporting

Although we have continued our remediation efforts in connection with identified material weaknesses, the material weakness, as discussed in our Annual Report on Form 10-K for the period ended December 31, 2023, has not been fully remediated. As we continue to remediate the material weakness in our internal controls, we have made changes during our most recently completed fiscal quarter to our internal controls, including changes to enhance the supervisory review of our accounting procedures.

Notwithstanding the continuing and un-remediated material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the fiscal periods presented in this Quarterly Report in conformity with GAAP.

Except for the material weakness and remediation efforts, there was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) Not applicable.

(c) Trading Plans.

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the Securities and Exchange Commission).

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

VISLINK TECHNOLOGIES, INC.

Date: May 15, 2024	By:	/s/ Carleton M. Miller
Carleton M. Miller
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

