Form 10-K/A
period 2023-12-31
Vislink Technologies, Inc.
filed 2024-08-01
CIK 1565228

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

The registrant had 2,448,482 shares of its common stock outstanding as of March 29, 2024.

Auditor Name:	Auditor Location:	PCAOB ID:
Marcum LLP	New York, NY	688

Explanatory Note

Vislink Technologies, Inc. (the “Company,” “we”, or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on April 3, 2024. The Company filed Amendment No. 1 to the Original Form 10-K with the SEC on April 29, 2024 solely for the purpose of amending and restating Items 10, 11, 12, 13, and 14 of Part III of the Original Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2024 Annual Meeting of Stockholders, or an amendment to the Original Form 10-K filed within 120 days of the end of our fiscal year ended December 31, 2023, in reliance on General Instruction G(3) to Form 10-K. The Company is now filing this Amendment No. 2 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of amending and restating certifications by the Company’s principal executive officer and principal financial officer in Exhibits 31.1 and 31.2, respectively, of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A revises Item 15 of Part IV to include currently dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Form 10-K/A and updates the Exhibit Index to reflect the inclusion of these certifications as well as the amended and restated certifications included in Exhibits 31.1 and 31.2.

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

1

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

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: August 1, 2024	By:	/s/ Carleton Miller
Carleton Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton Miller	Chief Executive Officer	August 1, 2024
Carleton Miller	(Principal Executive Officer)

/s/ Michael C. Bond	Chief Financial Officer	August 1, 2024
Michael C. Bond	(Principal Financial and Accounting Officer)

/s/ Susan Swenson	Chairman of the Board of Directors	August 1, 2024
Susan Swenson

/s/ Jude T. Panetta	Director	August 1, 2024
Jude T. Panetta

/s/ Ralph Faison	Director	August 1, 2024
Ralph Faison

/s/ Brian K. Krolicki	Director	August 1, 2024
Brian K. Krolicki

4