Form 10-Q
period 2024-06-30
Vislink Technologies, Inc.
filed 2024-08-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 2,463,458 shares of its common stock outstanding as of August 9, 2024.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the six months ended June 30, 2024

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,649	$8,482
Accounts receivable, net	9,517	8,680
Inventories, net	14,883	14,029
Investments held to maturity	5,886	5,731
Prepaid expenses and other current assets	2,295	1,560
Total current assets	38,230	38,482
Right of use assets, operating leases	995	742
Property and equipment, net	2,053	1,902
Intangible assets, net	3,292	3,866
Total assets	$44,570	$44,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,172	$3,183
Accrued expenses	1,669	1,578
Notes payable	398	—
Operating lease obligations, current	744	463
Customer deposits and deferred revenue	2,261	1,490
Total current liabilities	9,244	6,714
Operating lease obligations, net of current portion	655	755
Deferred tax liabilities	436	546
Total liabilities	10,335	8,015
Commitments and contingencies (See Note 11)
Stockholders’ equity
Series A Preferred stock, $0.00001 par value per share: -0- shares authorized on June 30, 2024, and December 31, 2023, respectively; -0- shares issued and outstanding on June 30, 2024, and December 31, 2023, respectively.	—	—
Common stock, $0.00001 par value per share, 100,000,000 shares authorized on June 30, 2024, and December 31, 2023, respectively: Common stock, 2,452,482 and 2,439,923 were issued, and 2,452,349 and 2,439,790 were outstanding on June 30, 2024, and December 31, 2023, respectively.	—	—
Additional paid-in capital	348,349	347,507
Accumulated other comprehensive loss	(1,393)	(1,027)
Treasury stock, at cost – 133 shares as of June 30, 2024, and December 31, 2023, respectively	(277)	(277)
Accumulated deficit	(312,444)	(309,226)
Total stockholders’ equity	34,235	36,977
Total liabilities and stockholders’ equity	$44,570	$44,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue, net	$8,702	$5,043	$17,300	$12,231
Cost of revenue and operating expenses
Cost of components and personnel	3,806	2,361	7,361	5,675
Inventory valuation adjustments	233	175	434	304
General and administrative expenses	5,918	4,679	11,212	9,707
Research and development expenses	966	908	1,765	1,675
Depreciation and amortization	343	304	690	602
Total cost of revenue and operating expenses	11,266	8,427	21,462	17,963
Loss from operations	(2,564)	(3,384)	(4,162)	(5,732)
Other income (expense)
Unrealized gain (loss) on investments held to maturity	82	(35)	145	(63)
Other income (loss)	(1)	(11)	374	330
Dividend income	72	128	138	219
Interest income, net	87	220	178	353
Total other income	240	302	835	839
Net loss before income taxes	(2,324)	(3,082)	(3,327)	(4,893)
Income taxes
Deferred tax benefits	54	54	109	109
Net loss	$(2,270)	$(3,028)	$(3,218)	$(4,784)

Basic and diluted loss per share	$(0.93)	$(1.27)	$(1.31)	$(2.02)
Weighted average number of shares outstanding:
Basic and diluted	2,452	2,377	2,448	2,374
Comprehensive loss:
Net loss	$(2,270)	$(3,028)	$(3,218)	$(4,784)
Unrealized gain (loss) on currency translation adjustment	(156)	145	(366)	300
Comprehensive loss	$(2,426)	$(2,883)	$(3,584)	$(4,484)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ended June 30, 2024:

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Balance, March 31, 2024	—	$—	2,452,482	$—	$348,131	$(1,237)	$(277)	$(310,174)	$36,443
Net loss	—	—	—	—	—	—	—	(2,270)	(2,270)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(156)	—	—	(156)
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	—	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock unit awards	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	218	—	—	—	218
Balance, June 30, 2024	—	$—	2,452,482	$—	$348,349	$(1,393)	$(277)	$(312,444)	$34,235

Six months ended June 30, 2024:

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Balance, January 1, 2024	—	$—	2,439,923	$—	$347,507	$(1,027)	$(277)	$(309,226)	$36,977
Net loss	—	—	—	—	—	—	—	(3,218)	(3,218)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(366)	—	—	(366)
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	8,000	—	160	—	—	—	160
Satisfaction with the conversion of restricted stock unit awards	—	—	4,559	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	682	—	—	—	682
Balance, June 30, 2024	—	$—	2,452,482	$—	$348,349	$(1,393)	$(277)	$(312,444)	$34,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ended June 30, 2023:

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

Six months ended June 30, 2023:

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Six Months Ended June 30,
	2024	2023

Cash flows used in operating activities
Net loss	$(3,218)	$(4,784)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on settlement of debt	—	—
Deferred tax benefits	(109)	(109)
Unrealized (gain) loss on the fair value of investments in bonds held to maturity	(145)	63
Accretion of bond discount	(10)	(137)
Stock-based compensation	682	1,257
Stock issuance commitments	—	—
Provision for bad debt	104	38
Recovery of bad debt	(68)	(6)
Inventory valuation adjustments	434	304
Amortization of right-of-use assets, operating assets	229	135
Depreciation and amortization	690	602
Changes in assets and liabilities
Accounts receivable	(784)	323
Inventories	(978)	(1,196)
Prepaid expenses and other current assets	(229)	(619)
Accounts payable	988	708
Accrued expenses	92	68
Accrued director’s compensation	160	—
Operating lease obligations	(303)	(222)
Customer deposits and deferred revenue	771	381
Net cash used in operating activities	(1,694)	(3,194)
Cash flows used in investing activities
Cash used for investments held to maturity	(949)	(10,763)
Proceeds from bond redemption	950	—
Cash used for property and equipment	(342)	(421)
Net cash used in investing activities	(341)	(11,184)
Cash flows used in financing activities
Principal payments made on notes payable	(114)	(213)
Net cash used in financing activities	(114)	(213)
Effect of exchange rate changes on cash	(684)	(63)
Net decrease in cash and cash equivalents	(2,833)	(14,654)
Cash and cash equivalents, beginning of the period	8,482	25,627
Cash and cash equivalents, end of the period	$5,649	$10,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(IN THOUSANDS)

	For the Six Months Ended June 30,
	2024	2023

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$6
Supplemental disclosure of non-cash information:
Notes payable	$510	$523
Common stock issued in connection with:
Compensation awards previously accrued	$160	$200
ROU assets and operating lease obligations recognized (Note 8):
Operating lease assets recognized	$484	$—
Less: non-cash changes to operating lease assets amortization	(229)	(135)
	$255	$(135)

Operating lease liabilities recognized	$484	$—
Less: non-cash changes to operating lease liabilities accretion	(303)	(222)
	$181	$(222)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Vislink Technologies, Inc., incorporated in Delaware in 2006, is a global technology business that collects, delivers, and manages high-quality, live video and associated data from the action scene to the viewing screen. We provide solutions for collecting live news, sports, entertainment, and news events for the broadcast markets and surveillance and defense markets with real-time video intelligence solutions using various tailored transmission products. Our team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in terrestrial microwave, fiber optic, surveillance, and wireless communications systems, delivering a broad spectrum of customer solutions.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements, along with the notes herein, are intended to be reviewed in conjunction with Vislink Technologies, Inc.’s audited consolidated financial statements and the accompanying notes as detailed in the 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2024 (the “Annual Report on Form 10-K”). The condensed consolidated balance sheet, as of December 31, 2023, originates from these audited statements without complete footnote disclosures typically found in audited annual statements. These unaudited condensed consolidated financial statements have been prepared to include all necessary adjustments, solely of a routine recurring nature, deemed essential for a fair presentation of the Company’s financial standing as of June 30, 2024, along with our results of operations for the three and six months ending on June 30 for both 2024 and 2023, and the cash flows for these periods. However, the results and position as of June 30, 2024, may not be indicative of our full-year 2024 financial condition and operating results.

Given the interim nature of this 10-Q report, the detail and scope of accounting policies outlined here are less comprehensive than those found in the Annual Report on Form 10-K. Investors are encouraged to refer to NOTE 3 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the audited consolidated financial statements within the Annual Report on Form 10-K.

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

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

For the six months ended June 30, 2024, the Company incurred an approximate $4.2 million loss from operations and $1.7 million of cash used in operating activities. As of June 30, 2024, the Company had $29.0 million in working capital, $312.4 million in accumulated deficits, and $5.6 million in cash and cash equivalents.

During the first quarter of 2024, the Company invested approximately $0.9 million of its cash reserves in federal bonds intended to be held to maturity. No additional investments were made during the second quarter of 2024. As of June 30, 2024, the Company held investments in federal bonds valued at $5.9 million, intended to be held to maturity, primarily seeking to generate investment income.

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

NOTE 3 — LOSS PER SHARE

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	74	85
Warrants	455	456
	529	541

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — FOREIGN CURRENCY AND OTHER COMPREHENSIVE (GAINS) LOSSES

The Company has recognized foreign exchange gains and losses and changes in accumulated comprehensive income approximately as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net foreign exchange transactions:
(Gains) Losses	$16,000	$41,000	$30,000	$(3,000)
Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$156,000	$(145,000)	$366,000	$(300,000)

Amounts were converted from British Pounds to U.S. Dollars and Euros to British Pounds using the following exchange rates:

●	As of June 30, 2024 – £1.263870 to $1.00; and €1.070310 to $1.00

●	The average exchange rate for the six months ended June 30, 2024 – £1.264895 to $1.00; and €1.081211 to $1.00

●	As of June 30, 2023 – £1.266150 to $1.00; and €1.088440 to $1.00

●	The average exchange rate for the six months ended June 30, 2023 – £1.233240 to $1.00; and €1.080655 to $1.00

NOTE 5 — CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of six months or less at the time of purchase to be cash equivalents. Cash equivalents consist of unrestricted funds invested in a money market mutual fund. The following table illustrates the Company’s cash and cash equivalents:

	June 30, 2024	December 31, 2023
Cash on hand	$1,706,000	$1,776,000
Federally insured money market mutual funds	3,943,000	6,706,000
Total cash and cash equivalents	$5,649,000	$8,482,000

NOTE 6 — INVESTMENTS

The Company identified the following active debt security investment transactions:

●	On February 28, 2023, the Company purchased a bond, “Federal National Mortgage Association,” with a face and par value of $950,000, which matured February 28, 2024, at an interest rate of 5.07%, totaling $950,000. The bond was redeemed at face value on February 29, 2024.

●	On October 11, 2023, the Company purchased a bond, “HSBC USA INC CP,” with a face value of $5,000,000, maturing October 11, 2024, at a 6.262291% interest rate, and a cash payment of approximately $4,711,000. The value on June 30, 2024, was $4,920,000.

●	On February 27, 2024, the Company acquired the “HSBC USA INC CP” bond with a face value of $1,000,000 and a maturity date of February 12, 2025, at an interest rate of 5.48% and a cash outlay of approximately $949,400. As of June 30, 2024, the fair value of this bond was $966,000.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVESTMENTS (continued)

The Company’s investments held to maturity are as follows as of June 30, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Federal Bonds	$5,673,000	$213,000	$—	$5,886,000

The Company has determined the fair value of its investments held to maturity based on Level 2 input as of June 30, 2024

	Quoted Prices in Active Markets of Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Federal Bonds	$—	$5,886,000	$—	$5,886,000

NOTE 7 — INTANGIBLE ASSETS

The Company continuously monitors operating results, events, and circumstances that may indicate potential impairment of intangible assets. Management concluded that no triggering events occurred during the six months ending on June 30, 2024.

The following table illustrates finite intangible assets as of June 30, 2024:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net

Balance, January 1, 2024	$2,132,000	$(1,408,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,327,000)	$5,591,000	$(3,373,000)	$3,866,000
Amortization	—	(295,000)	—	—	—	(69,000)	—	(210,000)	(574,000)
Balance, June 30, 2024	$2,132,000	$(1,703,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,396,000)	$5,591,000	$(3,583,000)	$3,292,000

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INTANGIBLE ASSETS (continued)

The Company has recognized net capitalized intangible costs as follows:

	June 30,	December 31,
	2024	2023
Proprietary Technology	$431,000	$726,000
Trade Names and Technology	854,000	922,000
Customer Relationships	2,007,000	2,218,000
	$3,292,000	$3,866,000

The Company has recognized the amortization of intangible assets as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Proprietary Technology	$147,000	$148,000	$295,000	$294,000
Trade Names and Technology	35,000	34,000	69,000	69,000
Customer Relationships	105,000	64,000	210,000	127,000
	$287,000	$246,000	$574,000	$490,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 4.9 years as of June 30, 2024. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending June 30,
2025	$749,000
2026	710,000
2027	384,000
2028	288,000
2029	288,000
Thereafter	873,000
$3,292,000

The Company continuously monitors intangible assets for potential impairments based on operating results, events, and circumstances. As of June 30, 2024, management identified no triggering events.

NOTE 8 — LEASES

In addition to leasing office spaces, operational sites, and storage facilities, the Company also rents warehouse facilities internationally and within the country. As of June 30, 2024, these operating leases feature a variety of terms and conditions, with lease lengths ranging from one to four years. Certain leases contain clauses for rent increases and concessions, which result in higher rental payments during the final years of the lease term. These agreements are recognized using the straight-line method over the lease’s minimum duration.

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

As of June 30, 2024, the Company reported Right-of-Use (ROU) assets totaling approximately $1.0 million on the balance sheet net of $1.7 million in accumulated amortization. In addition, the Company recognized operating lease liabilities of approximately $1.4 million, allocating $0.7 million as current and $0.7 million as non-current, as noted on the balance sheet. The weighted average lease term remaining as of June 30, 2024, was 2.0 years, with leases expiring between January 2025 and May 2027, and the weighted average discount rate was 8.9% as of June 30, 2024.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES (continued)

Poway, CA Lease Renewal

On February 12, 2024, Vislink Poway, LLC signed a renewal agreement with CPI Apartment Fund 10 LLC for the premises at 13475 Danielson Street, Suite 100, 130, and 160, Poway, California. The renewal term is set for one year and ten and one-half months, commencing on March 14, 2024, and ending on January 31, 2026. The base rent for the renewal period was established at $22,926 per month. The lease renewal recognized a liability and corresponding ROU assets of approximately $484,000 in Vislink’s financial statements for the quarter ending June 30, 2024, under ASC 842-20-25-1.

The following table illustrates operating lease data for the three and six months ending June 30, 2024, and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$173,000	$103,000	$292,000	$206,000
Short-term lease cost	9,000	10,000	83,000	20,000
Total lease cost	$182,000	$113,000	$375,000	$226,000
Cash paid for lease liabilities:
Cash flows from operating leases			$358,000	$325,000
Right of use assets obtained in exchange for new operating lease liabilities			$484,000	$—

Weighted-average remaining lease term—operating leases			2.0 years	3.1 years

Weighted-average discount rate—operating leases			8.9%	9.5%

The following table illustrates the maturities of our operating lease liabilities as of June 30, 2024:

Amount

2025	$837,000
2026	512,000
2027	185,000
2028	—
2029	—
Thereafter	—
Total lease payments	1,534,000
Less: imputed interest	135,000
Present value of lease liabilities	1,399,000
Less: Current lease liabilities	744,000
Non-current lease liabilities	$655,000

The following table outlines the locations and lease termination dates for the Company’s ROU assets under operating leases for the years 2025 to 2027:

Location	Square Footage	Lease-End Date		Approximate Future Payments
Colchester, U.K. – Waterside House	13,223	Dec	2025	$372,000
Lutton, U.K.	600	Jan	2025	17,000
Billerica, MA	2,000	Dec	2026	266,000
Mount Olive, NJ	7,979	May	2027	404,000
Trivex, Singapore	950	Aug	2025	41,000
Poway, CA	11,715	Jan	2026	434,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9— STOCKHOLDERS’ EQUITY

Preferred stock

On March 22, 2023, the Company’s Board of Directors approved a resolution to eliminate the Company’s Certificate of Designation, Preferences, and Rights (the “Certificate of Elimination”) of the Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), which was filed with the Secretary of State of the State of Delaware on November 9, 2022.

Upon the effective filing of the Certificate of Elimination, the shares previously designated under the certificate of designation as Series A Preferred Stock shall resume the status of authorized but unissued shares of the Company’s preferred stock. As of June 30, 2024, -0- shares are authorized, and no Series A Preferred Stock was issued or outstanding.

Common stock

Other common stock activity

During the six months that ended June 30, 2024, the Company has:

●	Issued 8,000 shares of common stock to specific board members as part of a commitment agreement valued at $160,000 (the common stock’s value was determined on the agreement’s original date);

●	Issued 4,559 shares of common stock in satisfaction of the conversion of restricted stock unit awards and

●	Recognized approximately $682,000 of stock-based compensation costs associated with outstanding stock options in general and administrative expenses offsetting additional capital investments.

Common stock warrants

As of June 30, 2024, warrants to purchase 1,500 shares of common stock expired. On June 30, 2024, warrants to purchase 454,580 shares of common stock were outstanding and exercisable; the weighted average exercise price of warrants outstanding is $65.00, with a weighted average remaining contractual life of 1.6 years. These outstanding warrants did not have an intrinsic value as of June 30, 2024.

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

Summary of stock-based compensation for all equity award plans

The table below shows stock-based compensation expenses, included in general and administrative expenses, under the following plans.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Equity-based plans:
Time-vested option inducement awards	$101,000	$37,000	$113,000	$107000
Time-based restricted stock awards	117,000	299,000	569,000	1,150000
	$218,000	$336,000	$682,000	$1,257,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Pension:

The Company may make a matching contribution to its employees’ 401(k) plan. Furthermore, Vislink operates a Group Personal Plan through its U.K. subsidiary, investing funds with Royal London. Employees of the Company in the United Kingdom are entitled to participate in the Company’s employee benefit plan, to which varying amounts are contributed according to their status. Additionally, the Company operates a stakeholder pension plan in the United Kingdom.

The table below represents the Company’s matching contributions as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Company matching contributions - Group Personal Pension Plan	$30,000	$35,000	$65,000	$68,000

NOTE 12 — CONCENTRATIONS

Customer concentration risk

During the three months ending June 30, 2024, the Company observed sales to two customers amounting to $1,341,000 (15%) and $1,062,000 (12%), respectively, representing more than 10% of its sales. During the six months ending June 30, 2024, the Company observed that no single customer sales represented more than 10% of the Company’s consolidated sales. In the three and six months ended June 30, 2023, no customers exceeded 10 % of the Company’s consolidated sales.

As of June 30, 2024, two customers owed the Company approximately $1,060,000 and $1,058,000, respectively, each representing 11% each of its consolidated net receivables. Two customers owed the Company approximately $925,000 and $688,000, respectively, representing 16% and 12% of its consolidated net receivables on June 30, 2023.

Vendor concentration risk

In the three months ending June 30, 2024, purchases from one vendor amounted to $984,000 (25%) exceeding 10% of the Company’s consolidated inventory purchases. In the six months ending June 30, 2024, two vendors met the criteria beyond 10% of the Company’s consolidated inventory purchases of approximately $1,792,000 (25%) and $741,000 (10%), respectively, each representing 10% each of the Company’s consolidated inventory purchases, respectively.

In the three months ending June 30, 2023, two vendors exceeded 10% of the Company’s consolidated purchases with approximately $465,000 and $323,000, respectively, representing 15% and 10% of the Company’s consolidated inventory purchases. In the six months ending June 30, 2023, two vendors met the criteria beyond 10% of the Company’s consolidated inventory purchases of approximately $595,000 and $587,000, respectively, each representing 10% each of the Company’s consolidated inventory purchases, respectively.

As of June 30, 2024, one vendor exceeded 10% of the Company’s consolidated accounts payable of approximately $938,000 (22%). As of June 30, 2023, one vendor exceeded 10% of the Company’s consolidated accounts payable of approximately $610,000 (18%).

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, the Company disaggregated revenue by the Company’s primary geographical markets and revenue sources:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Primary geographical markets:
North America	$4,013,000	$1,721,000	$7,785,000	$4,888,000
South America	2,000	38,000	18,000	227,000
Europe	2,503,000	1,593,000	4,880,000	3,436,000
Asia	404,000	1,305,000	1,109,000	2,024,000
Rest of World	1,780,000	386,000	3,508,000	1,656,000
	$8,702,000	$5,043,000	$17,300,000	$12,231,000
Primary revenue source:
Equipment sales	$8,097,000	$4,279,000	$15,460,000	$10,673,000
Installation, integration, and repairs	225,000	263,000	1,109,000	749,000
Warranties	380,000	501,000	731,000	809,000
	$8,702,000	$5,043,000	$17,300,000	$12,231,000
Long-Lived Assets:
United States			$3,293,000	$2,174,000
Netherlands			24,000	23,000
United Kingdom			3,023,000	4,397,000
			$6,340,000	$6,594,000

NOTE 14 — REBATES

The Company has been applying for tax rebates related to the research costs incurred by our U.K. subsidiary. During the six months ended June 30, 2024, the Company recognized $374,000 in tax rebates as other income. For the same period in 2023, the recognized amount was $329,000.

While the Company plans to continue filing rebate forms for the 2024 fiscal year, it cannot guarantee that rebates will be available at a similar level or at all in future years.

NOTE 15 — SUBSEQUENT EVENTS

Under ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2024. It has determined that it does not have any other material subsequent events to disclose in these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, the audited consolidated financial statements and the notes thereto, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K.

Cautionary Note About Forward-Looking Statements

This report includes forward-looking statements that, although based on assumptions that the Company considers reasonable, are subject to risks and uncertainties, which could cause actual events or conditions to differ materially from those currently anticipated, expressed, or implied by such forward-looking statements. You should read this report and the documents the Company references in this report and have filed as exhibits to this report entirely and understand that our actual future results may materially differ from what the Company expects. You should also review the factors and risks the Company describes in reports the Company will file or submit from time to time with the SEC after this report’s date. The Company qualifies all of our forward-looking statements with these cautionary statements.

Update on Geopolitical Conflicts and Climate Change

Geopolitical Risks:

During the quarter ending June 30, 2024, there were no significant developments in the Ukraine/Russia and Israel/Hamas conflicts that materially altered the previously disclosed risks in our Annual Report on Form 10-K for the fiscal year ending December 31, 2023, as filed with the SEC on April 3, 2024. The Company has no direct operations, revenue streams, or physical presence in these regions. The Company monitors the situation for potential indirect impacts on our global supply chain and business continuity, such as increased transportation costs or disruptions in our suppliers’ operations. Any material changes or updates will be promptly disclosed.

Climate Change Initiatives:

The Company is committed to addressing the challenges and opportunities climate change presents. While the direct financial impact of climate change on our operations has not been material in the most recent fiscal quarter, the Company plans to undertake significant efforts to improve sustainability and resilience in our operations. We have already begun enhancing energy efficiency across our facilities and are actively exploring renewable energy integration. Additionally, the Company is in the process of developing innovative solutions to reduce our carbon footprint, demonstrating our dedication to these goals.

Financial and Operational Impact:

During the quarter ending June 30, 2024, the Company experienced no material financial or operational impacts directly attributable to the geopolitical conflicts or climate change. The Company monitors these situations and may need to adjust operations and strategies to mitigate potential risks.

Outlook:

Vislink Technologies Inc. remains dedicated to navigating the complexities of the global geopolitical landscape and the evolving challenges of climate change. Our focus continues to be safeguarding operations, supporting customers, and delivering value to shareholders while upholding our commitment to corporate responsibility and environmental sustainability.

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

Results of Operations

Comparison for the six months ended June 30, 2024, and 2023

Revenue

In the three months ended June 30, 2024, our net revenue was $8.7 million compared to $5.0 million for the three months ended June 30, 2023, representing an increase of $3.7 million or 74%. In the six months ended June 30, 2024, our net revenue was $17.3 million compared to $12.2 million for the six months ended June 30, 2023, representing an increase of $5.1 million or 42%.

This growth is attributable to our expanded market reach, improved operational efficiencies, new product development, and the benefits of integrating the U.K. manufacturing operations into our U.S. facilities.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

In the three months ended June 30, 2024, the cost of components and personnel was $3.8 million compared to $2.4 million for the three months ended June 30, 2023, representing an increase of $1.4 million or 74%. In the six months ended June 30, 2024, the cost of components and personnel was $7.4 million compared to $5.7 million for the six months ended June 30, 2023, representing an increase of $1.7 million or 30%.

Our expanded market reach and new product development, have increased the cost of components and personnel, supporting the Company’s growth and operational strategy. This notable change reflects the Company’s strategic decisions and initiatives undertaken in previous periods, as well as the increase in revenue. In the latter half of 2022, the company discontinued several underperforming product lines. This decision allowed us to reallocate resources to more profitable and promising products, contributing to overall operational efficiency. Additionally, we relocated Vislink’s U.K. manufacturing division to the United States, aimed at consolidating our manufacturing operations, reducing logistics costs, and improving supply chain management. The increase in revenue has driven higher production demands, necessitating additional components and personnel to meet market needs. The expanded market reach and introduction of new products have also required investment in skilled labor and advanced components to maintain a competitive advantage and support our growth strategy.

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

In the three months ending June 30, 2024, the general and administrative expenses were $5.9 million compared to $4.7 million for the three months ending June 30, 2023, representing an increase of $1.2 million or 26%. In the six months ending June 30, 2024, the general and administrative expenses were $11.2 million compared to $9.7 million for the six months ending June 30, 2023, representing an increase of $1.5 million or 15%.

The three-month increase of $1.1 million is predominantly due to $0.9 million in salaries and benefits, $0.3 million in commissions, and $0.2 million in computer expenses. The increase was offset by a decrease primarily attributed to $0.2 million each of taxes, licenses, and stock-based compensation.

The six-month increase of $1.4 million is primarily attributable to $1.0 million in salaries and benefits, $0.3 million in commissions, and $0.2 million in computer expenses, other external services, and director’s fees. The increase was offset by a decrease attributed to $0.6 million in stock-based compensation and $0.2 million in consulting fees.

Research and Development

Research and development expenses include salary and benefits, payroll taxes, prototype development, facility costs, and travel expenditures.

In the three months ending June 30, 2024, the research and development expenses were $1.0 million compared to $0.9 million for the three months ending June 30, 2023, representing an increase of $0.1 million or 11%. In the six months ending June 30, 2024, the research and development expenses were $1.8 million compared to $1.7 million for the six months ending June 30, 2023, representing an increase of $0.1 million or 6%.

Amortization and Depreciation

In the three months ending June 30, 2024, amortization and depreciation expenses remained consistent at $0.3 million, unchanged from the three months ending June 30, 2023. For the six months ended June 30, 2024, amortization and depreciation expenses increased slightly by $0.1 million to $0.7 million, compared to $0.6 million for the six months ended June 30, 2023.

This stability over the three-month period and the slight increase over the six-month period reflect minimal changes in the net book value of our intangible and fixed assets, as the Company does not regularly engage in material procurements of these assets.

Other

Dividend and Interest Income

In the three months ending June 30, 2024, dividend and interest income was $0.2 million, compared to $0.4 million for the three months ending June 30, 2023, representing an increase of $0.2 million or 50%. In the six months ending June 30, 2024, dividend and interest income were $0.3 million, compared to $0.6 million for the six months ending June 30, 2023, representing a decrease of $0.3 million or 50%.

The decrease in dividend and interest income is partly due to the redemption of government-backed bonds during the first quarter of 2024.

Net Loss

In the three months ending June 30, 2024, the Company had a net loss of $2.2 million compared to a net loss of $3.1 million in the three months ending June 30, 2023, or a decrease in a net loss of $0.8 million or 26%. The Company’s net loss for the six months ending June 30, 2024, was $3.4 million, compared to $4.9 million for the six months ending June 30, 2023, or a decrease in a net loss of $1.5 million or 31%.

The decrease in the net loss of $0.8 million for the three months ended June 30, 2024, was primarily the result of an increase in revenue of $3.7 million, offset by an increase in component and personal costs of $1.4 million, general and administrative expenses of $1.1 million.

The decrease in the net loss of $1.5 million for the six months ended June 30, 2024, was primarily the result of an increase in revenue of $5.1 million offset by an increase in cost of component and personal costs of $1.7 million and $1.4 million in general and administrative expenses.

This improvement is attributable to more efficient expense management, including renegotiating contracts with suppliers, optimizing our workforce, implementing cost-saving measures, and increasing revenue.

Liquidity and Capital Resources

For the six months ended June 30, 2024, the Company incurred an approximate $4.2 million loss from operations and $1.7 million of net cash used in operating activities. As of June 30, 2024, the Company had $29.0 million in working capital, $312.4 million in accumulated deficits, and $5.6 million in cash and cash equivalents.

During the first quarter of 2024, the Company invested approximately $0.9 million of its cash reserves in federal bonds intended to be held to maturity. No additional investments were made during the second quarter of 2024. As of June 30, 2024, the Company held investments in federal bonds valued at $5.9 million, intended to be held to maturity, primarily seeking to generate investment income.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies during the six months ended June 30, 2024, compared to those disclosed in our Annual Report on Form 10-K. The location of additional information about these critical accounting policies is in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K.

Cash Flows

The following table sets forth the major components of our consolidated statements of cash flow data for the periods presented (in thousands).

	Six Month Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(1,694)	$(3,194)
Net cash used in investment activities	(341)	(11,184)
Net cash used by financing activities	(114)	(213)
Effect of exchange rate changes on cash	(684)	(63)
Net (decrease) in cash	$(2,833)	$(14,654)

Operating Activities

Net cash used in operating activities of approximately $1.7 million during the six months ended June 30, 2024, was principally attributable to a net loss of $3.1 million; an increase in inventory of $1.0 million, accounts receivable of $.08 million, and operating lease liabilities of $0.3 million; and was principally offset by stock-based compensation and depreciation and amortization of $0.7 million each, inventory valuation adjustments of $0.4 million, an increase in accounts payable of $1.0 million, and deferred revenue and customer deposits of $0.8 million.

Net cash used in operating activities of approximately $3.2 million during the six months ended June 30, 2023, was principally attributable to a net loss of $4.8 million, $1.3 million of stock-based compensation, $0.6 million of depreciation and amortization, an increase in $1.2 million of inventory, $0.7 million of accounts payable, and $0.6 million of prepaid expenses and other current assets; offset by $0.4 million of bad debt recovery, decreases of $0.3 million of accounts receivable, and operating lease liabilities each.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2024, and 2023 were $0.3 million and $11.2 million, respectively. This cash was principally related to the Company’s investment in government-backed securities and money market funds and capital expenditures for furniture and computer equipment.

Financing Activities

Net cash used in financing activities of approximately $0.1 million and $0.2 million during the six months ended June 31, 2024, and 2023, respectively, was principally attributable to principal payments made towards D&O policy premiums.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2024, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures also ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decision-making regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of June 30, 2024, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2024, were not effective due to the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

As of the fiscal quarter ended June 30, 2024, our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In their assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that such control was ineffective and that there continue to be control deficiencies that constituted material weaknesses because (i) we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, and (b) conduct a tolerable risk assessment, and (ii) we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared following U.S. generally accepted accounting principles (“GAAP”).

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

Except for the material weakness and remediation efforts, there was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2024, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) Not applicable.

(c) Trading Plans.

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the Securities and Exchange Commission).

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

VISLINK TECHNOLOGIES, INC.

Date: August 14, 2024	By:	/s/ Carleton M. Miller
Carleton M. Miller
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

