Form 10-Q
period 2024-09-30
Vislink Technologies, Inc.
filed 2024-11-14
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 2,464,419 shares of its common stock outstanding as of November 12, 2024.

VISLINK TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	3
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and nine months ended September 30, 2024, and 2023	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024	5
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023	6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024, and 2023	7
Notes to Unaudited Condensed Consolidated Financial Statements	9

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,213	$8,482
Accounts receivable, net	8,252	8,680
Inventories, net	15,265	14,029
Investments held to maturity	5,975	5,731
Prepaid expenses and other current assets	1,992	1,560
Total current assets	34,697	38,482
Right of use assets, operating leases	504	742
Property and equipment, net	2,155	1,902
Intangible assets, net	3,052	3,866
Total assets	$40,408	$44,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,211	$3,183
Accrued expenses	1,675	1,578
Notes payable	230	—
Operating lease obligations, current	513	463
Customer deposits and deferred revenue	1,983	1,490
Total current liabilities	7,612	6,714
Operating lease obligations, net of current portion	376	755
Deferred tax liabilities	430	546
Total liabilities	8,418	8,015
Commitments and contingencies (See Note 12)
Stockholders’ equity
Series A Preferred stock, $0.00001 par value per share: -0- shares authorized on September 30, 2024, and December 31, 2023, respectively; -0- shares issued and outstanding on September 30, 2024, and December 31, 2023, respectively.	—	—
Common stock, $0.00001 par value per share, 100,000,000 shares authorized on September 30, 2024, and December 31, 2023, respectively: Common stock, 2,464,398 and 2,439,923 were issued, and 2,464,265 and 2,439,790 were outstanding on September 30, 2024, and December 31, 2023, respectively.	—	—
Additional paid-in capital	348,548	347,507
Accumulated other comprehensive loss	(827)	(1,027)
Treasury stock, at cost – 133 shares as of September 30, 2024, and December 31, 2023, respectively	(277)	(277)
Accumulated deficit	(315,454)	(309,226)
Total stockholders’ equity	31,990	36,977
Total liabilities and stockholders’ equity	$40,408	$44,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT NET LOSS PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue, net	$7,066	$7,179	$24,366	$19,410
Cost of revenue and operating expenses
Cost of components and personnel	3,485	3,302	10,846	8,977
Inventory valuation adjustments	310	176	744	480
General and administrative expenses	5,050	4,793	16,262	14,500
Research and development expenses	1,160	805	2,925	2,480
Impairment on right-of-use assets	—	83	—	83
Depreciation and amortization	321	311	1,011	913
Total cost of revenue and operating expenses	10,326	9,470	31,788	27,433
Loss from operations	(3,260)	(2,291)	(7,422)	(8,023)
Other income (expense)
Unrealized gain (loss) on investments held to maturity	84	(4)	229	(67)
Other income (loss)	26	(36)	400	294
Dividend income	47	104	185	323
Interest income, net	86	202	264	555
Total other income	243	266	1,078	1,105
Net loss before income taxes	(3,017)	(2,025)	(6,344)	(6,918)
Income taxes
Deferred tax benefits	7	55	116	164
Net loss	$(3,010)	$(1,970)	$(6,228)	$(6,754)

Basic and diluted loss per share	$(1.22)	$(0.83)	$(2.54)	$(2.84)
Weighted average number of shares outstanding:
Basic and diluted	2,464	2,382	2,454	2,377
Comprehensive loss:
Net loss	$(3,010)	$(1,970)	$(6,228)	$(6,754)
Unrealized gain (loss) on currency translation adjustment	566	(364)	200	(64)
Comprehensive loss	$(2,444)	$(2,334)	$(6,028)	$(6,818)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(IN THOUSANDS, EXCEPT SHARE DATA)

Three months ended September 30, 2024:

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Balance, June 30, 2024	—	$—	2,452,482	$—	$348,349	$(1,393)	$(277)	$(312,444)	$34,235

Net loss	—	—	—	—	—	—	—	(3,010)	(3,010)
Unrealized gain on currency translation adjustment	—	—	—	—	—	566	—	—	566
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	—	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock unit awards	—	—	11,916	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	199	—	—	—	199
Balance, September 30, 2024	—	$—	2,464,398	$—	$348,548	$(827)	$(277)	$(315,454)	$31,990

Nine months ended September 30, 2024:

						Accumulated
	Series A				Additional	Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Balance, January 1, 2024	—	$—	2,439,923	$—	$347,507	$(1,027)	$(277)	$(309,226)	$36,977
Net loss	—	—	—	—	—	—	—	(6,228)	(6,228)
Unrealized gain on currency translation adjustment	—	—	—	—	—	200	—	—	200
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	8,000	—	160	—	—	—	160
Satisfaction with the conversion of restricted stock unit awards	—	—	16,475	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	881	—	—	—	881
Balance, September 30, 2024	—	$—	2,464,398	$—	$348,548	$(827)	$(277)	$(315,454)	$31,990

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

Three months ended September 30, 2023:

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

Nine months ended September 30, 2023:

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Nine Months Ended September 30,
	2024	2023

Cash flows used in operating activities
Net loss	$(6,228)	$(6,754)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred tax benefits	(116)	(164)
Unrealized (gain) loss on the fair value of investments in bonds held to maturity	(229)	67
Accretion of bond discount	(15)	(224)
Stock-based compensation	881	1,600
Provision for bad debt	213	64
Recovery of bad debt	—	(8)
Inventory valuation adjustments	744	480
Amortization of right-of-use assets, operating assets	236	276
Depreciation and amortization	1,011	913
Impairment on right-of-use assets	—	83
Changes in assets and liabilities
Accounts receivable	416	(1,400)
Inventories	(1,424)	(1,598)
Prepaid expenses and other current assets	64	(278)
Accounts payable	28	505
Accrued expenses	96	445
Accrued director’s compensation	160	(5)
Operating lease obligations	(329)	(367)
Customer deposits and deferred revenue	493	373
Net cash used in operating activities	(3,999)	(5,992)
Cash flows used in investing activities
Cash used for investments held to maturity	(949)	(10,763)
Cash used in asset acquisition	—	(269)
Proceeds from bond redemption	950	—
Cash used for property and equipment	(519)	(502)
Net cash used in investing activities	(518)	(11,534)
Cash flows used in financing activities
Principal payments made on notes payable	(280)	(409)
Net cash used in financing activities	(280)	(409)
Effect of exchange rate changes on cash	(472)	(452)
Net decrease in cash and cash equivalents	(5,269)	(18,387)
Cash and cash equivalents, beginning of the period	8,482	25,627
Cash and cash equivalents, end of the period	$3,213	$7,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(IN THOUSANDS)

	For the Nine Months Ended September 30,
	2024	2023

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12	$11
Supplemental disclosure of non-cash information:
Notes payable	$510	$523
Common stock issued in connection with:
Compensation awards previously accrued	$160	$200
ROU assets and operating lease obligations recognized (Note 9):
Operating lease assets recognized	$—	$—
Less: non-cash changes to operating lease assets
Amortization	(236)	(276)
Impairment	—	(83)
Loss on lease impairment	—	83
	$(236)	$(276)

Operating lease liabilities recognized	$—	$—
Less: non-cash changes to operating lease liabilities accretion	(329)	(367)
	$(329)	$(367)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Vislink Technologies, Inc., incorporated in Delaware in 2006, is a global technology business that collects, delivers, and manages high-quality, live video and associated data from the action scene to the viewing screen. We provide solutions for collecting live news, sports, entertainment, and news events for the broadcast, surveillance, and defense markets with real-time video intelligence solutions using various tailored transmission products. Our team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in terrestrial microwave, fiber optic, surveillance, and wireless communications systems, delivering a broad spectrum of customer solutions.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements, along with the notes herein, are intended to be reviewed in conjunction with Vislink Technologies, Inc.’s audited consolidated financial statements and the accompanying notes as detailed in the 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2024 (the “Annual Report on Form 10-K”). The condensed consolidated balance sheet, as of December 31, 2023, originates from these audited statements without complete footnote disclosures typically found in audited annual statements. These unaudited condensed consolidated financial statements have been prepared to include all necessary adjustments, solely of a routine recurring nature, deemed essential for a fair presentation of the Company’s financial standing as of September 30, 2024, along with our results of operations for the three and nine months ending on September 30 for both 2024 and 2023, and the cash flows for these periods. However, the results and position as of September 30, 2024, may not be indicative of our full-year 2024 financial condition and operating results.

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

Prior to this date, as disclosed in our Annual Report on Form 10-K, we had not yet formally adopted ASU 2023-07, which became mandatory for public entities in reporting periods beginning after December 15, 2023. We have concluded that we operate as a single reporting segment, and due to this structure, we believe we are only required to report in a single segment by ASU 2023-07. Accordingly, we believe the adoption of ASU 2023-07 has not significantly impacted our financial statements.

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

Recently Issued Accounting Principles

Recent Accounting Pronouncements

On November 4, 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This amendment requires enhanced disclosures on expense disaggregation within the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has not yet assessed the impact of this ASU on its financial statements.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

For the nine months ended September 30, 2024, the Company incurred an approximate $7.4 million loss from operations and $4.0 million of cash used in operating activities. As of September 30, 2024, the Company had $27.1 million in working capital, $315.5 million in accumulated deficits, and $3.2 million in cash and cash equivalents.

During the first quarter of 2024, the Company invested approximately $0.9 million of its cash reserves in federal bonds intended to be held to maturity. No additional investments were made during the second and third quarters of 2024. As of September 30, 2024, the Company held investments in federal bonds valued at $6.0 million, intended to be held to maturity, primarily seeking to generate investment income.

Various factors influence the Company’s liquidity needs, including economic conditions such as inflation and currency exchange rates, competitive dynamics within current and target markets, potential strategic acquisitions, and market strategy adjustments. Additionally, research and development activities, regulatory developments, and technological advancements could further impact liquidity requirements. Given these considerations, management believes that the Company has sufficient resources to continue operations for at least 12 months from the filing date of these financial statements.

Restructuring Initiatives:

On November 12, 2024, the Board approved a plan to restructure certain operations of the business. The Company has initiated a series of restructuring actions that include a reduction in workforce and the termination of the U.K. and Poway, California manufacturing operations, and the transfer of these manufacturing activities to Mount Olive, New Jersey. The initiatives aim to enhance the Company’s financial position by eliminating underperforming product lines, redundant manufacturing facilities, and associated headcount.

The Company expects associated one-time costs saving related to severance, lease termination, and other restructuring initiatives to total approximately $4.9 million. The majority of these savings will be realized in the fourth quarter of 2024 and the first quarter of 2025. The Company expects to realize additional expense savings of approximately $1.1 million throughout 2025. There is no assurance the Company will be able to achieve these objectives. The actual results may differ from these estimates.

NOTE 3 — LOSS PER SHARE

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	71	76
Warrants	455	456
	526	532

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — FOREIGN CURRENCY AND OTHER COMPREHENSIVE (GAINS) LOSSES

The Company has recognized foreign exchange gains and losses and changes in accumulated comprehensive income approximately as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net foreign exchange transactions:
(Gains) Losses	$40,000	$58,000	$70,000	$55,000

Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$(566,000)	$364,000	$(200,000)	$64,000

Amounts were converted from British Pounds to U.S. Dollars and Euros to British Pounds using the following exchange rates:

●	As of September 30, 2024 – £1.338690 to $1.00; €1.116020 to $1.00

●	The average exchange rate for the nine months ended September 30, 2024 – £1.276856 to $1.00; €1.087081to $1.00

●	As of September 30, 2023 – £1.221980 to $1.00; €1.058230 to $1.00

●	The average exchange rate for the nine months ended September 30, 2023 – £1.244390 to $1.00; €1.083310 to $1.00

NOTE 5 — CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of nine months or less at the time of purchase to be cash equivalents. Cash equivalents consist of unrestricted funds invested in a money market mutual fund. The following table illustrates the Company’s cash and cash equivalents:

	September 30, 2024	December 31, 2023
Cash on hand	$995,000	$1,776,000
Federally insured money market mutual funds	2,218,000	6,706,000
Total cash and cash equivalents	$3,213,000	$8,482,000

NOTE 6 — INVESTMENTS

The Company identified the following active debt security investment transactions:

●	On February 28, 2023, the Company purchased a bond, “Federal National Mortgage Association,” with a face and par value of $950,000, which matured February 28, 2024, at an interest rate of 5.07%, totaling $950,000. The bond was redeemed on February 29, 2024.

●	On October 11, 2023, the Company purchased a bond, “HSBC USA INC CP,” with a face value of $5,000,000, maturing October 11, 2024, at a 6.262291% interest rate, for a cash payment of approximately $4,711,000. The value on September 30, 2024, was $4,992,000.

●	On February 27, 2024, the Company acquired the “HSBC USA INC CP” bond with a face value of $1,000,000 and a maturity date of February 12, 2025, at an interest rate of 5.48%, for a cash outlay of approximately $949,400. As of September 30, 2024, the fair value of this bond was $983,000.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVESTMENTS (continued)

The Company’s investments held to maturity are as follows as of September 30, 2024:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Federal Bonds	$5,678,000	$297,000	$—	$5,975,000

The Company has determined the fair value of its investments held to maturity based on Level 2 input as of September 30, 2024:

The Company’s investments held to maturity are as follows as of September 30, 2024:

	Quoted Prices in Active Market of Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Federal Bonds	$—	$5,975,000	$—	$5,975,000

NOTE 7 — INTANGIBLE ASSETS

The Company continuously monitors operating results, events, and circumstances that may indicate potential impairment of intangible assets. Management concluded that no triggering events occurred during the nine months ending on September 30, 2024.

The following table illustrates finite intangible assets as of September 30, 2024:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net

Balance, January 1, 2024	$2,132,000	$(1,408,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,327,000)	$5,591,000	$(3,373,000)	$3,866,000
Amortization	—	(393,000)	—	—	—	(104,000)	—	(317,000)	(814,000)
Balance, September 30, 2024	$2,132,000	$(1,801,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,431,000)	$5,591,000	$(3,690,000)	$3,052,000

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

The Company has recognized net capitalized intangible costs as follows:

	September 30,	December 31,
	2024	2023
Proprietary Technology	$333,000	$726,000
Trade Names and Technology	819,000	922,000
Customer Relationships	1,900,000	2,218,000
	$3,052,000	$3,866,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INTANGIBLE ASSETS (continued)

Trade Name, Technology, and Customer Relationships: (continued)

The Company has recognized the amortization of intangible assets as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Proprietary Technology	$98,000	$149,000	$393,000	$443,000
Trade Names and Technology	35,000	35,000	104,000	104,000
Customer Relationships	107,000	66,000	317,000	193,000
	$240,000	$250,000	$814,000	$740,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 4.9 years as of September 30, 2024. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending September 30,
2025	$735,000
2026	650,000
2027	291,000
2028	288,000
2029	288,000
Thereafter	800,000
$3,052,000

The Company continuously monitors intangible assets for potential impairments based on operating results, events, and circumstances. As of September 30, 2024, management identified no triggering events.

NOTE 8 — NOTES PAYABLE

The table below represents the Company’s notes payable as of September 30, 2024, and December 31, 2023:

	Principal
	September 30, 2024	December 31, 2023

The Company renewed its Directors and Officers (D & O) insurance policy on April 23, 2024, at a reduced premium of approximately $788,000, making a down payment of $278,000 financing the remaining balance of approximately $510,000. The financing arrangement contains a nine-month term with a 7.5% annual interest rate, resulting in a monthly principal and interest payment of approximately $58,000. The Company recognized interest expense of $6,000 and $10,000 for the three and nine months ending September 30, 2024, respectively, compared to none for the same periods in 2023.	$230,000	$—
	$230,000	$—

NOTE 9 — LEASES

In addition to leasing office spaces, operational sites, and storage facilities, the Company also rents warehouse facilities internationally and within the country. As of September 30, 2024, these operating leases feature a variety of terms and conditions, with lease lengths ranging from one to four years. Certain leases contain clauses for rent increases and concessions, which result in higher rental payments during the final years of the lease term. These agreements are recognized using the straight-line method over the lease’s minimum duration.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LEASES (continued)

During those periods, there were no significant adjustments to the straight-line rental expenses. Most costs accounted for in each period were reflected in the cash spent on operating activities, mainly covering payments for the basic rent of offices and warehouses. Additionally, we can renew certain leases at various intervals, though we are not obligated to. Expenses associated with short-term leases, taxes, and variable service fees were minimal.

As of September 30, 2024, the Company reported Right-of-Use (ROU) assets totaling approximately $0.5 million on the balance sheet net of $1.9 million in accumulated amortization. In addition, the Company recognized operating lease liabilities of approximately $0.9 million, allocating $0.5 million as current and $0.4 million as non-current, as noted on the balance sheet. The weighted average lease term remaining as of September 30, 2024, was 1.8 years, with leases expiring between January 2025 and May 2027, and the weighted average discount rate was 9.4% as of September 30, 2024.

Poway, CA Lease Renewal and Classification Correction

On February 12, 2024, Vislink Poway, LLC signed a renewal agreement with CPI Apartment Fund 10 LLC for the premises at 13475 Danielson Street, Suite 100, 130, and 160, Poway, California. The renewal agreement was initially accounted for based on preliminary terms indicating a lease commencement on March 14, 2024, with an end date of January 31, 2026. Consequently, a Right-of-Use (ROU) asset of approximately $484,000 and a lease liability of approximately $473,000 were recognized in the first quarter of 2024.

The final signed lease agreement was obtained during the third quarter of 2024. It confirms a one-year lease term beginning on April 1, 2024, and ending on March 31, 2025. Since the finalized lease term is 12 months, it qualifies as a short-term lease under ASC 842, and no ROU asset or lease liability is required to be recorded.

The Company corrected this by removing the previously recognized ROU asset and lease liability. The Poway, California lease is now accurately accounted for as a short-term lease, with monthly payments of $22,926 expensed on a straight-line basis over the lease term.

Dubai Studio City, UAE Renewal

The Company renewed its lease for 646 square feet of administrative office space in Dubai Studio City, UAE, for approximately $1,333 monthly commencing on July 3, 2024, and terminating on July 2, 2025.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LEASES (continued)

Dubai Studio City, UAE Renewal (continued)

The following table illustrates operating lease data for the three and six months ending September 30, 2024, and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$173,000	$97,000	$465,000	$303,000
Short-term lease cost	16,000	5,000	99,000	25,000
Total lease cost	$189,000	$102,000	$564,000	$328,000
Cash paid for lease liabilities:

Cash flows from operating leases	$581,000	$473,000
Right of use assets obtained in exchange for new operating lease liabilities	$—	$—

Weighted-average remaining lease term—operating leases	1.8 years	3.0 years
Weighted-average discount rate—operating leases	9.4%	9.5%

The following table illustrates the maturities of our operating lease liabilities as of September 30, 2024:

Amount

2025	$575,000
2026	280,000
2027	121,000
2028	—
2029	—
Thereafter	—
Total lease payments	976,000
Less: imputed interest	87,000
Present value of lease liabilities	889,000
Less: Current lease liabilities	513,000
Non-current lease liabilities	$376,000

The following table outlines the locations and lease termination dates for the Company’s Right-of-Use Assets under operating leases for the years 2025 to 2027:

Location	Square Footage	Lease-End Date		Approximate Future Payments
Colchester, U.K. – Waterside House	13,223	Dec	2025	$324,000
Lutton, UK	600	Jan	2025	10,000
Billerica, MA	2,000	Dec	2026	240,000
Mount Olive, NJ	7,979	May	2027	370,000
Trivex, Singapore	950	Aug	2025	32,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10— STOCKHOLDERS’ EQUITY

Preferred stock

On March 22, 2023, the Company’s Board of Directors approved a resolution to eliminate the Company’s Certificate of Designation, Preferences, and Rights (the “Certificate of Elimination”) of the Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), which was filed with the Secretary of State of the State of Delaware on November 9, 2022.

Upon the effective filing of the Certificate of Elimination, the shares previously designated under the certificate of designation as Series A Preferred Stock shall resume the status of authorized but unissued shares of the Company’s preferred stock. As of September 30, 2024, -0- shares are authorized, and no Series A Preferred Stock was issued or outstanding.

Common stock

Other common stock activity

During the nine months that ended September 30, 2024, the Company has:

●	Issued 8,000 shares of common stock to specific board members as part of a commitment agreement valued at $160,000 (the common stock’s value was determined on the agreement’s original date);

●	Issued 16,475 shares of common stock in satisfaction of the conversion of restricted stock unit awards and

●	Recognized approximately $881,000 of stock-based compensation costs associated with outstanding stock options in general and administrative expenses offsetting additional capital investments.

Common stock warrants

As of September 30, 2024, warrants to purchase 1,534 shares of common stock expired. On September 30, 2024, warrants to purchase 454,546 shares of common stock were outstanding and exercisable; the weighted average exercise price of warrants outstanding is $65.00, with a weighted average remaining contractual life of 1.4 years. These outstanding warrants did not have an intrinsic value as of September 30, 2024.

NOTE 11 — STOCK-BASED COMPENSATION

Inducement Awards:

The Company grants time-vested and performance-based stock options under inducement awards, consistent with NASDAQ Listing Rule 5653(c)(4). These inducement awards, granted outside our existing equity compensation plans, are designed to reward employees for their commitment and performance toward achieving our strategic goals.

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

NOTE 11 — STOCK-BASED COMPENSATION (continued)

Inducement Awards (continued):

Time-based and Performance-Based Inducement Restricted Stock Unit Awards

The Company’s inducement-restricted stock units (“RSUs”) are generally granted with vesting terms based on time or performance-based criteria. Performance-based RSUs are tied to achieving specific financial metrics, and aligning employee rewards with the Company’s success.

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

Summary of stock-based compensation for all equity award plans

The table below shows stock-based compensation expenses, included in general and administrative expenses, under the following plans.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Equity-based plans:
Time-vested option inducement awards	$—	$37,000	$113,000	$144,000
Time-based restricted stock awards	199,000	306,000	768,000	1,456,000
	$199,000	$343,000	$881,000	$1,600,000

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

The table below represents the Company’s matching contributions as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Company matching contributions - Group Personal Pension Plan	$33,000	$42,000	$98,000	$110,000

NOTE 13 — CONCENTRATIONS

Customer concentration risk

During the three months ended September 30, 2024, the Company had sales to two customers amounting to $1,310,000 (19%) and $892,000 (13%), each representing more than 10% of its consolidated sales. During the nine months ended September 30, 2024, no single customer sale represented more than 10% of the Company’s consolidated sales. For the three months ended September 30, 2023, one customer accounted for approximately $782,000, or 11%, of the Company’s consolidated sales. For the nine months ended September 30, 2023, no customer exceeded 10% of the Company’s consolidated sales.

As of September 30, 2024, four customers owed the Company approximately $1,235,000 (15%), $1,125,000 (14%), $1,011,000 (12%), and $981,000 (12%), each representing more than 10% of its consolidated net receivables. As of September 30, 2023, one customer owed the Company approximately $893,000, representing 12% of its consolidated net receivables.

Vendor concentration risk

During the three months ended September 30, 2024, two vendors accounted for more than 10% of the Company’s consolidated inventory purchases, with approximately $768,000 (20%) and $522,000 (14%), respectively. For the nine months ended September 30, 2024, two vendors exceeded 10% of the Company’s consolidated inventory purchases, with amounts of approximately of $2,560,000 (23%) and $1,263,000 (11%), respectively. For the three months ended September 30, 2023, two vendors accounted for more than 10% of the Company’s consolidated inventory purchases, with approximately $898,000 (26%) and $468,000 (13%). For the nine months ended September 30, 2023, two vendors accounted for more than 10% of the Company’s consolidated inventory purchases of approximately $1,458,000 (16%) and $1,055,000 (11%).

As of September 30, 2024, four vendors accounted for over 10% of the Company’s consolidated accounts payable, with balances of approximately $589,000 (18%), $351,000 (11%), $330,000 (10%), and $327,000 (10%), respectively. As of September 30, 2023, one vendor exceeded 10% of the Company’s consolidated accounts payable of approximately $378,000 (12%).

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – REVENUE

The Company has one operating segment, and the decision-making group is the senior executive management team. In the following table, the Company has disaggregated revenue by the Company’s primary geographical markets and revenue sources:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Primary geographical markets:
North America	$2,389,000	$4,120,000	$10,174,000	$9,008,000
South America	2,000	137,000	20,000	364,000
Europe	1,380,000	1,347,000	6,260,000	4,783,000
Asia	2,812,000	1,191,000	3,921,000	3,215,000
Rest of World	483,000	384,000	3,991,000	2,040,000
	$7,066,000	$7,179,000	$24,366,000	$19,410,000
Primary revenue source:
Equipment sales	$6,354,000	$6,234,000	$21,814,000	$16,907,000
Installation, integration, and repairs	305,000	348,000	1,414,000	1,097,000
Warranties	407,000	597,000	1,138,000	1,406,000
	$7,066,000	$7,179,000	$24,366,000	$19,410,000
Long-Lived Assets:
United States			$2,917,000	$2,683,000
Netherlands			27,000	18,000
United Kingdom			2,767,000	3,933,000
			$5,711,000	$6,634,000

NOTE 15 — REBATES

The Company has been applying for tax rebates related to the research costs incurred by our U.K. subsidiary. During the nine months ended September 30, 2024, the Company recognized $378,000 in tax rebates as other income. For the same period in 2023, the recognized amount was $322,000.

While the Company plans to continue filing rebate forms for the 2024 fiscal year, it cannot guarantee that rebates will be available at a similar level or at all in future years.

NOTE 16 — SUBSEQUENT EVENTS

Under ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2024. It has determined that it does not have any other material subsequent events to disclose in these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, the audited consolidated financial statements and notes thereto, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K.

Cautionary Note About Forward-Looking Statements

This report includes forward-looking statements based on the assumptions the Company believes reasonable. However, these statements are subject to significant risks and uncertainties that could cause actual outcomes to differ materially from those anticipated, expressed, or implied by such statements. In particular, the Company’s transfer of its remaining manufacturing division to Mount Olive, New Jersey, entails operational and financial risks that may impact expected synergies, efficiencies, and results. You should carefully review this report, along with the documents referenced within and those filed as exhibits in their entirety. Additionally, please consult the Company’s subsequent SEC filings for updated factors and risks that may affect these forward-looking statements. The Company qualifies all forward-looking statements by these cautionary statements.

Update on Geopolitical Conflicts and Climate Change

Geopolitical Risks:

During the quarter ending September 30, 2024, there were no significant developments in the Ukraine/Russia and Israel/Hamas conflicts that materially altered the previously disclosed risks in our Annual Report on Form 10-K for the fiscal year ending December 31, 2023, as filed with the SEC on April 3, 2024. The Company has no direct operations, revenue streams, or physical presence in these regions. The Company monitors potential indirect impacts on our global supply chain and business continuity, such as increased transportation costs or disruptions in our suppliers’ operations. Any material changes or updates will be promptly disclosed.

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

Financial and Operational Impact:

During the quarter ending September 30, 2024, the Company experienced no material financial or operational impacts directly attributable to geopolitical conflicts or climate change. The Company monitors these situations and may need to adjust operations and strategies to mitigate potential risks.

Overview

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

Results of Operations

Comparison for the three and nine months ended September 30, 2024, and 2023

Revenue

In the three months ended September 30, 2024, the revenue was $7.1 million compared to $7.2 million for the three months ended September 30, 2023, representing a decrease of $0.1 million or 1%. In the nine months ended September 30, 2024, the revenue was $24.4 million compared to $19.4 million for the nine months ended September 30, 2023, representing an increase of $5.0 million or 26%.

This growth is attributable to expanded market reach, improved operational efficiencies, new product development, and the benefits of integrating the UK manufacturing operations into our U.S. facilities.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

In the three months ended September 30, 2024, the cost of components and personnel was $3.5 million compared to $3.3 million for the three months ended September 30, 2023, representing an increase of $0.2 million or 6%. In the nine months ended September 30, 2024, the cost of components and personnel was $10.8 million compared to $9.0 million for the nine months ended September 30, 2023, representing an increase of $1.8 million or 20%.

The cost of components and personnel increase is driven by our expanded market reach and new product development, which supports the Company’s growth and operational strategy. This change reflects the strategic decisions and initiatives undertaken in previous periods and the increase in revenue. In the latter half of 2022, the Company discontinued several underperforming product lines. This decision allowed us to reallocate resources to more profitable and promising products, contributing to overall operational efficiency. Additionally, we relocated Vislink’s U.K. manufacturing division to the United States to consolidate manufacturing operations, reduce logistics costs, and improve supply chain management. The increase in revenue has driven higher production demands, necessitating additional components and personnel to meet market needs. The expanded market reach and introduction of new products have also required investment in skilled labor and advanced components to maintain a competitive advantage and support our growth strategy.

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

In the three months ending September 30, 2024, the general and administrative expenses were $5.1 million compared to $4.8 million for the three months ending September 30, 2023, representing an increase of $0.3 million or 6%. In the nine months ending September 30, 2024, the general and administrative expenses were $16.3 million compared to $14.5 million for the nine months ending September 30, 2023, representing an increase of $1.8 million or 12%.

The three-month increase of $0.3 million is predominantly due to $0.5 million in salaries and benefits and $0.2 million in miscellaneous taxes. The increase was partially offset by a decrease of $0.3 million in miscellaneous expenses, $0.2 million in legal fees, and $0.1 million each in computer and consulting expenses. The nine-month increase of $1.8 million is primarily attributable to $1.6 million in salaries and benefits, $0.3 million in commissions, $0.2 million each in advertising, bad debt, and director’s fees, partially offset by a decrease of $0.7 million in stock-based compensation. The nine-month increase of $1.8 million is primarily attributable to $2.6 million in salaries and benefits, partially offset by a decrease of $0.8 million.

Research and Development

In the three months ending September 30, 2024, the research and development expenses were $1.2 million compared to $0.8 million for the three months ending September 30, 2023, representing an increase of $0.4 million or 50%. In the nine months ending September 30, 2024, the research and development expenses were $2.9 million compared to $2.5 million for the nine months ending September 30, 2023, representing an increase of $0.4 million or 16%.

The three-month increase of $0.4 million is predominantly due to $0.3 million each in professional fees and salaries and benefits. The increase was partially offset by a decrease in consulting fees of $0.1 million. The nine-month increase of $0.4 million is primarily attributable to $0.3 million in research and $0.2 million in professional fees, partially offset by a decrease of $0.1 million in consulting fees.

Amortization and Depreciation

In the three months ending September 30, 2024, amortization and depreciation expenses remained consistent at $0.3 million, unchanged from the three months ending September 30, 2023. For the nine months ended September 30, 2024, amortization and depreciation expenses increased slightly by $0.1 million to $1.0 million, compared to $0.9 million for the nine months ended September 30, 2023.

This stability over the three-month period and the slight increase over the nine-month period reflect minimal changes in the net book value of our intangible and fixed assets, as the Company does not regularly engage in material procurements of these assets.

Other

Dividend and Interest Income

In the three months ending September 30, 2024, dividend and interest income was $0.2 million, compared to $0.3 million for the three months ending September 30, 2023, representing a decrease of $0.2 million or 67%. In the nine months ended September 30, 2024, dividend and interest income were $0.5 million compared to $0.9 million for the nine months ended September 30, 2023, representing a decrease of $0.4 million or 44%.

The decrease in dividend and interest income is partly due to the redemption of government-backed bonds during the first quarter of 2024.

Net Loss

In the three months ending September 30, 2024, the Company had a net loss of $3.0 million compared to a net loss of $1.9 million in the three months ending September 30, 2023, or an increase in a net loss of $1.0 million or 53%. The Company’s net loss for the nine months ending September 30, 2024, was $6.2 million, compared to $6.8 million for the nine months ending September 30, 2023, or a decrease in a net loss of $0.6 million or 9%.

The net loss increased by $1.0 million for the three months ended September 30, 2024, primarily due to a decrease in revenue of $0.1 million, an increase of $0.4 million in research and development expenses, $0.3 million in general and administrative expenses, and $0.2 million in cost of components and personnel.

The net loss decreased by $0.6 million for the nine months ended September 30, 2024, primarily due to an increase in revenue of $5.0 million, offset by increases of $1.8 million each in cost of components and personnel, and general and administrative expenses, as well as $0.4 million in research and development expenses.

This improvement is attributable to more efficient expense management, including renegotiating contracts with suppliers, optimizing our workforce, implementing cost-saving measures, and increasing revenue.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, the Company incurred an approximate $7.4 million loss from operations and $4.0 million of cash used in operating activities. As of September 30, 2024, the Company had $27.1 million in working capital, $315.5 million in accumulated deficits, and $3.2 million in cash and cash equivalents.

During the first quarter of 2024, the Company invested approximately $0.9 million of its cash reserves in federal bonds intended to be held to maturity. No additional investments were made during the second and third quarters of 2024. As of September 30, 2024, the Company held investments in federal bonds valued at $6.0 million, intended to be held to maturity, primarily seeking to generate investment income.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies during the nine months ended September 30, 2024, compared to those disclosed in our Annual Report on Form 10-K. The location of additional information about these critical accounting policies is in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K.

Cash Flows

The following table sets forth the major components of our consolidated statements of cash flow data for the periods presented (in thousands).

	Nine Month Ended
	September 30,
	2024	2023

Net cash used in operating activities	$(3,999)	$(5,992)
Net cash used in investment activities	(518)	(11,534)
Net cash provided by financing activities	(280)	(409)
Effect of exchange rate changes on cash	(472)	(452)
Net decrease in cash	$(5,269)	$(18,387)

Operating Activities

Net cash used in operating activities of approximately $4.0 million during the nine months ended September 30, 2024, was principally attributable to a net loss of $6.2 million; an increase of $0.9 million in stock-based compensation, $1.0 million of depreciation and amortization, $0.7 million of inventory valuation adjustments, $0.5 million of deferred revenue and customer deposits, $0.2 million each of amortization of right of use assets and accrued directors compensation, $0.2 million each of prepaid expenses and other current assets and accrued expenses, offset by $1.5 million of inventory.

Net cash used in operating activities of approximately $6.0 million during the nine months ended September 30, 2023, was principally attributable to a net loss of $6.8 million, $1.6 million of stock-based compensation, $0.9 million of depreciation and amortization, an increase of $1.6 million in inventory, an increase of $1.4 million in accounts receivable, an increase of $0.5 million in accounts payable, offset by decreases of $0.4 million in operating lease liabilities, together with $0.4 million of deferred revenue and customer deposits, $0.2 million each in deferred tax benefits, and accretion of bond discount.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2024, and 2023 was $0.5 million and $11.2 million, respectively. This cash was principally related to the Company’s investment in government-backed securities and money market funds as well as capital expenditures for furniture and computer equipment and asset acquisition.

Financing Activities

Net cash used in financing activities of approximately $0.3 million and $0.4 million during the nine months ended September 31, 2024, and 2023, respectively, was principally attributable to principal payments made towards D&O policy premiums.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, there have been no material changes to the information related to quantitative and qualitative disclosures about the market risk provided in the Company’s Annual Report on Form 10-K.

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

As required by Rule 13a-15(b) of the Exchange Act, an evaluation as of September 30, 2024, was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2024, were not effective due to the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

As of the fiscal quarter ended September 30, 2024, our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In their assessment of the effectiveness of internal control over financial reporting as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that such control was ineffective and that there continue to be control deficiencies that constituted material weaknesses because (i) we currently do not employ the appropriate number of accounting personnel to ensure (a) we maintain proper segregation of duties, and (b) conduct a tolerable risk assessment, and (ii) we have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared following U.S. generally accepted accounting principles (“GAAP”).

Changes to Internal Control Over Financial Reporting

Although we have continued our un-remediated efforts in connection with identified material weaknesses, the material weakness, as discussed in our Annual Report on Form 10-K for the period ended December 31, 2023, has not been fully remediated. As we continue to remediate the material weakness in our internal controls, we made changes to our internal controls during our most recently completed fiscal quarter, including changes to enhance the supervisory review of our accounting procedures.

Notwithstanding the continuing and unresolved material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the fiscal periods presented in this Quarterly Report in conformity with GAAP.

Except for the material weakness and remediation efforts, there was no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2024, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Not applicable

(b) Not applicable.

(c) Trading Plans.

During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the Securities and Exchange Commission).

Item 6. Exhibits. (TO BE UPDATED BY OUTSIDE ATTORNEYS)

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

VISLINK TECHNOLOGIES, INC.

Date: November 14, 2024	By:	/s/ Carleton M. Miller
Carleton M. Miller
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

