Form 10-K
period 2024-12-31
Vislink Technologies, Inc.
filed 2025-05-02
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(Registrant’s telephone number, including area code): (908) 852-3700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act 1

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	VISL	OTCQB Venture Market

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.7 million based on the closing price of $4.35 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 2,467,618 shares of its common stock outstanding as of April 30, 2025.

Documents Incorporated by Reference

Certain information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K will be disclosed in the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders or in a Form 10-K amendment, within 120 days of December 31, 2024.

VISLINK TECHNOLOGIES, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2024

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) (this “Report” or this “Annual Report”) contains forward-looking statements regarding the business, financial condition, results of operations, and prospects of Vislink Technologies, Inc. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar words and phrases are intended to identify forward-looking statements. However, this report does not include an all-inclusive list of words or phrases identifying forward-looking statements. Also, all information concerning future matters is forward-looking statements.

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

References to Vislink in this report, unless otherwise stated or the context otherwise requires, reference to “VISL,” “Vislink,” “the Company,” “we,” “us,” “our,” and similar references refer to Vislink Technologies, Inc., a Delaware corporation and its subsidiaries.

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

●	We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.
●	We may require additional capital to fund our operations, develop, market, and commercialize new products, and expand our operations. If we do not obtain additional financing, our business prospects, financial condition, and results of operations will be adversely affected.
●	Our global operations expose us to risks associated with public health crises or pandemic outbreaks. These crises could disrupt our operations and adversely affect our financial condition and operating results.
●	Our industry is highly competitive, and we may need to compete more effectively.
●	Defects or errors in our products or those of our suppliers could harm our brand and customer relationships, expose us to liability, and result in significant expenses or decreased demand.
●	We have identified material weaknesses in our internal controls and procedures over financial reporting. Additional weaknesses may arise, causing us to fail to meet our reporting obligations or result in material misstatements.
●	We rely extensively on information technology systems and face cybersecurity risks, including potential data breaches and service disruptions.
●	We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.
●	We purchase components, subassemblies, and products from a limited number of suppliers. The loss of these suppliers could disrupt our ability to fulfill orders and negatively affect operations.
●	Our intellectual property protections may be insufficient to safeguard our technology, and we may face infringement claims or challenges enforcing our IP rights, especially abroad.
●	The intellectual property rights of others may prevent us from developing new products or entering new markets, potentially harming our competitive position.
●	Failure of our technology to perform as planned or our inability to develop and sell new products could adversely affect our business and operating results.
●	Demand for our defense-related and emergency response products depends on government spending, which may be volatile.
●	Regulation of the telecommunications industry, including changes in standards or laws, may result in unanticipated costs or burdens, negatively affecting our business.
●	Rapid technological changes require substantial investments in new products, services, and technologies to remain competitive. Failure to innovate may harm our business.
●	At several annual stockholder meetings, we failed to obtain ratification for proposals, raising potential issues with our stockholder-approved actions.
●	Our failure to meet Nasdaq’s or OTC Markets’ continued listing requirements could result in our common stock’s delisting, negatively impacting its market price, liquidity, and ability to access capital markets.
●	Unstable market and economic conditions may adversely affect our financial condition, operations, and share price.
●	Compliance with environmental, health, and safety laws and regulations may increase costs, limit supply chain flexibility, and necessitate product design changes.
●	Governmental regulations affecting product imports, exports, or encryption capabilities could reduce revenue and impose compliance challenges.
●	We recently moved the trading of our common stock from listing with The Nasdaq Stock Market to quoting with the OTC Markets Group. In the future, we may move the quotation of our common stock to a lower tier of the OTC Markets Group or remove it entirely from the quotation.
●	Various cost-cutting measures we have implemented and may implement in the future could unintentionally impact our business, financial condition, and results of operations.

Trademarks and Tradenames

The Vislink logo and other trademarks of Vislink appearing in this Annual Report on Form 10-K are the property of Vislink. All other trademarks, service marks and trade names in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols.

PART I

Item 1. Business

Overview

Vislink Technologies, Inc., is a global technology business that collects, delivers, and manages high-quality, live video and associated data from the action scene to the viewing screen. We provide RF and 5G solutions for collecting live news, sports, entertainment, and news events for the broadcast, surveillance, and defense markets with real-time video intelligence using a range of transmission products. Our team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in terrestrial microwave, fiber optic, surveillance, and wireless communications systems, delivering a broad spectrum of customer solutions.

Live Broadcast:

We deliver an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via RF, cellular, IP (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions utilizing AI (Artificial Intelligence) technologies to provide automated news and sporting events coverage. With over 50 years in operation, we have the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions encompassing hardware components, hosted systems management platforms, related software licenses, and ancillary support services.

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

Military and Government:

We have developed high-quality RF and 5G solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Our solutions are designed explicitly with interagency cooperation, utilizing the internationally recognized IP platform and a web interface for video delivery. We provide comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Uncrewed Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include:

●	integrated suites of airborne downlink transmitters, receivers, and antenna systems
●	data and video connectivity for airborne, marine, and ground assets
●	UAV video distribution
●	flexible support for RF and bonded cellular/5G Networks
●	terrestrial point-to-point
●	tactical mobile command
●	IP-based, high-end encryption, full-duplex, real-time connectivity at extended operating ranges
●	high-throughput air/marine/ground-to-anywhere uplink and downlink systems
●	secure live streaming platforms for use in mobile and fixed assets
●	personal portable products

Our public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation for criminal investigation, crisis management, mobile command posts, and field operations. These solutions are designed to meet the demands of ground operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location.

Connected Edge Solutions:

Vislink offers hardware and software solutions to acquire, produce, contribute to, and deliver video across all private and public networks. Connected edge solutions aid the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	live video encoding, stream adaptation, decoding, and production solutions
●	remote production workflows
●	wireless cameras
●	AI-driven automated production and
●	the ability to contribute video over

○	bonded cellular (3G, 4G, 5G)
○	satellite
○	fiber
○	emerging networks, including Starlink

Our Strategy

Our participation in the Live Production and Mil/Gov sectors allows us to offer various end-to-end, high-reliability, high-data-rate, long-range wireless video transmission solutions.

We offer our solutions for applications in growing market segments, including in-game sports, mobile video feeds, real-time capture and display footage from drones and other aerial platforms, and rapid response electronic newsgathering operations.

Vislink provides an industry-leading portfolio of live video acquisition, contribution, and distribution solutions that meet the demanding needs of media, enterprise, defense, and government organizations. Our customers can benefit from the ability to address the most transformative trends in today’s live video market, such as:

●	live internet video traffic continues to surge, making up 82.5% of global internet traffic in 2023. Nearly 30% of internet users watch live streams weekly, and live video is projected to account for 25% of total traffic in 2025
●	the acceleration toward cloud-based remote production
●	the increasing demand for enhanced video content formats such as 4K, 8K, and 360-degree video
●	the proliferation of new video transport capable networks such as 5G and Starlink

Our offerings serve most of these transformative live video trends and economically bring high-quality live production to previously challenging events, including amateur and semi-pro sports. Vislink continues to seek to take advantage of new technologies such as 5G and other new networks and machine learning, which we believe are revolutionizing how video is generated and transported.

Since our acquisition of the assets of Broadcast Microwave Services, LLC. (“BMS”) in September 2023, we have expanded our product offerings in the Airborne Video Downlink Systems (AVDS) market. This has enhanced the reach of product offerings to our customers as follows:

●	provided us with a long-standing customer base in U.S federal sectors, global OEMs, and EMEA markets
●	made Vislink the de facto leader in the COFDM/Mesh/5G-Based AVDS
●	access to advanced, reliable, and robust video downlink solutions to drive additional software and services recurring revenue via the air-to-anywhere platform
●	positioned us in the growing drone command and control market
●	provided a one-stop solution for live video communications needs, using proprietary RF, bonded cellular, 5G, and AI-driven technologies for public safety, air-to-ground video distribution, streamlining operational processes, and enhancing efficiency
●	provided a more responsive and globally accessible support network, ensuring that customers remain connected with their audiences, teams, and operations
●	provided new opportunities for our customers to access a more comprehensive array of cutting-edge solutions

Market

Our services and product offerings broadly address Live Production and Mil/Gov.

We also have identified the e-sports live-streaming applications markets within the sports and entertainment market as those where our solutions have applicability. The live production market is focused on applying more agile wireless video systems for live production and broadcasting sports, entertainment, and news events. Drivers in this market include small, lightweight, easy-to-use equipment, low-latency video systems, reliability of the wireless links, and the ability to use licensed and unlicensed bands. Current trends within the market reflect the reduced physical size of these products further and improve the wireless video systems’ agility as users demand higher link reliability at longer ranges. There is also an increased desire to provide audiences with new views and camera angles to enhance the viewing experience. We address this need by incorporating 4K, HDR, and other emerging video technologies.

The Live Production market’s broadcast news sector looks to improve operational efficiencies in gathering, producing, and transmitting wireless content. Recent trends in the market include a movement towards I.P. connectivity over point-to-point links for infrastructure, high-definition upgrades of remote newsgathering vehicles, and continued pressure to reduce expenses by improving operational efficiencies. We focus on how these customers create and gather content wirelessly. As the wireless communications industry begins transitioning to fifth-generation (5G) networks, the speed increases they are ushering in are expected to augment the availability of on-demand live streaming, where our equipment is already in use.

The Mil/Gov market comprises vital segments, including state and local law enforcement agencies, federal agencies, and military system integrators. The market wants to improve video content’s reliability and quality without adding complexity and omitting technical intervention while operating video systems. State and local agencies benefit from the Department of Homeland Security grant programs to improve overall security. Recent trends within these segments include improved interoperability within agencies and demand for fully integrated systems, including robust microwave combined with ubiquitous I.P. networks; as the wireless video systems become more reliable and straightforward to deploy, the wireless systems’ option rate increases. Customers within this market include state police forces, sheriff’s departments, fire departments, first responders, the Department of Justice, and Homeland Security.

Our Products and Solutions: Overview

We offer a full spectrum of RF and 5G wireless video products built around providing complete solutions. We have traditionally focused on developing core product technologies for the final assembled products that cross-market segments. Such technology focus areas include COFDM, Live Streaming, and microwave component development spanning the frequency range from D.C. to 18GHz, waveform modulation, advanced video encoding (HEVC) and decoding, 4K UHD (Ultra High Definition) camera systems, and digital signal processing. Through these products, we are positioned with significant technological I.P. and an established reputation for rapidly and economically delivering complex, bespoke engineering products and solutions to customers that are expertly managed to tight deadlines. Production of these products can quickly be scaled to respond to changes in market demand.

Live Production Products and Solutions

Our Live Production Solutions include high-definition communication links that reliably capture, transmit, and manage live event footage. We offer a line of high-margin wireless camera transmitter and receiver products that may be interconnected over I.P. networks, expanding and simplifying their widespread use and significantly reducing deployment costs. HCAM is a 4K Ultra HD-capable on-camera wireless system designed to cover significant events among our transmitter products. CLIQ is a compact COFDM mini camera transmitter engineered for Tier-1 live events, supporting single 4K HDR or dual HD HDR video streams with HEVC encoding. DragonFly V is a miniature HEVC COFDM transmitter that captures high-quality, real-time video from point-of-view cameras, UAVs, and body-worn devices. Our flagship receiver product is the Quantum Receiver. The Quantum is an ultra-low latency, waveform agnostic central receiver representing our premier receiver in all market verticals, including Mil/Gov. Features include HEVC quad signal decode, seamless geographical coverage, an I.P. stream engine with cloud integration possibilities, OTT, and social media platforms. IP Link 3.0 is a studio-transmitter link system that enables broadcasting service platforms to access new monetization opportunities. Other essential receiver products include the ViewBack, CRx6, and CIRAS-X6. ViewBack is a lightweight, low-power, low latency, dual-channel diversity receiver-decoder that enables quicker production, more efficient editing, and more effective collaboration between camera operators and studio teams.

We also offer a portfolio of products that includes our line of mobile encoders and TerraLink rack encoders for live streaming over 4G and 5G, as well as systems developed using AI technologies for the automated coverage of news and sports productions. DragonFly V 5G is a miniature HEVC wireless bonding transmitter designed to deliver real-time, broadcast-quality video from point-of-view cameras, UAVs, and body-worn devices, supporting video resolutions up to 1080p at 50/60 frames per second. Aero5 is a 5G HEVC 4K UHD airborne transmitter that offers an extended, reliable bidirectional link utilizing local cellular infrastructure as the receiving system, supporting video, file transfer, data communication, push-to-talk, and network connectivity. LiveLink is a 5G bonded cellular transmitter that delivers market-leading video quality with ultra-reliable, low-latency transmission, supporting up to four HD or one UHD 4:2:2, 10-bit HEVC HDR video encoding, making it ideal for versatile mobile camera applications.

Vislink’s LinkMatrix is a browser-based management platform that enables remote control of all Vislink products from any device, eliminating the need for direct field management.

DragonFly V: RF & 5G transmitter

Cliq: RF transmitter

LiveLink: 5G transmitter

HCAM: RF & 5G transmitter

Quantum: RF & 5G receiver

BaseLink: 5G encoder

TerraLink REMI: 5G encoder

LinkMatrix: RF & 5G management and control

IQ Sports Producer: AI sports video production

9

Mil/Gov Products and Solutions

In the Mil/Gov sector, the Vislink Airborne Video Downlink System (AVDS) is a comprehensive aerial-based video transmission solution that delivers real-time surveillance to enhance law enforcement, emergency, and critical infrastructure operations. It includes an integrated suite of downlink transmitters, receivers, and antennas that capture real-time, reliable, high-definition video from drones, helicopters, and other aircraft for display at command centers, mobile units, and video management systems. AVDS allows an unlimited number of observers to view the video over any network connection, including wired Ethernet, Wi-Fi, I.P. satellite, and I.P. cellular. AeroLink is an aircraft-based transmitter unit that provides bi-directional data transmission and is tightly integrated with other elements of the AVDS, including the Quantum and our other central receivers. In addition to supporting Mil/Gov applications, AeroLink supports broadcast/ENG applications for transmitting air-based feeds from breaking news and sporting events. The Aero5 is an airborne downlink transmitter that provides an extended bidirectional link using local cellular infrastructure as the receiving system. The HHT3 and Mobil Commander are handheld receivers/monitors designed for tactical situations.

As a result of our acquisition of BMS’s assets in September 2023, we now also offer their wireless microwave equipment designed for use in government surveillance, law enforcement, uncrewed aerial vehicles (“UAV”), and uncrewed ground vehicles (“UGV”) markets.

AeroLink: RF transmitter

Aero5: 5G transmitter

Mobil Commander: RF & 5G handheld receiver

LinkSwitch: RF & 5G control and distribution

LinkMatrix: RF & 5G management and control

11

Competition and Competitive Positioning

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

To our knowledge, Vislink is the only company in the world that currently provides both RF and 5G live video technology solutions, providing seamless, high-quality video transmission for broadcast, sports, and public safety applications.

Sales and Marketing

Our sales team comprises sales managers responsible for defined regional areas, inside sales personnel, and business development representatives focused on targeted sectors and regions, supported by solution engineers trained in technical sales with a given market focus. The sales team focuses on helping current customers and nurturing relationships with prospective customers in key domestic and international markets. We employ a combination of sales channels, including direct-to-end customer sales, network group sales, reseller/integrators, and Original Equipment Manufacturer (“OEM”) sales channels to use the most efficient means of reaching customers depending on the market segment. Marketing and public relations activities, digital initiatives, the creation of support materials, trade show participation, and other event appearances support our sales efforts.

As of December 31, 2024, our business development, sales, and marketing team comprised 20 full-time employees and four contractors.

Customers

We have developed a significant following based on our product offerings’ reputation for performance, reliability, and advanced technology use. We have created a diverse customer base among high-profile Live Production and Mil/Gov clients.

Manufacturing and Suppliers

We utilize a combination of external contract manufacturers and internal resources to manufacture, test, assure the quality of, and ship our products. This allows us to develop supply chains tailored to our needs on a per-product and per-solution basis. As we advance, we anticipate focusing on our core strengths: innovation, technology design, developing, creating, and exploiting our intellectual property.

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

Intellectual Property

We have developed a broad intellectual property portfolio covering wired and wireless communications systems. As of December 31, 2024, we have eight patents granted in the United States, no patent applications pending, no provisional applications pending, and one disclosure. Internationally, we have two patents granted, no patent applications pending, and no Patent Cooperation Treaty (PCT) applications.

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

Company Information

Effective February 11, 2019, xG Technology, Inc. changed its name to Vislink Technologies, Inc. Our predecessor company was initially incorporated in Delaware in 2006. Our executive offices are at 350 Clark Dr., Suite 125, Mt. Olive, NJ 07828, and the telephone number is (908) 852-3700. Our website address is www.vislink.com. Our website’s information is not part of this report and is provided for informational purposes.

On February 10, 2025, we filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to voluntarily delist our common stock from The Nasdaq Capital Market. Our common stock became quoted for trading with the OTCQB® Venture Market (the “OTCQB”) of OTC Markets Group Inc. (“OTC Markets”) on February 12, 2025. The decision to move common stock trading from Nasdaq to OTC Markets was made to reduce costs and improve operational efficiencies.

Available Information

We file reports with the SEC, which are free of charge on our website (www.vislink.com) under “About/Investor Information/SEC Filings.” The reports available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which are available as soon as reasonably practicable after we electronically file such materials or furnish them to the SEC. The SEC also maintains an Internet site (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The information on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered part of this Report. Within our website’s Investors section, we provide corporate governance information, including our corporate governance guidelines, board committee charters, Code of Ethics, and other information. A copy of the Code of Ethics may be provided to anyone without charge upon written request to Vislink Technologies, Inc., Attn: Corporate Secretary, 350 Clark Dr., Suite 125, Mt. Olive, NJ 07828. The content reflected on any website reflected in this Report is not incorporated by reference herein unless expressly noted.

Human Capital

Overall

Our business results depend partly on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. As of December 31, 2024, we had 105 full-time employees and 11 independent contractors:

As a global industrial technology company, many of our employees are engineers or trained trade or technical workers focusing on advanced manufacturing, and many possess advanced college degrees. As of December 31, 2024, no labor union represented our employees at our worldwide facilities.

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

Since inception, we have incurred net losses, including net losses of approximately $20.5 million and $9.1 million for the years ended December 31, 2024, and 2023, respectively. As a result of ongoing losses, as of December 31, 2024, we had an accumulated deficit of approximately $329.7 million, $5.5 million of cash, and $1.0 million of investments in governmental securities.

In November 2024, we initiated restructuring actions to streamline operations, reduce costs, and focus on key markets. The Company incurred one-time costs related to severance, lease termination, and other restructuring initiatives of approximately $6.5 million in 2024. Expected annual cost savings related to these initiatives are approximately $7.8 million. There is no assurance that these objectives will be fully achieved or that the restructuring will result in all of the anticipated cost savings, and actual results, including the anticipated savings of these activities, may differ from these estimates.

Our ability to achieve and sustain profitability will depend on our ability to successfully realize these savings, generate additional revenue streams, and navigate competitive pressures. Failure to do so could adversely affect our financial condition, operations results, and our common stock’s value.

We may require additional capital to fund our operations, develop new products, and expand. If we do not obtain additional financing, our business prospects, financial condition, and results of operations will be adversely affected.

As of December 31, 2024, we had $5.5 million in cash and $1.0 million in investments in government securities. While we anticipate cost savings from our restructuring actions, there is no assurance that these savings will be fully realized or sufficient to meet our long-term strategic objectives. Even if we recognize all or a portion of these savings, these savings may not fully offset our funding needs.

We may require additional capital in the future to fund our business and operations. We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or for other reasons, including:

●	Expanding operations and sales/marketing efforts to increase our market share and address evolving customer needs.
●	Developing and commercializing new technologies and products or improving existing products to remain competitive in the market.
●	Responding to competitive pressures that may require adjustments in pricing, technology investments, or market strategies.
●	Meeting inventory requirements associated with anticipated demand surges or supply chain disruptions.
●	Pursuing strategic acquisitions or partnerships that complement our existing business, enhance product offerings, or open new markets.
●	Addressing regulatory compliance costs resulting from evolving domestic and international regulations.

Additional capital may not be available to us at such times or in the amounts needed. Even if capital is available, it might be available only on unfavorable terms. Any issuance of additional equity or equity-linked securities could dilute our existing stockholders, and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants on our operations or our ability to incur additional debt, pay dividends, repurchase our stock, make investments, and engage in merger, consolidation, or asset sale transactions. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish or license some rights to our technologies or products on terms that are not favorable to us. If access to sufficient capital is unavailable as and when needed, our business will be materially impaired. We may be required to cease operations, curtail one or more product development or expansion programs, significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors, or liquidate all our assets.

Furthermore, we may require additional capital to develop new products in the future, and we may not be able to secure adequate additional financing when needed on acceptable terms or at all. To execute our business strategy, we may issue additional equity securities in public or private offerings, potentially at discounts to our common stock’s current or future market price. If we cannot secure further funding, we may be forced to forego strategic opportunities or delay, scale back, or eliminate future product development.

Our global operations expose us to risks associated with public health crises or pandemic outbreaks. These crises or outbreaks could disrupt our operations and materially and adversely affect the results of our operations and financial condition.

Our business may be exposed to risks from public health crises, such as pandemics. Events like the COVID-19 pandemic have disrupted supply chains, increased costs, reduced customer demand, and created economic volatility, which could materially affect our operations and financial results. Future public health crises, the emergence of new variants, or other global disruptions could impair our ability to source materials, secure labor, or deliver products to customers, resulting in adverse financial impacts.

Our industry is highly competitive, and we may need to compete more effectively.

The communications industry is highly competitive and rapidly evolving. Many competitors are larger, with more significant financial, technical, and operational resources. The pace of technological change also introduces the potential for new competitors to use different or more cost-effective technologies. If we cannot compete successfully or differentiate our products, our market share and financial performance may be adversely affected.

Defects or errors in our products and services or products made by our suppliers could harm our brand and relations with our customers and expose us to liability. If we experience product recalls, we may incur significant expenses and experience decreased demand for our products.

Our complex products may contain defects or errors that become apparent only during use, potentially damaging our reputation and customer relationships and exposing us to liability. Defects in components, materials, or software from our suppliers could disrupt customers’ operations, reduce demand for our products, and harm our revenues. Additionally, recalls, rework, or repairs stemming from product defects may result in significant expenses not fully covered by warranty reserves, further impacting profitability.

Future impairment charges could have a material adverse effect on our financial condition and the results of operations.

We evaluate finite-lived intangible assets for impairment when events or changes in circumstances suggest their carrying value may not be recoverable. Such events could include significant changes in the business climate, sustained declines in market value, legal or regulatory actions, or the sale or disposal of business segments. If the fair value of these assets falls below their book value, we may be required to record significant impairment charges, which could materially affect our financial results in the period incurred.

Although our products may not cause users technical issues, our business and reputation may be harmed if users perceive our solutions to cause a slow or unreliable network connection or a high-profile network failure.

Our products are used in various environments to deliver video transmission, mobile broadband connectivity, and interference mitigation. While external factors unrelated to our products may impact performance, users might incorrectly perceive our technology as the cause of poor network reliability or failures. Similarly, high-profile network failures caused by components we did not supply could still be attributed to our products, damaging our reputation, business, and financial results.

Our ability to sell our products will be highly dependent on the quality of our support and service offerings, and our failure to offer high-quality support and services would adversely affect our sales and operating results.

Our channel partners and end customers rely on our support organization to resolve product-related issues. Effective support is critical for successful marketing, sales, and customer retention. However, we have limited control over the quality of support our channel partners provide, who may also support third-party products, potentially diverting resources from our solutions. Our channel partners may fail to effectively assist customers in deploying our products, resolving post-deployment issues, or providing adequate ongoing support. In each case, our reputation and ability to generate sales may be harmed. Additionally, performance guarantees offered to customers or partners could result in significant resource demands and expenses if unforeseen technical problems arise.

We are subject to increasing operating costs and inflation risks, which may adversely affect our performance.

We face rising operating costs driven by inflationary pressures, including higher wages, benefits, and other expenses. While we aim to offset these increases through revenue growth and operational efficiencies, there is no assurance these efforts will succeed. If operating expenses rise faster than revenues, our cash flow and margins could be materially impacted.

Inflationary wage increases, whether due to competition for talent or ordinary pay adjustments, may further increase costs across the countries in which we operate. Our profitability may be reduced if we cannot pass these costs on to customers or justify premium pricing.

We may need to recruit and retain qualified personnel, which may affect our business, financial condition, results of operations, and prospects.

As we expand our operations and sales, development, and administrative functions, we will require additional qualified personnel. However, competition for skilled talent is intense, and failure to attract, retain, and motivate highly skilled individuals could hinder our ability to execute our marketing and development activities. This may adversely impact our business, financial condition, and growth prospects.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.

We depend on our executive officers for their technical knowledge, management skills, and experience in the telecommunications industry. Although we have agreements with these officers containing customary confidentiality and non-compete provisions, we do not maintain “key person” life insurance policies. The loss of key personnel could delay product development, reduce customer retention, and divert management resources, adversely affecting our operating results.

We purchase some components, subassemblies, and products from a limited number of suppliers. The loss of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.

We rely on third-party components and technology, with some sourced from a single or limited number of suppliers. Our contract manufacturers often depend on purchase orders rather than long-term contracts with these suppliers, increasing the risk of supply shortages. If these suppliers continue providing components or prioritize other customers, our product delivery ability could be improved.

Supply chain disruptions due to global conflicts, such as the Russia-Ukraine war, the conflict in Gaza, or trade sanctions, may further limit our access to essential parts. Even if they are available, we may face challenges securing sufficient components at reasonable prices or of acceptable quality. These supply constraints could delay production, hinder our ability to meet customer demand, and adversely impact our business, operating results, and financial condition.

The imposition of tariffs could adversely affect our business and financial results.

Many of our raw materials are sourced, directly or indirectly, from outside the U.S. The current U.S. presidential administration has enacted tariffs on raw materials from various countries, and the rapidly evolving international trade environment has created economic and operational uncertainties that could significantly harm our business and results of operations. Any significant changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, between the U.S. and countries from which we source raw materials could require us to take specific actions, including but not limited to raising prices on products we sell and seeking alternative sources of supply from vendors in other countries with whom we have less familiarity, which could adversely affect our reputation, sales, and our results of operations.

Additionally, tariffs and duties are often based on the classifications of the goods imported, which are routinely subject to review by customs authorities. We cannot predict whether those authorities will change the determination of the classifications of any of our imports. Any such changes could result in increased tariffs or duties, or other restrictions on our importation of goods. The imposition of and our response to new or enhanced trade restrictions on imports or exports, or any selective or inconsistent application relating to trade restrictions, could result in a substantial adverse effect on our business, competitive position, results of operations, and financial condition.

We do not have long-term contracts with our existing contract manufacturers. The loss of any of our current contract manufacturers could adversely affect our business, operating results, and financial condition.

We do not have long-term contracts with our existing contract manufacturers. If any of them become unable or unwilling to manufacture our products, we may face delays or increased costs in securing alternative manufacturers. Such disruptions could adversely impact our ability to fulfill customer demand, harming our business, operating results, and financial condition.

Our intellectual property protections may be insufficient to safeguard our technology adequately.

Our ability to compete effectively depends on the proprietary technology we develop internally. As of December 31, 2024, we have eight U.S. patents granted, two international patents granted, and no pending patent applications. However, there is no assurance that future patents will be issued or that we will have the resources to enforce any issued patents against infringement.

We also rely on copyright, trademark, trade secret laws, and contractual agreements to protect our technology. Despite these measures, third parties can copy, misappropriate, or use our proprietary information without authorization. Policing unauthorized use is challenging, particularly in jurisdictions with limited IP protections. Additionally, some critical technology cannot be patented, increasing reliance on other safeguards. Litigation may be necessary to enforce our rights, which could be costly and uncertain.

We may be subject to claims of intellectual property infringement or invalidity. Expenses incurred for monitoring, protecting, and defending our intellectual property rights could adversely affect our business.

We may be subject to claims alleging intellectual property infringement or invalidity, resulting in costly litigation, damage, or the need to purchase licenses. If we are found to infringe on others’ rights, we may be required to discontinue certain products or systems. Monitoring and protecting our intellectual property are challenging and expensive, and undetected infringements or misappropriations could weaken our competitive position.

Litigation to protect or defend intellectual property can be resource-intensive, reducing funds available for product initiatives and distracting management from daily operations. These expenses and disruptions could adversely affect our cash flow, results of operations, and overall business performance.

Enforcement of our intellectual property rights abroad, particularly in China, is limited, and it is often difficult to protect and enforce such rights.

Intellectual property protection outside the United States is generally less comprehensive and enforceable. In particular, China’s intellectual property regime presents challenges due to limited legal protections, inconsistent enforcement, and prolonged timelines for resolving claims. These issues make it challenging to prevent the misappropriation or unauthorized copying of our technology and products.

Infringement cases in China, such as unauthorized manufacturing or sales involving patented inventions, may be difficult to sustain due to unclear rules of evidence and regulatory inconsistencies. These challenges could allow competitors to harm our business by reducing product pricing, diluting our brand reputation, or impacting sales in the Chinese and other export markets.

The intellectual property rights of others may prevent us from developing new products or entering new markets.

The telecommunications industry evolves rapidly, requiring us to introduce new products and continuously expand into emerging markets. However, if key technologies are protected by the intellectual property rights of others, including competitors, we may be unable to incorporate them into our products or enter the markets they create. Such restrictions could limit our innovation, reduce competitiveness, and harm our financial condition, operating results, or growth prospects.

We may be subject to infringement claims in the future.

We may unknowingly infringe on filed patent applications or issued patents covering our products. Infringement claims could result in injunctions or other equitable relief that block us from selling or supplying our products or licensing our technology. Defending such claims could require substantial resources, divert management’s attention, and lead to time-consuming and costly litigation, regardless of the merits.

Infringement claims could also result in:

●	Stopping the sale of allegedly infringing products or the use of related technology.

●	Redesigning products to avoid infringement.

●	Paying substantial damages or licensing fees.

●	Loss of customers or barriers to acquiring new ones.

●	Damage to our brand and goodwill.

●	Declines in stock price and liquidity affect our ability to meet obligations.

●	In extreme cases, bankruptcy or liquidation.

These outcomes could materially and adversely affect our business, financial condition, and prospects.

We rely on the availability of third-party licenses. If these licenses are available only on less favorable terms or not in the future, our business and operating results will be harmed.

Our products incorporate third-party licensed technology, and we may need to renew existing licenses or acquire new ones for current or future products. There is no assurance that these licenses will be available on favorable terms or at all. Failure to obtain required licenses or engaging in litigation over licensing rights could delay product releases and adversely affect our business, operating results, and financial condition.

Additionally, reliance on nonexclusive third-party licenses may limit our ability to protect our proprietary rights and reduce our competitive advantage.

We expect to base our inventory purchasing decisions on our forecasts of customers’ demand, and if our projections are inaccurate, our operating results could be materially harmed.

We base inventory purchasing decisions on customer demand forecasts, which involve multiple assumptions and may not be accurate. If we underestimate demand, we may succeed in meeting customer needs, resulting in lost revenue opportunities, damaged customer relationships, and potential market share losses. Conversely, overestimating demand could lead to excess or obsolete inventory, stock rotation returns from distributors, and reduced inventory value, increasing costs and lowering liquidity.

Failure to align inventory with customer demand could materially impact our revenue, costs, and operating results.

If our technology did not work as planned or if we were unsuccessful in developing and selling new products or penetrating new markets, our business and operating results would suffer.

Our success depends on our ability to design, develop, and market new products and enhancements that meet evolving customer needs. Our technology must perform as intended and achieve market acceptance to maintain our competitive position, revenue, and customer relationships.

Rapid technological changes and potential obsolescence characterize the markets we target. Failure to anticipate shifts, develop new technologies, or adapt to market changes could result in product obsolescence and revenue loss. Developing new products requires significant investment, prolonged development cycles, and rigorous testing, and there needs to be assurance that these efforts will yield meaningful revenue or competitive differentiation.

Delays in product development or technical flaws in releases could diminish market impact, harm our reputation, and reduce customer adoption. If we fail to introduce successful products or expand into new markets, our business, competitive position, and operating results will suffer.

We rely extensively on information technology systems and could face cybersecurity risks.

Our business depends heavily on secure information technology systems to manage operations, develop new opportunities, and support digital products and services. Cybersecurity threats, including hacking, phishing, ransomware, and data breaches, are increasingly sophisticated and pose significant risks to our operations and reputation. We have been subject to cyberattacks in the past, some of which successfully disrupted our systems. Although we believe the impact and consequences of such attacks have not been material, we cannot guarantee that our defensive measures will prevent future attacks or mitigate their consequences.

Successful cyberattacks or security incidents could lead to unauthorized access, corruption, or loss of sensitive data, intellectual property, or trade secrets, as well as service disruptions and reputational harm. These incidents may expose us to legal liability, regulatory fines, and financial losses. Additionally, social media misuse by employees or third parties could further risk exposing sensitive information.

Effective cybersecurity requires substantial investment, ongoing monitoring, and frequent updates to address evolving threats. Failures in cybersecurity or IT infrastructure performance could reduce customer confidence, harm our ability to attract and retain clients, and negatively impact our business and operating results.

Our industry is subject to rapid technological change, and to compete successfully, we must make substantial investments in new products, services, and technologies.

Rapid technological advancements and evolving customer expectations characterize our industry. To remain competitive, we must invest significantly in developing new products, technologies, and enhancements. However, these efforts may fail, and our latest technologies may fail to generate meaningful revenues.

Our success depends on our ability to anticipate technological developments, protect intellectual property, meet customer requirements, and price our offerings competitively. Introducing new technologies or industry standards could render our existing products or those under development obsolete or unmarketable. If we respond to technological advances or experience delays in developing and introducing new products, demand for our offerings and those of our customers could increase, damaging our competitive position and financial performance.

Regulatory changes may further increase costs, reduce demand, or delay product shipments, adversely affecting our ability to generate revenue and operate efficiently.

At several of our annual stockholder meetings, including our 2019 Annual Meeting of Stockholders, we failed to obtain ratification by our stockholders of specific proposals submitted for approval of our stockholders at prior annual meetings, which could be deemed defective corporate acts.

At our 2015 Annual Meeting of Stockholders, we submitted proposals to approve our 2015 Employee Stock Purchase Plan and 2015 Incentive Compensation Plan. At subsequent annual meetings in 2016 and 2017, additional proposals were submitted for new and amended employee stock purchase and incentive compensation plans. While these proposals were certified as approved under our bylaws and disclosed in applicable Current Reports on Form 8-K, questions were later raised about whether the votes were tabulated correctly and whether the requisite approvals were obtained.

To address these concerns and comply with Nasdaq’s Listing Rules due to the listing of our common stock on Nasdaq at that time, we resubmitted all these proposals for ratification under Section 204 of the Delaware General Corporation Law at our 2019 Annual Meeting of Stockholders. However, stockholders did not ratify the proposals. We intend to re-submit them for ratification at a future meeting of stockholders, but there is no assurance that they will be approved.

If these proposals are not ratified, or if the ratifications are deemed inadequate, it may be determined that shares issued under these plans were not duly authorized or validly issued. This could create accounting issues, impact our liquidity and capital structure, and expose us to claims from stock award recipients. Any of these outcomes could materially and adversely affect our business, financial condition, and results of operations.

Demand for our defense-related products and products for emergency response services depends on government spending.

A portion of our business relies on military and government markets, which are subject to governmental appropriations and budget constraints. While some contracts are authorized multi-year, funding is typically appropriated annually, and programs may only be partially funded, with continuation dependent on future appropriations.

We cannot guarantee that military and government spending will be allocated to programs benefiting our business. A decrease in government spending, termination of contracts, or failure to fully fund ongoing programs could materially and adversely affect our financial position and operating results. Additionally, we must be assured that new government-related communication and broadcasting programs we participate in will proceed to full-scale production as expected.

Our potential customers for our communication and surveillance products and solutions include the U.S. Government or Government-related entities subject to congressional appropriations. Reduced funding for military and government procurement and research and development programs would likely adversely impact our ability to generate revenues.

A portion of our revenue depends on communication, surveillance, and satellite products and solutions sold to U.S. Government entities, including the Department of Defense. Government programs we seek to participate in must compete for funding during congressional budget and appropriations hearings, influenced by political changes, economic conditions, and other factors beyond our control.

The current U.S. presidential administration has recently undertaken significant efforts to cut federal government spending. Government shutdowns, delays in federal appropriations, or reliance on continuing resolutions may terminate or postpone funding opportunities critical to our business. Reductions, extensions, or terminations of government programs or shifts in defense, military, and intelligence priorities could adversely affect our ability to generate revenue and profits.

Changes to laws or regulations governing government contracting, shifting political support for defense and security programs, and uncertainties arising from global geopolitical events, delays in approval of government contracts due to reductions in the federal workforce, may also affect our participation in U.S. government programs. Reductions in government spending on such programs could negatively impact our business and financial performance.

Contracting with government entities can be complex, expensive, and time-consuming.

The procurement process for government entities is more challenging than that for private sector contracts. It requires compliance with complex laws and regulations related to contract formation, administration, performance, and pricing at the federal, state, and local levels.

Government contracts often include specialized terms, preferential pricing requirements, or “most favored nation” clauses, which may increase compliance costs and complexity. Meeting these requirements can be time-consuming and expensive, and even if successful, the increased costs associated with serving government customers may negatively impact our margins and profitability.

Unstable market and economic conditions may seriously affect our business, financial condition, and share price.

Global economic volatility and disruptions, including reduced credit availability, inflation, unemployment, tariffs, and geopolitical conflicts, pose significant risks to our business. Events such as the COVID-19 pandemic, the Russia-Ukraine war, and conflicts in the Red Sea, Persian Gulf, and Gaza Strip may exacerbate capital market instability, disrupt supply chains, and impact energy markets.

Economic instability could hinder our ability to secure necessary financing on favorable terms, potentially increasing costs or diluting equity. Rising inflation and higher interest rates could further increase personnel and operating costs, negatively affecting our financial condition and results of operations.

Our failure to comply with complex U.S. and foreign laws and regulations could adversely affect our operations.

We are subject to numerous laws and regulations, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption, anti-bribery, and anti-money laundering laws, which prohibit improper payments to government officials to obtain business advantages. These laws also hold us accountable for the actions of third-party business partners, representatives, and agents. Despite policies to ensure compliance, violations could occur, particularly as we expand internationally. Such violations have and, in the future, may result in investigations, whistleblower complaints, legal fees, reputational damage, and financial penalties.

Our international operations expose us to additional risks, including complex and inconsistent foreign regulations, tariffs, trade restrictions, and export controls. Compliance failures could result in fines, penalties, or export restrictions, making it challenging to serve foreign markets. Furthermore, changes in international tax laws, trade policies, or regulatory requirements could increase costs, reduce revenue, and adversely affect our operations and financial condition. On February 10, 2025, President Trump signed an executive order directing the Attorney General, or a period of 180 days (1) effectively halt the initiation of new FCPA investigations and enforcement actions and (2) undertake a detailed review of any such existing matters with an eye toward restoring proper bounds on enforcement. However, there can be no assurance that potential violations during this temporary pause in enforcement will minimize or eliminate the potential damages identified above.

Various cost-cutting measures we have implemented and may implement in the future could unintentionally impact our business, financial condition, and results of operations.

We have, and continue to engage in, various measures to decrease costs and improve our operating structure. We may not realize the anticipated benefits from these efforts on the whole or in part due to unforeseen difficulties, delays, or unexpected costs. If we cannot achieve the expected operational efficiencies and cost savings from these efforts, our operating results, financial condition, and cash flows would be adversely affected. We may also discover that these efforts make pursuing new opportunities and initiatives difficult, which may require us to incur additional and unanticipated costs and expenses. Our failure to accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Our Industry and its Regulatory Context

Regulation of the telecommunications industry could harm our operating results and prospects.

The telecommunications industry is highly regulated, and changes to laws governing internet communications, intellectual property networks, and commerce could negatively impact our business. Potential regulations may include sales taxes, tariffs, and provider access charges. In jurisdictions where we market equipment and services, regulations affecting service or content providers’ business models could reduce demand for our products.

U.S. Federal Communications Commission (the “FCC”) regulations and cybersecurity, privacy, and data protection laws in various jurisdictions may increase compliance costs and impact equipment requirements. Additionally, environmental regulations, such as the EU’s electronic waste and hazardous substance directives, could increase manufacturing and operational costs.

Some governments prohibit purchasing security products that fail to meet indigenous certification criteria, which may conflict with international standards and limit our ability to compete. These regulations could decrease demand, raise costs, restrict market access, and delay revenue recognition, materially affecting our business, financial condition, and results of operations.

New regulations or standards or changes in existing laws or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations, and future sales, and could place additional burdens on our business operations.

Our products are subject to government regulations and industry standards in the United States and internationally. For example, U.S. regulations from agencies like the FCC and Occupational Safety and Health Administration and similar international rules govern radio emissions, electrical safety, electromagnetic compatibility, and chemical substances. Compliance with these evolving regulations and standards is critical for market acceptance.

As regulations and standards change, we may need to modify our products or develop new versions, which could increase costs and delay product introductions. Failure to comply with these regulations or delays in achieving compliance could harm our business and prevent us from entering specific markets. Additionally, uncertainty around future regulatory policies may reduce demand for our products, and channel partners or end customers may require product alterations to address anticipated regulatory changes.

Our inability to adapt to new or changing regulations could adversely affect our business, results of operations, and financial condition.

Compliance with environmental, health, and safety laws and regulations, including new rules requiring higher standards, may increase costs, limit our ability to utilize supply chains and force product design changes.

Our operations and products are subject to various environmental, health, and safety laws and regulations in our jurisdictions. Manufacturing our products involves substances regulated under these laws, and compliance is essential to maintain product marketability and avoid penalties. Non-compliance, including by any contract manufacturers we employ, could lead to immediate charges, fines, and increased remediation costs, negatively impacting our operations and financial condition.

Compliance with existing and new regulations may require us to modify product designs, adjust supply chains, or incur additional recycling, waste processing, or insurance costs. These costs could adversely affect our competitiveness, revenues, and profitability. We cannot assure that future laws or changes to existing regulations will not further increase costs or impact our ability to operate effectively in certain markets.

Governmental regulations affecting the import or export of products or affecting products containing encryption capabilities could negatively impact our revenues.

The U.S. and various foreign governments impose controls, export license requirements, and restrictions on importing and exporting certain technologies, particularly encryption technology. Regulations may require certifications, source code reviews, or governmental recovery of private encryption keys. Recent changes in countries like Russia, China, and India have introduced stricter requirements for encryption products and critical technologies.

Failure to obtain the required approvals or comply with these regulations could harm our international and domestic sales, adversely affecting our revenue. Additionally, sanctions and export restrictions, such as those imposed by the U.S. and EU on Russia due to the Ukraine conflict, further complicate compliance and could result in penalties, increased costs, or restrictions on import/export privileges, limiting our ability to pursue particular government or international projects.

If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products, licensees, and customers may decrease.

Regulatory agencies, including the FCC and international counterparts, have updated guidelines for evaluating radiofrequency emissions from wireless devices. Even if unfounded, concerns about the safety of radiofrequency emissions may reduce consumer demand for wireless devices, impacting our products and those of our licensees and customers.

Interest groups have urged investigations into claims that wireless technologies pose health risks or interfere with medical devices, airbags, and hearing aids. Concerns about distractions caused by wireless devices while driving may also prompt new legislation. Any resulting regulations or restrictions could decrease product demand and negatively affect our business and financial performance.

The current U.S. presidential administration has undertaken significant efforts to cut federal government spending, which could negatively impact our business and results of operations.

The current U.S. presidential administration has recently undertaken significant efforts to cut federal government spending and reorganize the reporting structure for various federal agencies. Funding for specific federal agencies has been cut entirely. The workforces at various federal agencies have been suspended, furloughed, or fired. Any cuts to defense spending could impact our contracts with government entities or any private entities reliant on government contracts. In addition, there could be significant decreases to the number of personnel employed at any federal agency responsible for approving our government contracts or the government contracts of our third parties. Any of the foregoing could significantly negatively impact our business and results of operations, particularly of our Mil/Gov products and product lines now and in the future.

Risks Related to Our Common Stock

We recently transferred the trading of our common stock from The Nasdaq Stock Market to the OTCQB. Because our common stock is quoted on the OTC, your ability to sell your shares in the secondary trading market may be limited.

On February 10, 2025, we filed a Form 25 with the SEC to voluntarily delist our common stock from trading on Nasdaq. Our common stock was quoted for trading with the OTCQB of OTC Markets on February 12, 2025. The decision to move common stock trading from Nasdaq to OTC Markets was made to reduce costs and improve operational efficiencies. As a result of the transfer of our common stock from Nasdaq to the OTCQB, we anticipate that our stockholders may face negative consequences related to our securities, including but not limited to:

●	limited availability of market quotations for our securities.
●	a determination that our common stock is a “penny stock” which will require brokers trading in our securities to adhere to more stringent rules.
●	reduced level of trading activity in the secondary trading market for shares of our common stock.
●	a limited amount of analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

Because our common stock is quoted on the OTCQB, your ability to sell your shares in the secondary trading market may be limited. Since February 12, 2025, the OTCQB is the only trading market for our common stock. We cannot assure our stockholders that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for respective efficient trading markets or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was listed on a national securities exchange.

We are subject to penny stock rules which will make the shares of our common stock more difficult to sell.

We are subject to the SEC’s “penny stock” rules since our shares of common stock trade below $5.00 per share and are not traded on a national securities exchange. Penny stocks generally are equity securities with a per share price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, as well as the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing before completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that before a transaction the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more challenging to sell their securities.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculatively low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and reduce our common stock’s market price.

Our amended and restated certificate of incorporation and bylaws include provisions that could delay or prevent a change in Vislink Technologies, Inc. control, even if stockholders might favor such a transaction. These provisions include:

●	Authorizing the Board to issue preferred stock with rights senior to common stock without stockholder approval.

●	Requiring advance notice for stockholder nominations and proposals.

Additionally, we are governed by Section 203 of the Delaware General Corporation Law, which may restrict mergers or combinations with significant stockholders (those owning 15% or more of voting stock) without prior Board approval for a specified period.

These provisions may discourage takeover attempts, reduce the appeal of our common stock to investors, and result in a lower market price for our shares than might otherwise occur.

We have identified material weaknesses in our internal controls and procedures over financial reporting and have determined that our disclosure controls were ineffective. These represent material weaknesses previously identified which we have not yet been able to remediate. In the future, we may identify additional material weaknesses that may cause us to fail to meet our reporting obligations, including timeliness, or result in material misstatements of our financial statements. If we fail to remediate our material weaknesses or implement adequate controls and procedures for our financial reporting, our ability to accurately and timely report our financial results could be adversely affected, which would likely adversely affect the value of our common stock.

We have identified material weaknesses in our internal controls over financial reporting and determined that our disclosure controls were ineffective as of December 31, 2024. Specifically, we lack sufficient accounting personnel to maintain proper segregation of duties and conduct adequate risk assessments, and we have not fully documented the design and operation of our controls. These weaknesses could result in errors in our financial statements or lead to their restatement. We previously identified these material weaknesses but have not yet been able to remediate them.

To address these issues, we are implementing improvements, including:

●	Additional review procedures within the accounting and finance departments will be added.

●	Introducing application controls in our accounting systems.

●	Establishing appropriate accounting controls and processes.

Until these measures are fully implemented and operated effectively, there is no assurance that we can prevent future errors or meet our financial reporting obligations under Section 404 of the Sarbanes-Oxley Act. Failure to do so could lead to a loss of investor confidence, adversely affect the trading price of our common stock, and restrict future access to capital markets.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock may be highly volatile and subject to wide fluctuations due to factors beyond our control, including those discussed in this report’s “Risk Factors” section. Additionally, broad market fluctuations, especially in the telecommunications sector, could adversely affect our stock price and liquidity.

Stock price volatility has, in the past, led to securities class action litigation against companies. If stockholders file such lawsuits against us, we could incur significant legal costs and distractions to management, negatively impacting our financial position and operations. Adverse rulings in such litigation could also result in substantial liabilities.

Volatile stock prices may also target us for hostile takeover attempts or activist campaigns, which could lead to significant costs and divert executive management’s attention from operating the business, further impacting our financial condition.

We may face various risks associated with shareholder activism or demands for better performance.

On February 12, 2025, Hale Capital Partners, LP (“Hale Capital”) filed a Schedule 13D with the SEC, reporting its acquisition of approximately 12% of our outstanding common stock. Between that date, and the date of this filing, Hale Capital filed amendments to the Schedule 13D and various reports on Form 4 under Section 16 of the Exchange Act, disclosing increases in Hale Capital’s holdings of our stock. As of the date of this filing, Hale Capital has publicly disclosed beneficial ownership of 376,594 shares, representing approximately 15.26% of our outstanding common stock. As of the date of this filing, we have not received any communication from Hale Capital regarding potential changes to our governance, management, or strategic direction. We may, now or in the future, be subject to shareholder activism or demands for improved performance, which could interfere with the execution of our strategic plan. Such activities may be costly, time-consuming, and disruptive to our operations, diverting the attention of management and employees from business priorities and potentially harming our financial performance and shareholder value.

If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our sector, our common stock price and its trading volume could decline.

The market for our common stock may be influenced by research and reports published by industry or financial analysts. We cannot control whether analysts will cover our stock; a lack of coverage could adversely affect our market price. Analysts may also have limited expertise with our business model, leading to inaccurate or unfavorable reports.

If analysts downgrade our stock, sector, or competitors or cease coverage entirely, we may lose market visibility, resulting in a decline in our stock price and trading volume.

In the future, we could elect to deregister our securities under the Securities Exchange Act of 1934, as amended. Deregistration would result in less disclosure about us and may negatively affect our securities’ liquidity and trading prices.

In the future, if eligible to do so, our board of directors (our “Board”) may elect to voluntarily deregister our securities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and suspend our reporting obligations with the SEC. by filing a Form 15 to voluntarily deregister our securities and suspend our reporting obligations under the Exchange Act, if eligible to do so. If the Board approves such deregistration, we would file a Form 15 and our obligations to file reports pursuant to the Exchange Act, including but not limited to periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC. Following any deregistration, we would not expect to publish periodic financial information or furnish such information to our stockholders except as may be required by applicable laws, or stock exchange, or over-the-counter market rules. As a result, our quotations of our securities may be moved from the OTCQB to a “lower tier” of OTC Markets. As a result of any one or more of the foregoing factors, deregistration may result in less disclosure about us and may negatively affect the liquidity and trading prices of our securities.

General Risk Factors

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our common stock to decline in value.

Occasionally, we may provide preliminary financial results or forward-looking guidance based on current expectations and assumptions. These statements involve risks and uncertainties, including changes to underlying assumptions or the occurrence of risks related to our performance and business, as discussed in this report.

Failure to meet financial guidance or market expectations regarding our future performance could harm our reputation, reduce investor confidence, and cause our stock price to decline.

The requirements of being a U.S. public company may strain our resources and divert management’s attention.

As a U.S. public company, we must comply with the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and requirements of the OTCQB, and other securities regulations. These obligations increase our legal and financial compliance costs, demand additional resources, and make certain activities more time-consuming and costly.

Increased disclosure of our business and financial condition may expose us to litigation threats or claims from competitors and third parties. Even if resolved in our favor, such claims could divert management’s attention and resources, negatively impacting our business and operating results.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our common stock, our share price and trading volume could decline.

The trading market for our common stock is influenced by research and reports published by industry and securities analysts about us, our business, our market, or our competitors. Adverse changes in analyst recommendations regarding our stock or more favorable recommendations about our competitors could cause our stock price to decline.

If analysts cease coverage of our company or fail to publish reports regularly, we may lose visibility in the financial markets, reducing stock price and trading volume.

Any impairment of goodwill, other intangible assets, or long-lived assets could negatively impact our operations.

Goodwill, intangible assets, and long-lived assets are subject to annual impairment tests or evaluations when events indicate potential impairment. If the carrying value of these assets exceeds their fair value, we must write off the excess during the determination period. Additionally, intangible and long-lived assets are amortized or depreciated over their useful lives, which may accelerate based on circumstances.

Future acquisitions or investments may require recording goodwill, and unforeseen issues with these businesses could reduce anticipated returns or asset values, triggering impairment evaluations. Significant write-offs or accelerated amortization of these assets could adversely impact our operations, financial condition, and results.

If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Preparing financial statements under U.S. generally accepted accounting principles requires management to make estimates, assumptions, and judgments about asset values, liabilities, revenues, and expenses. Based on historical experience and reasonable assumptions, these estimates significantly impact our reported financial results.

If assumptions change or actual results differ from our estimates, our operating results could fall below analysts’ and investors’ expectations, leading to a decline in our stock price. Key areas involving significant estimates include reserves for receivables and inventories, recoverability of long-lived assets, deferred tax asset valuation allowances, and valuations of equity, derivative instruments, and acquired assets and liabilities. Inaccuracies in these estimates could materially impact our financial performance and condition.

Future sales and issuances of our common stock or rights to purchase our common stock, stock incentive plans, and upon the exercise of outstanding securities exercisable for shares of our common stock could result in substantial additional dilution of our stockholders, cause our stock price to fall and adversely affect our ability to raise capital.

To fund our business plan and research and development efforts, we may issue additional equity securities, including shares of common stock, preferred stock, or securities that are convertible into common stock. These transactions may occur at prices below the current market value, resulting in significant dilution to existing stockholders and potentially causing our stock price to decline. Subsequent sales of common stock could further dilute stockholders who purchased shares in earlier transactions.

Issuing common stock under compensation programs, public or private financings, or exercising stock options and warrants will also dilute existing stockholders. It could negatively affect the market price of our stock. Additionally, holders of warrants and options may exercise them when the market price exceeds the exercise price, which could reduce our ability to raise additional capital or increase the cost of future financing.

The issuance or potential issuance of additional shares may harm our stock price, liquidity, and stockholders’ equity value.

Risks Relating to Acquisitions

Our business strategy may include acquisitions, which may entail numerous risks, including management diversion and increased costs and expenses, all of which could negatively affect the Company’s profitability.

Our business strategy may include pursuing strategic or opportunistic acquisitions, which entail several risks, including:

●	Diversion of management’s attention from core operations.
●	Significant legal, advisory, and financing costs.
●	Unanticipated costs or liabilities, such as environmental or regulatory obligations.
●	Difficulties integrating acquired businesses, personnel, and financial systems, delaying expected benefits.
●	Disruption of relationships with suppliers and customers.
●	Loss of key employees from acquired businesses.

Acquisitions may also require additional debt financing, leading to increased interest expenses or contingent liabilities, and could result in equity issuances that dilute existing stockholders. There is no assurance that we can successfully negotiate or complete acquisitions, obtain required approvals, or realize anticipated synergies or benefits.

If acquisitions are unsuccessful or poorly integrated into our operations, they could adversely affect our profitability, business, financial condition, and cash flow.

Our acquisition strategy involves several risks.

We actively pursue acquisition opportunities, including those involving businesses with differing operational characteristics from ours. However, acquisitions carry several unique risks, including:

●	Failure of the acquired business to meet expectations or impairment of acquired assets.
●	Diversion of management’s attention from core operations.
●	Need for additional financing, which could increase leverage, dilute equity, or both.
●	Negative effects on financial statements due to increased goodwill and intangible assets.
●	Challenges integrating operations, systems, technologies, and personnel of acquired businesses.
●	Initial dependence on unfamiliar supply chains or smaller supply partners.
●	Loss of key employees, customers, vendors, or partners after acquisition.
●	High costs and resources required to identify, negotiate, and complete acquisitions.
●	Unanticipated liabilities or events tied to acquisitions.

Additionally, competition for acquisition candidates may limit opportunities and drive higher acquisition prices. Integration challenges could reduce focus on future acquisitions or core operations, impacting earnings and growth. Future acquisitions may also involve paying premiums above fair value or incurring additional debt, potentially adversely affecting our operations and financial condition results.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

We are developing processes to assess, identify, and manage material risks from cybersecurity threats to the IT systems and information we create, use, transmit, receive, and maintain. We also seek to integrate these processes and policies into our overall enterprise risk management system and processes. The processes for assessing, identifying, and managing material risks from cybersecurity threats, including threats associated with our use of third-party service providers, include our efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place or necessary to manage and/or mitigate such risks.

Engage Third Parties in Risk Management

We engage a range of external experts, including consultants and cybersecurity assessors, who assist us in evaluating and testing our cybersecurity systems and processes. These engagements are intended to give us access to specialized knowledge and insights to inform our cybersecurity strategies and processes, including industry-standard control frameworks and applicable regulations, laws, and standards.

Oversee Third-Party Risk

The Company has implemented stringent security assessments before engagement and ongoing monitoring throughout partnerships to address risks associated with third-party service providers. We’ve also enhanced our contractual requirements to align third-party security practices with our standards.

Risks from Cybersecurity Threats

The Company has not experienced any material cybersecurity incidents, and expenses related to minor incidents have remained immaterial. However, as highlighted in “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats continue to pose significant risks to our operations and financial condition. These risks are amplified as cyber threats become more sophisticated and coordinated. We have invested in monitoring tools, security infrastructure, and employee training programs to mitigate risks and adapt to this evolving landscape.

Governance

Board of Directors Oversight

Our Board continues to oversee management’s identification and management of cybersecurity risks. The Audit Committee of the Board (the “Audit Committee”) is responsible for cybersecurity risk oversight and meets at least annually with management to review risk assessments, ongoing initiatives, and key learnings from incidents. In 2024, the Audit Committee adopted enhanced reporting protocols to ensure timely and transparent updates on cybersecurity matters.

Management’s Role in Managing Risk

Our Global IT Manager, with over 34 years of IT-related experience, continues to lead our information security efforts, working closely with third-party experts and consultants, and regularly briefs our CFO on any related matters. Our CFO then ensures the Audit Committee is regularly briefed on cybersecurity matters, including risks, initiatives, and incidents.

Throughout 2024, management has prioritized the following:

●	Conducting advanced employee training programs that include phishing simulations and scenario-based threat responses.
●	Enhancing security monitoring and incident response plans.
●	Updating encryption protocols and performing regular system updates to address potential vulnerabilities.

Risk Management Personnel

The Global IT Manager oversees all vendor-related cybersecurity work, focusing on process evolution, risk remediation, and employee training. Training efforts now include quarterly updates on emerging threats such as AI-enabled phishing and ransomware attacks. Our ongoing business continuity and disaster recovery plans complement these measures.

Monitor Cybersecurity Incidents

Our IT team employs advanced monitoring tools to identify and address vulnerabilities promptly. No material cybersecurity incidents were identified in 2024, and our incident response plan effectively addresses and mitigates risks. These processes include detailed documentation, root cause analysis, and continuous updates to our response strategy.

Reporting to the Board of Directors

The Global IT Manager promptly escalates significant cybersecurity matters to the CFO and the Audit Committee, ensuring that the Board remains fully informed. Regular updates to the Audit Committee include detailed discussions on system performance, risk exposure, and planned mitigation strategies.

Item 2. Properties

Poway, CA Facilities

January 2025 Lease

On January 24, 2025, the Company entered a sublease agreement for 7,155 square feet within the Poway, California facility. This space will primarily be used for equipment testing.

March 2024 Lease

Included in the September 14, 2023, acquisition of assets from BMS was a sublease of approximately 11,715 square feet of general office use facilities previously held under a six-month agreement with BMS, with lease responsibilities conveyed to our subsidiary Vislink Poway, LLC. This space is primarily used for light manufacturing.

Mount Olive, NJ

On November 1, 2021, the Company entered into a lease agreement with a non-affiliated third party to rent approximately 7,979 square feet of commercial space in Mount Olive, NJ, for general business offices (including our corporate headquarters), light manufacturing, operating a testing laboratory, assembly, and inventory storage.

We believe that our facilities are adequate for our current needs.

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

PART II

Item 5. The market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted for trading on the OTCQB under the symbol “VISL” since February 12, 2025. Previously, our common stock was traded on The Nasdaq Capital Market under the symbol “VISL”.

Holders

As of April 30, 2025, 2,467,618 shares of common stock were outstanding, held by 20 shareholders of record.

Our transfer agent and registrar are Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, New York 10004.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12.” Security Ownership of Certain Beneficial Owners and Management” for the information this item requires.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

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

Overview

Vislink Technologies, Inc., is a global technology business that collects, delivers, and manages high-quality, live video and associated data from the action scene to the viewing screen. We provide RF and 5G solutions for collecting live news, sports, entertainment, and news events for the broadcast, surveillance, and defense markets with real-time video intelligence using a range of transmission products. Our team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in terrestrial microwave, fiber optic, surveillance, and wireless communications systems, delivering a broad spectrum of customer solutions.

On February 10, 2025, we filed a Form 25 with the SEC to voluntarily delist our common stock from The Nasdaq Capital Market. Our common stock became quoted for trading with the OTCQB of OTC Markets on February 12, 2025. The decision to move trading of the common stock from Nasdaq to OTC Markets was made to reduce costs and improve operational efficiencies.

On February 12, 2025, Hale Capital Partners, LP (“Hale Capital”) filed a Schedule 13D with the SEC, reporting its acquisition of approximately 12% of the Company’s outstanding common stock. Between that date, and the date of this filing, Hale Capital filed amendments to the Schedule 13D and various reports on Form 4 under Section 16 of the Exchange Act, disclosing increases in Hale Capital’s holdings of our stock. As of the date of this filing, Hale Capital has publicly disclosed beneficial ownership of 376,594 shares, representing approximately 15.26% of our outstanding common stock. As of the date of this filing, the Company has not received any communication from Hale Capital regarding potential changes to its governance, management, or strategic direction.

Live Broadcast:

We deliver an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via RF, cellular, IP (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions utilizing AI (Artificial Intelligence) technologies to provide automated news and sporting events coverage. With over 50 years in operation, we have the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions encompassing hardware components, hosted systems management platforms, related software licenses, and ancillary support services.

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

Military and Government:

We have developed high-quality RF and 5G solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Our solutions are designed explicitly with interagency cooperation, utilizing the internationally recognized IP platform and a web interface for video delivery. We provide comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Uncrewed Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include:

●	integrated suites of airborne downlink transmitters, receivers, and antenna systems
●	data and video connectivity for airborne, marine, and ground assets
●	UAV video distribution
●	flexible support for RF and bonded cellular/5G Networks
●	terrestrial point-to-point
●	tactical mobile command
●	IP-based, high-end encryption, full-duplex, real-time connectivity at extended operating ranges
●	high-throughput air/marine/ground-to-anywhere uplink and downlink systems
●	secure live streaming platforms for use in mobile and fixed assets, and
●	personal portable products

Our public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation for criminal investigation, crisis management, mobile command posts, and field operations. These solutions are designed to meet the demands of ground operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location.

Connected Edge Solutions:

Vislink offers hardware and software solutions to acquire, produce, contribute to, and deliver video across all private and public networks. Connected edge solutions aid the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	live video encoding, stream adaptation, decoding, and production solutions
●	remote production workflows
●	wireless cameras
●	AI-driven automated production and
●	the ability to contribute video over
○ bonded cellular (3G, 4G, 5G)
○ satellite
○ fiber
○ emerging networks, including Starlink

Geopolitical Conflicts and Climate Change

Geopolitical Risks:

As of December 31, 2024, there were no significant developments in the Ukraine/Russia and Israel/Hamas conflicts that directly impact the Company’s business or operations. The Company has no direct operations, revenue streams, or physical presence in these regions. However, we actively monitor potential indirect impacts on our global supply chain and business continuity, such as increased transportation costs or disruptions in our suppliers’ operations. Any material changes or updates will be disclosed as necessary.

Climate Change Initiatives:

The Company is deeply committed to addressing the challenges and opportunities posed by climate change. Although the direct financial impact of climate change on our operations was not material in fiscal 2024, we have taken steps to enhance sustainability and resilience.

These efforts include:

●	Improving energy efficiency across our facilities.
●	Actively exploring renewable energy integration.
●	Developing innovative solutions to reduce our carbon footprint.

These initiatives reflect our dedication to environmental sustainability and corporate responsibility.

The geopolitical conflicts and climate change initiatives described earlier did not materially affect our financial or operational performance for fiscal 2024. However, we monitor these factors closely to ensure we remain agile in managing potential risks.

Financial and Operational Impact of the 2024 Restructuring

During the fiscal year ending December 31, 2024, the Company undertook a management-led restructuring initiative, as disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2024. This initiative included closing our Poway, California manufacturing facility and transferring UK manufacturing operations to Mount Olive, New Jersey. These actions were taken to streamline operations, reduce costs, and enhance long-term profitability.

As a result of these restructuring activities, the Company recognized one-time expenses in the fourth quarter of 2024, including severance and lease termination costs in the amount of $0.5 million. In addition, the Company recorded impairments totaling $6.5 million, consisting of:

●	$6.0 million in inventory impairment due to product rationalization and adjustments to align with the Company’s revised operational footprint.
●	$0.3 million in intangible asset impairment following a reassessment of certain non-core assets.
●	$0.2 million in right-of-use (ROU) operating asset impairment, primarily related to facility closures and lease modifications.

These financial impacts were non-recurring and necessary to achieve the intended operational efficiencies. The Company does not anticipate material ongoing disruptions to operations or significant additional restructuring-related costs in future periods.

Outlook

The Company engaged in a robust restructuring initiative which was completed in the fourth quarter of 2024. These changes were made to improve operational efficiencies, streamline production workflows, reduce overhead costs, and enhance overall operational resilience.

Income Taxes

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change”—generally defined as a greater than 50 percentage point change in equity ownership by certain stockholders or groups of stockholders—is subject to limitations on its ability to use pre-change net operating losses (“NOLs”) to offset future taxable income. Similar restrictions may apply under state tax laws.

The Company has experienced ownership changes in the ordinary course of business, limiting our ability to utilize these NOLs in the future. Consequently, it is likely that these NOLs will not be realized and will expire unused. As a result, a total valuation allowance has been recorded against the entire NOL balance.

Results of Operations

The following table sets forth the items in the consolidated statements of operations and comprehensive loss of the financial statements included herewith for the fiscal years ended December 31, 2024, and 2023 (in thousands).

	For the Years Ended
	December 31,
	2024	2023
Revenue, net	$27,729	$27,482
Cost of revenue and operating expenses
Cost of revenue:
Cost of components and personnel	13,955	13,380
Inventory impairments and valuation write-downs	6,828	487
Total cost of revenue	20,783	13,867
Operating expenses:
General and administrative expenses	21,596	19,376
Research and development	4,561	3,493
Restructuring costs	489	—
Impairment of right-of-use operating assets	168	83
Impairment of intangible assets	330	—
Depreciation and amortization	1,310	1,261
Total operating expenses	28,454	24,213
Total cost of revenue and operating expenses	49,237	38,080
Loss from operations	(21,508)	(10,598)
Other income (expenses)
Unrealized gain on investments in debt securities held to maturity	(25)	68
Realized loss of investments in debt securities	(24)	(82)
Other income	400	332
Dividend income	211	375
Interest income (expense), net	300	560
Total other income	862	1,253

Net loss before income taxes	$(20,646)	$(9,345)

Revenue

For the fiscal year ending December 31, 2024, revenue increased to $27.8 million from $27.5 million for the fiscal year ending December 31, 2023. This approximate increase of $0.3 million is primarily attributable to expanded market reach, improved operational efficiencies, new product development—including AeroLink and DragonFly V—and the benefits of integrating the UK manufacturing operations into our U.S. facilities. Additionally, increased sales to military and government customers contributed to revenue growth, while operational improvements from our new ERP system helped enhance order fulfillment and efficiency.

Cost of Revenue and Operating Expenses

Cost of Components and Personnel

For the fiscal year ended December 31, 2024, cost of components and personnel increased to $14.0 million compared to $13.4 million for the fiscal year ended December 31, 2023. This $0.6 million increase primarily reflects expanded market reach, new product development, and increased production demands associated with modest revenue growth.

Strategically, the Company continued optimizing its operations, including the relocation of U.K. manufacturing operations to the United States in 2024, aiming to consolidate production and improve supply chain efficiency. These measures contributed to better operations control and cost management.

Inventory Impairments and Valuation Write-Downs

For the fiscal year ended December 31, 2024, inventory impairments and valuation write-downs totaled $6.8 million, compared to $0.5 million for the fiscal year ended December 31, 2023. This $6.3 million increase primarily resulted from the Company’s strategic decision to discontinue certain legacy product lines and the relocation of its manufacturing operations, which triggered write-downs of obsolete and slow-moving inventory.

General and Administrative Expenses

General and administrative expenses were $21.6 million for the fiscal year ended December 31, 2024, compared to $19.4 million for the fiscal year ended December 31, 2023. The $2.2 million increase was primarily due to higher salaries and benefits ($1.1 million), increased bad debt expense ($0.5 million), and additional bank fees, legal fees, commissions, taxes, licenses, and computer expenses (approximately $0.3 million each). These increases were partially offset by a $0.9 million reduction in stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased to $4.6 million for the fiscal year ended December 31, 2024, compared to $3.5 million for the fiscal year ended December 31, 2023. The $1.1 million increase was primarily driven by greater investment in new product innovation, including a $0.4 million rise in miscellaneous expenses, a $0.3 million increase in salaries and benefits, and $0.2 million increases each in professional services and general research initiatives.

Restructuring and Impairment Charges

Restructuring Costs:

Restructuring costs of $0.5 million were recorded for the fiscal year ended December 31, 2024, compared to none in the prior year. These charges were associated with the Company’s broader restructuring initiative launched in November 2024, aimed at streamlining operations, consolidating manufacturing activities, and reducing overhead expenses.

Impairment of Right-of-Use Operating Assets:

The Company recorded $0.2 million in impairment charges for right-of-use operating assets for the fiscal year ended December 31, 2024, compared to $0.1 million for the fiscal year ended December 31, 2023. These impairments were primarily driven by the Company’s decision to exit or modify certain leased facilities, reducing the expected recoverable value of these assets.

Impairment of Intangible Assets:

For the fiscal year ended December 31, 2024, impairment charges for intangible assets were $0.3 million. No impairment of intangible assets was recorded for the fiscal year ended December 31, 2023. The impairment charges reflect reassessments of the expected future cash flows for certain non-core intangible assets.

Net Loss

Net losses for the years ended December 31, 2014, and 2023 were $20.5 million and $9.1 million, respectively, representing an increase of $11.4 million.

The increase in net loss was primarily driven by a $6.8 million in inventory impairments and valuation write-downs, $0.5 million in restructuring costs associated with the Company’s November 2024 restructuring initiative, and additional impairments of intangible and right-of-use assets totaling $0.5 million. Higher research and development expenses of $1.1 million and a $2.2 million increase in general and administrative costs also contributed to the increase, partially offset by modest revenue growth of $0.5 million.

Liquidity and Capital Resources

For the fiscal year ending December 31, 2024, we incurred an operational loss of approximately $21.5 million and utilized $6.8 million in cash for operating activities. As of December 31, 2024, we had $5.5 million in cash and an investment in Federal bonds valued at $1.0 million.

On November 12, 2024, the Board approved a plan to restructure certain business operations. In connection with this plan, the Company has begun implementing actions such as workforce reductions and facility closures. These initiatives are intended to strengthen the Company’s financial position by eliminating underperforming product lines, consolidating redundant manufacturing operations, and reducing associated headcount and cash outflows. The Company anticipates that, as a result of these operational changes, it will generate positive cash flow in the near future.

Our ability to fund operations will depend on various factors, including economic conditions, inflation, foreign exchange fluctuations, market competition, strategic initiatives, research and development activities, regulatory developments, and technology advancements. While these factors may cause us to consume available capital at a faster rate than expected, based on our current operating plan, we believe we have sufficient liquidity to fund operations for at least 12 months from the date of filing these financial statements.

Our cash balances were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Cash and cash equivalanets	$5,501	$8,482

Cash Flows

	For the Years Ended December 31,
	2024	2023

Net cash used in operating activities	$(6,842)	$(9,748)
Net cash provided (used) in investment activities	4,482	(6,700)
Net cash used by financing activities	(454)	(607)
Effect of exchange rate changes on cash	(167)	(90)

Net decrease in cash	$(2,981)	$(17,145)

Operating Activities

During the fiscal year ending December 31, 2024, the Company reported net cash outflows of approximately $6.8 million from operating activities. The primary factors influencing operating cash flows included a $2.0 million decrease in accounts receivable, a $1.0 million increase in deferred revenue and customer deposits, and a $0.6 million increase in accrued expenses and interest expense. These were partially offset by a $0.5 million reduction in operating lease liabilities and a $0.8 million decrease in accounts payable.

Additionally, the Company recorded $1.0 million in stock-based compensation, $6.5 million in impairments (including inventory, intangible assets, and right-of-use operating assets), and $1.3 million in depreciation and amortization while reporting a net loss of $20.5 million. These amounts reflect the most significant changes impacting operating activities, while other fluctuations were not material.

During the fiscal year ending December 31, 2023, the Company reported net cash outflows from operating activities totaling approximately $9.7 million. This was primarily due to a $2.7 million increase in accounts receivable and a $2.3 million rise in inventory, both of which aimed to enhance our market position and prepare for expected demand. These increases were partially offset by the recognition of $1.9 million in stock-based compensation, $1.3 million in depreciation and amortization expenses, and a net loss of $9.1 million.

Investing Activities

During the fiscal year ending December 31, 2024, the Company recorded net cash provided by investing activities of approximately $4.5 million. This primarily resulted from $6.0 million in proceeds from the redemption of government bond investments, partially offset by $0.9 million in new government bond purchases and $0.5 million in capital expenditures for property and equipment.

During the year ending December 31, 2023, the Company recorded approximately $6.7 million in net cash used for investing activities to strengthen its asset portfolio via investments and acquisitions. These expenditures entailed an allocation of $15.5 million towards government bond investments, augmented by specific investments in property and equipment valued at $0.7 million and the strategic BMS asset acquisition for $0.3 million. These outlays were offset by $9.7 million from redeeming some government bond investments.

Financing Activities

During the year ending December 31, 2024, the Company recorded approximately $0.5 million in net cash for financing activities, mainly due to principal payments on the Company’s Directors and Officers (D&O) insurance policy.

During the year ending December 31, 2023, the Company recorded approximately $0.6 million in net cash for financing activities, mainly due to principal payments on the Company’s Directors and Officers (D&O) insurance policy.

Nasdaq and OTC Markets Compliance

As of December 31, 2024, the Company fully complied with all applicable Nasdaq listing requirements.

On February 10, 2025, we filed a Form 25 with the SEC to voluntarily delist our common stock from The Nasdaq Capital Market. Our common stock became quoted for trading with the OTCQB of OTC Markets on February 12, 2025. The decision to move trading of the common stock from Nasdaq to OTC Markets was made to reduce costs and improve operational efficiencies.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for December 31, 2024, and 2023.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management has identified the following accounting estimates as critical due to the high degree of judgment and estimation uncertainty involved, particularly in light of conditions that existed during the year ended December 31, 2024. For the year ended December 31, 2024, these estimates materially impacted areas such as impairment of long-lived assets and inventory valuation. Different assumptions could have a material impact on our financial condition or results of operations.

Revenue Recognition

Revenue recognition may involve critical accounting estimates when contracts include multiple performance obligations or customized deliverables, requiring management to exercise judgment in allocating transaction price and determining the timing of revenue recognition. For the year ended December 31, 2024, the Company’s assessment of performance obligations and transfer of control impacted the timing and amount of revenue recognized in certain customer contracts. Changes in these judgments could materially affect the period in which revenue is reported.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. This is a critical accounting estimate due to the significant assumptions involved in forecasting future cash flows, including expectations around revenue, operating costs, and asset utilization. For the year ended December 31, 2024, the Company recorded impairment charges related to right-of-use assets for abandoned facilities and recognized an impairment of intangible assets associated with the Poway operation as part of its restructuring initiative. These estimates are sensitive to changes in restructuring outcomes, facility closures, and projected market conditions. Revisions to these assumptions could materially impact future impairment charges and the carrying value of long-lived assets.

Inventory Valuation

The valuation of inventory is a critical accounting estimate that involves significant judgment in determining reserves for excess and obsolete inventory and adjustments to net realizable value. These judgments are based on assumptions about current and future product demand, technological changes, and the Company’s strategic direction. For the year ended December 31, 2024, the Company’s restructuring activities, including consolidation of manufacturing operations and discontinuation of certain product lines, increased the level of uncertainty around inventory recoverability. Changes in these assumptions could result in material adjustments to the carrying value of inventory.

Income Taxes

The Company accounts for income taxes under ASC 740 using the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences and measured using enacted tax rates expected to apply in future periods. The Company evaluates the realizability of deferred tax assets each reporting period. Given the Company’s historical and current operating losses, management determined that a full valuation allowance was appropriate for all deferred tax assets as of December 31, 2024. This assessment requires significant judgment and projection of future taxable income. Changes in operations, tax law, or the economic environment may materially impact these estimates and the associated valuation allowance.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms. These controls also ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”), to allow timely decisions regarding required disclosures.

As of December 31, 2024, our management, including our Certifying Officers, supervised and evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level due to the material weaknesses in internal control over financial reporting described below.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. This internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and preparing financial statements for external purposes under GAAP.

Our internal control over financial reporting includes policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and asset dispositions.
2.	Provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements under GAAP and that our receipts and expenditures are made only under the authorizations of management and directors.
3.	Provide reasonable assurance regarding preventing or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any effectiveness evaluation to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was ineffective due to the following material weaknesses:

1.	Insufficient Accounting Personnel: We do not employ an adequate number of accounting personnel to ensure proper segregation of duties and to conduct a tolerable risk assessment.
2.	Inadequate Documentation: We have not adequately documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.
3.	Insufficient Controls: We do not have appropriate controls around provisioning of access including assigning business users to privileged access and lack of user access reviews.

Despite these material weaknesses, management, including our Certifying Officers, believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented, in conformity with GAAP.

(c) Changes in Internal Controls over Financial Reporting

We are actively engaged in remediation efforts to address the identified material weaknesses. These efforts include enhancing the supervisory review of our accounting procedures and increasing the number of qualified accounting personnel to improve the segregation of duties and risk assessment processes.

During the fiscal year ended December 31, 2024, we made the following changes to our internal control over financial reporting:

●	Implemented enhanced supervisory review procedures within our accounting department.
●	Initiated the recruitment of additional qualified accounting personnel to strengthen our internal control framework.

These changes are intended to help us in attempting to remediate the material weaknesses identified above and to enhance the overall effectiveness of our internal control over financial reporting.

(d) Auditor’s Report on Internal Control over Financial Reporting

As a smaller reporting company, this Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Under SEC rules, such companies can only provide management’s report on internal control over financial reporting in this Annual Report.

Item 9B. Other Information

Director and Officer Trading Plans and Arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted, made certain modifications or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 10 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated into this Report by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders or an amendment to this Annual Report, which we intend to file with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2024, and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, the footnotes to it, and the report of Marcum LLP, independent registered public accountants, are filed herewith.

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

Certain agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements made solely for the agreement’s benefit. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the contracts;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	the agreements were made only as specified dates and subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

EXHIBITS TO BE ADDRESS BY ATTORNEYS

Exhibit Number	Description of Exhibit
3.1(i)	Amended & Restated Certificate of Incorporation, incorporated by reference to the Company’s Registration Statement on Form S-1 No. 333-191867, as filed with the Commission on October 23, 2013.
3.1(i)(a)	Amendment to Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on June 13, 2014.
3.1 (i)(b)	Amendment to Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on July 20, 2015.
3.1(i)(c)	Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 10, 2016.
3.1(i)(d)	Certificate of Designation of Series C Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 26, 2015.
3.1(i)(e)	Certificate of Designation of Series D Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on April 27, 2016.
3.1(i)(f)	Certificate of Designation of Series E Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on December 27, 2016.
3.1(i)(g)	Certificate of Designation of the Series A Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on November 9, 2022.
3.1(i)(h)	Certificate of Elimination for Series C Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 10, 2016.
3.1(i)(i)	Certificate of Elimination for Series B Convertible Preferred Stock, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on December 7, 2016.
3.1(i)(j)	Certificate of Elimination for Series D Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on November 9, 2022.
3.1(i)(k)	Certificate of Elimination for Series E Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on November 9, 2022.
3.1(i)(l)	Certificate of Elimination for Series A Preferred Stock of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on March 27, 2023.
3.1(i)(m)	Amendment to Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on June 20, 2016.
3.1(i)(n)	Certificate of Amendment to Certificate of Incorporation of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on February 26, 2019.
3.1(i)(o)	Certificate of Amendment to the Certificate of Incorporation of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on August 5, 2020.
3.1(i)(p)	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on April 28, 2023.
3.1(ii)	Third Amended & Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on August 20, 2021.
4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to the Company’s Amendment to the Registration Statement on Form S-1 No. 333-187094, as filed with the Commission on May 21, 2013.
4.2	Warrant Agreement, including Form of Common Warrant and Form of Pre-Funded Warrant from July 2019 Offering, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on July 16, 2019.
10.1	2023 Omnibus Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 No. 333-274366, as filed with Commission on September 6, 2023.
10.2	Employment Agreement by and between the Company and Carleton M. Miller, incorporated by reference to the Company’s Amendment to the Current Report on Form 8-K, as filed with the Commission on January 25, 2020
10.3	Notice of Grant of Stock Option for Time-Vested Options and Stock Option Agreement by and between the Company and Carleton M. Miller, incorporated by reference to the Company’s Amendment to the Current Report on Form 8-K, as filed with Commission on January 25, 2020
10.4	Notice of Grant of Stock Option for Performance-Vested Options and Stock Option Agreement by and between the Company and Carleton M. Miller, incorporated by reference to the Company’s Amendment to the Current Report on Form 8-K, as filed with Commission on January 25, 2020
10.5	Offer Letter by and between the Company and Michael Bond, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on January 17, 2024.
10.6	Inducement RSU Award Agreement between the Company and Michael Bond, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with Commission on January 17, 2024.
10.7	Form of Indemnification Agreement by and between the Company and its officers and directors, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the Commission on April 1, 2020-.
10.8	Non-Employee Director Compensation Policy, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 as filed with the Commission on November 12, 2020.
10.9	Form of Non-Employee Director Restricted Shares Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 as filed with the Commission on November 12, 2020.
10.10	Employment Agreement by and between Vislink Technologies, Inc. and Michael Bond, dated as of February 24, 2025, incorporated by reference to the Company’s Current Report on Form 8-K filed with Commission on February 28, 2025
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with Commission April 3, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: May 2, 2025	By:	/s/ Carleton M. Miller
Carleton M. Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton M. Miller	Chief Executive Officer	May 2, 2025
Carleton M. Miller	(Principal Executive Officer)

/s/ Michael C. Bond	Chief Financial Officer	May 2, 2025
Michael C. Bond	(Principal Financial and Accounting Officer)

/s/ Susan G. Swenson	Chairman of the Board of Directors	May 2, 2025
Susan G. Swenson

/s/ Jude T. Panetta	Director	May 2, 2025
Jude T. Panetta

/s/ Ralph E. Faison	Director	May 2, 2025
Ralph E. Faison

/s/ Brian K. Krolicki	Director	May 2, 2025
Brian K. Krolicki

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

December 31, 2024, and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vislink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vislink Technologies, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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
May 1, 2025

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$5,501	$8,482
Accounts receivable, net	5,958	8,680
Inventories, net	7,563	14,029
Investments held to maturity	995	5,731
Prepaid expenses and other current assets	1,302	1,560
Total current assets	21,319	38,482
Right of use assets, operating leases	297	742
Property and equipment, net	1,984	1,902
Intangible assets, net	2,578	3,866
Total assets	$26,178	$44,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,422	$3,183
Accrued expenses	2,153	1,578
Notes payable	56	—
Operating lease obligations, current	459	463
Accrued restructuring costs	421	—
Customer deposits and deferred revenue	2,768	1,490
Total current liabilities	8,279	6,714
Operating lease obligations, net of current portion	291	755
Deferred tax liabilities	401	546
Total liabilities	8,971	8,015
Commitments and contingencies (See Note 20)
Series A Preferred stock, $0.00001 par value per share: -0- shares authorized on December 31, 2024, and 2023, respectively; -0- and shares issued and outstanding on December 31, 2024, and 2023, respectively.	—	—

Stockholders’ equity
Preferred stock, $0.00001 par value per share: 10,000,000 shares authorized on December 31, 2024, and 2023, respectively	—	—
Common stock, $0.00001 par value per share, 100,000,000 shares authorized on December 31, 2024, and 2023, respectively:
Common stock, 2,467,618 and 2,439,923 were issued, and 2,467,485 and 2,439,790 were outstanding on December 31, 2024 and 2023, respectively.	—	—
Additional paid-in capital	348,663	347,507
Accumulated other comprehensive loss	(1,452)	(1,027)
Treasury stock, at cost – 133 shares as of December 31, 2024, and 2023, respectively	(277)	(277)
Accumulated deficit	(329,727)	(309,226)
Total stockholders’ equity	17,207	36,977
Total liabilities and stockholders’ equity	$26,178	$44,992

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)

	For the Years Ended
	December 31,
	2024	2023
Revenue, net	$27,729	$27,482
Cost of revenue and operating expenses
Cost of revenue:
Cost of components and personnel	13,955	13,380
Inventory impairments and valuation write-downs	6,828	487
Total cost of revenue	20,783	13,867
Operating expenses:
General and administrative expenses	21,596	19,376
Research and development	4,561	3,493
Restructuring costs	489	—
Impairment of right-of-use operating assets	168	83
Impairment of intangible assets	330	—
Depreciation and amortization	1,310	1,261
Total operating expenses	28,454	24,213
Total cost of revenue and operating expenses	49,237	38,080
Loss from operations	(21,508)	(10,598)
Other income (expenses)
Unrealized gain on investments in debt securities held to maturity	(25)	68
Realized loss of investments in debt securities	(24)	(82)
Other income	400	332
Dividend income	211	375
Interest income (expense), net	300	560
Total other income	862	1,253

Net loss before income taxes	(20,646)	(9,345)

Income taxes
Deferred tax benefits	145	218

Net loss attributable to common shareholders	$(20,501)	$(9,127)

Net loss per share attributable to Common Shareholders:
Basic and diluted loss per share	$(8.35)	$(3.83)

Weighted average number of shares outstanding:
Basic and diluted	2,456	2,381

Comprehensive loss:
Net loss	$(20,501)	$(9,127)
Unrealized (loss) gain on currency translation adjustment	(425)	310
Comprehensive loss	$(20,926)	$(8,817)

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE DATA)

	Series A				Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid In	Comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total

Balance, January 1, 2023	47,419	$—	2,367,362	$—	$345,365	$(1,337)	$(277)	$(300,099)	$43,652
Net loss	—	—	—	—	—	—	—	(9,127)	(9,127)
Unrealized gain on currency translation adjustment	—	—	—	—	—	310	—	—	310
Elimination of Series A Preferred Stock	(47,419)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	10,000	—	200	—	—	—	200
Satisfaction of withholding tax upon conversion of restricted stock units	—	—	14,193	—	—	—	—	—	—
Satisfaction with the conversion of restricted stock units	—	—	48,368	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,942	—	—	—	1,942
Balance, December 31, 2023	—	$—	2,439,923	$—	$347,507	$(1,027)	$(277)	$(309,226)	$36,977

Net loss	—	—	—	—	—	—	—	(20,501)	(20,501)
Unrealized loss on currency translation adjustment	—	—	—	—	—	(425)	—	—	(425)
Issuance of common stock in connection with:
Compensation awards for services previously accrued	—	—	8,000	—	160	—	—	—	160
Satisfaction with the conversion of restricted stock unit awards	—	—	19,695	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	996	—	—	—	996
Balance, December 31, 2024	—	$—	2,467,618	$—	$348,663	$(1,452)	$(277)	$(329,727)	$17,207

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(20,501)	$(9,127)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred tax benefits	(145)	(218)
Unrealized gain on investments in debt securities	25	68
Realized gain (loss) of investments in debt securities	24	(82)
Accretion of bond discount	(17)	16
Stock-based compensation	996	1,942
Provision for bad debt	610	25
Recovery of bad debt	—	(10)
Inventory impairments and valuation write-downs	6,828	487
Amortization of right-of-use assets, operating assets	275	375
Depreciation and amortization	1,310	1,261
Restructuring costs	489	—
Impairment of right-of-use operating assets	168	83
Impairment of intangible assets	330	—
Changes in assets and liabilities
Accounts receivable	2,049	(2,666)
Inventory	(522)	(2,185)
Prepaid expenses and other current assets	452	200
Accounts payable	(810)	559
Accrued expenses and interest expense	597	218
Accrued directors’ compensation	160	(8)
Operating lease liabilities	(468)	(344)
Deferred revenue and customer deposits	1,308	(342)
Net cash used in operating activities	(6,842)	(9,748)
Cash flows provided (used) in investing activities
Cash used for investment in securities held to maturity	(949)	(15,473)
Cash used in asset acquisition	—	(269)
Proceeds for bond redemption	5,950	9,740
Cash used for property and equipment	(519)	(698)
Net cash provided (used) in investing activities	4,482	(6,700)
Cash flows used in financing activities
Principal payments made on D & O notes payable	(454)	(607)
Net cash used in financing activities	(454)	(607)
Effect of exchange rate changes on cash	(167)	(90)
Net decrease in cash	(2,981)	(17,145)
Cash and cash equivalents, beginning of the period	8,482	25,627
Cash and cash equivalents, end of the period	$5,501	$8,482

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(IN THOUSANDS)

	Years Ended December 31
	2024	2023
Supplemental disclosure of cash payments:
Cash paid during the period for interest	$16	$12
Supplemental disclosure of non-cash information:
Notes payable recognized on D & O Insurance policy (Note 15)	$510	$523
Common stock issued in connection with:
Board compensation awards previously accrued	$160	$200
ROU assets and operating lease obligations recognized (Note 16):
Operating lease assets recognized	$—	$125
Less: non-cash changes to operating lease assets amortization
amortization	(275)	(375)
impairments	(168)	(83)
loss on lease impairments	168	83
	$(275)	$(375)

Operating lease liabilities recognized	$—	$125
Less: non-cash changes to operating lease liabilities accretion	(468)	(469)
	$(468)	$(344)

The accompanying notes are an integral part of these consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Vislink Technologies, Inc., is a global technology business that collects, delivers, and manages high-quality, live video and associated data from the action scene to the viewing screen. We provide RF and 5G solutions for collecting live news, sports, entertainment, and news events for the broadcast, surveillance, and defense markets with real-time video intelligence using a range of transmission products. Our team also provides professional and technical services utilizing a staff of technology experts with decades of applied knowledge and real-world experience in terrestrial microwave, fiber optic, surveillance, and wireless communications systems, delivering a broad spectrum of customer solutions.

On February 10, 2025, we filed a Form 25 with the SEC to voluntarily delist our common stock from The Nasdaq Capital Market. Our common stock became quoted for trading with the OTCQB of OTC Markets on February 12, 2025. The decision to move trading of the common stock from Nasdaq to OTC Markets was made to reduce costs and improve operational efficiencies

Live Broadcast:

We deliver an extensive portfolio of solutions for live news, sports, and entertainment industries. These solutions include video collection, transmission, management, and distribution via RF, cellular, IP (Internet Protocol), MESH, and bonded cellular/5G networks. We also provide solutions utilizing AI (Artificial Intelligence) technologies to provide automated news and sporting events coverage. With over 50 years in operation, we have the expertise and technology portfolio to deliver fully integrated, seamless, end-to-end solutions encompassing hardware components, hosted systems management platforms, related software licenses, and ancillary support services.

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

Military and Government:

We have developed high-quality RF and 5G solutions to meet surveillance and defense markets’ operational and industry challenges based on our knowledge of live video delivery. Our solutions are designed explicitly with interagency cooperation, utilizing the internationally recognized IP platform and a web interface for video delivery. We provide comprehensive video, audio, and data communications solutions to law enforcement and the public safety community, including Airborne, Uncrewed Systems, Maritime, and Tactical Mobile Command Posts. These solutions may include:

●	integrated suites of airborne downlink transmitters, receivers, and antenna systems
●	data and video connectivity for airborne, marine, and ground assets
●	UAV video distribution
●	flexible support for RF and bonded cellular/5G Networks
●	terrestrial point-to-point
●	tactical mobile command
●	IP-based, high-end encryption, full-duplex, real-time connectivity at extended operating ranges
●	high-throughput air/marine/ground-to-anywhere uplink and downlink systems
●	secure live streaming platforms for use in mobile and fixed assets, and
●	personal portable products

Our public safety and surveillance solutions are deployed worldwide, including throughout the U.S., Europe, and the Middle East, at the local, regional, and federal levels of operation for criminal investigation, crisis management, mobile command posts, and field operations. These solutions are designed to meet the demands of ground operations, command centers, and central receiving sites. Short-range and long-range solutions are available in areas including established infrastructure and exceptionally remote regions, making valuable video intelligence available regardless of location.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS (continued)

Connected Edge Solutions:

Vislink offers hardware and software solutions to acquire, produce, contribute to, and deliver video across all private and public networks. Connected edge solutions aid the video transport concept of ubiquitous IP networks and cloud-scale computing across 5G, WiFi6, Mesh, and COFDM-enabled networks. These solutions include:

●	live video encoding, stream adaptation, decoding, and production solutions
●	remote production workflows
●	wireless cameras
●	AI-driven automated production and
●	the ability to contribute video over
○ bonded cellular (3G, 4G, 5G)
○ satellite
○ fiber
○ emerging networks, including Starlink

NOTE 2 — LIQUIDITY AND FINANCIAL CONDITION

For the fiscal year ending December 31, 2024, we incurred a net loss of approximately $20.5 million and utilized $6.8 million in cash for operating activities. As of December 31, 2024, the company maintained a working capital of $13.3 million and $5.5 million in cash.

On November 12, 2024, the Board approved a plan to restructure certain business operations. In connection with this plan, the Company has begun implementing actions such as workforce reductions and facility closures. These initiatives are intended to strengthen the Company’s financial position by eliminating underperforming product lines, consolidating redundant manufacturing operations, and reducing associated headcount and cash outflows. The Company anticipates that, as a result of these operational changes, it will generate positive cash flow in the near future.

Our ability to fund operations will depend on various factors, including economic conditions, inflation, foreign exchange fluctuations, market competition, strategic initiatives, research and development activities, regulatory developments, and technology advancements. While these factors may cause us to consume available capital at a faster rate than expected, based on our current operating plan, we believe we have sufficient liquidity to fund operations for at least 12 months from the date of filing these financial statements.

Restructuring Initiatives

On November 12, 2024, the Board approved a plan to restructure certain business operations. The Company has initiated actions, including reducing its workforce and dissolving its U.K. and Poway, California manufacturing operations, transferring these activities to Mount Olive, New Jersey. These initiatives will enhance the Company’s financial position by eliminating underperforming product lines, redundant manufacturing facilities, and associated headcount. The inventory impairment reflects the write-down of inventory in connection with the Company’s strategic realignment of its product portfolio and resulting discontinuation of certain legacy product lines.

The Company incurred approximately $6.5 million in one-time costs during 2024 related to severance, lease termination, and other restructuring initiatives.

Delisting from The Nasdaq Capital Market

On February 10, 2025, we filed a Form 25 with the SEC to voluntarily delist our common stock from The Nasdaq Capital Market. Our common stock became quoted for trading with the OTCQB of OTC Markets on February 12, 2025. The decision to move trading of the common stock from Nasdaq to OTC Markets was made to reduce costs and improve operational efficiencies.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. GAAP, as codified in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”), and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include Vislink Technologies Inc.’s accounts and wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company operates as a single reporting segment under the guidance of ASC 280, Segment Reporting. Effective January 1, 2024, the Company adopted ASU 2023-07, which enhances the transparency and utility of segment reporting. The adoption did not result in material changes to the Company’s segment disclosures, as prior reporting periods already reflected the single-segment structure.

The Chief Operating Decision Maker (CODM), comprising of the Chief Executive Officer and Chief Financial Officer, evaluates the Company’s performance and allocates resources based on consolidated financial results consistent with the single operating segment structure. Significant operating expenses, such as selling, general, and administrative expenses, are not allocated to any distinct business units but are reviewed on a consolidated basis by the CODM.

Use of Estimates

Preparing the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of property, plant, and equipment; the useful lives of right-of-use assets; the useful lives of intangible assets; impairment of long-lived assets; allowance for accounts receivable doubtful accounts; allowance for inventory obsolescence reserve; allowance for deferred tax assets; valuation of warranty reserves; contingent consideration liabilities; and the accrual of potential liabilities.

Certain estimates, including asset impairments, termination benefits, and facility closure costs, have been revised due to adopting a restructuring initiative in the fourth quarter of 2024. These restructuring-related estimates are preliminary and may change as more information becomes available. Such changes could materially impact financial results in subsequent periods. Actual results could differ from estimates, and any such differences may be material to our consolidated financial statements.

Risks and Uncertainties

The future impacts of global conflicts, such as the Russia-Ukraine war and the Israel-Hamas conflict, and economic conditions, including inflation, currency fluctuations, and global supply chain disruptions, remain uncertain. Additionally, in the fourth quarter of 2024, the Company adopted a restructuring initiative to optimize its operations. This initiative introduces risks related to implementation, workforce reductions, facility closures, and potential operational disruptions.

While the restructuring initiative is expected to improve long-term cost efficiency, it may affect short-term cash flow, financial performance, and the Company’s ability to meet customer demand. Management continues to assess these risks and uncertainties and monitors their potential material adverse effects on our business, financial condition, or results of operations. As a result, estimates and assumptions may be revised over time in response to these developments. Interim period results are not necessarily indicative of the expected results for the full fiscal year.

On February 10, 2025, the Company filed a Form 25 with the SEC to voluntarily delist our common stock from The Nasdaq Capital Market. Our common stock became quoted for trading with the OTCQB of OTC Markets on February 12, 2025. The decision to move trading of the common stock from Nasdaq to OTC Markets was made to reduce costs and improve operational efficiencies. While the Company anticipates cost savings and operational efficiencies from delisting, the transition introduces risks, including reduced liquidity, lower trading volume, decreased investor accessibility, and potential challenges in raising capital. Management continues to assess the impact of these factors on the Company’s business, financial condition, and results of operations.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Restructuring Costs

ASC 420, Exit or Disposal Cost Obligations, recognizes restructuring costs. These costs may include employee termination benefits, facility closure expenses, contract termination fees, and other direct costs associated with restructuring activities.

●	Employee Termination Benefits: Recognized when the Company has committed to a plan of termination, identified the employees to be terminated, and communicated the termination plan to those employees.
●	Other Restructuring Costs: Recognized when the liability is incurred, generally when goods or services associated with the activity are received.
●	Asset impairments related to facility closures are accounted for under ASC 360, Property, Plant, and Equipment.

Restructuring costs are measured at their fair value upon recognition. Adjustments to previously recorded restructuring liabilities are made in the period when changes in estimates occur.

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

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether the Company has acquired inputs and processes that can create outputs that would meet the definition of a business. When applying the screen test, significant judgment is required to determine whether an acquisition is a business combination or an acquisition of assets. Accounting for asset acquisitions falls under the guidance of Topic 805, Business Combinations, specifically Subtopic 805-50. A cost accumulation model is used to determine an asset acquisition’s cost. Assets acquired are based on their cost, generally allocated to them on a relatively fair value basis. Direct acquisition-related costs are included in the cost of the acquired assets.

As part of the Company’s restructuring initiative adopted in the fourth quarter of 2024, the intangible assets acquired in the Poway transaction, consisting of customer relationships with a net book value of approximately $330,000, were impaired as the Company exited operations in Poway, California. Additionally, the restructuring effort will guide the evaluation of future acquisitions, requiring alignment with the restructured business model. These actions may impact the recognition and measurement of acquired intangible assets and liabilities and, consequently, the Company’s financial position and results of operations.

Revenue Recognition

The Company accounts for its revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which it adopted on January 1, 2019. The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to the customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company generates all its revenue from contracts with customers.

Revenue primarily comes from selling broadcast equipment, software licenses, and related services, including installation, support, and extended warranties. Revenue from product and software sales is generally recognized at a point in time when control transfers to the customer, which typically occurs upon shipment or delivery.

Revenue from services, such as installation, integration, support, and warranty obligations, is recognized as those services are rendered or upon completion, depending on the nature of the engagement.

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

At contract inception, the Company assesses the goods and services promised in the Company’s customer contracts and identifies a performance obligation for each. To determine the performance obligations, the Company considers all the products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. The Company measures revenue as the consideration we expect to receive in exchange for transferring goods and services. The value-added sales taxes and other charges the Company collects concurrently with revenue-producing activities are excluded from income.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2024, and 2023, cash equivalents are unrestricted funds invested in a money market mutual fund.

Concentrations

The Company does not possess any off-balance-sheet concentrations of credit risk. Credit risk, defined as the likelihood of a counterparty defaulting on contractual obligations, poses a potential financial loss for the Company. The primary sources of the Company’s credit risk are its cash, investments, and accounts receivable. To mitigate the risk of loss exposure, the Company follows a policy of holding its cash in high-credit quality financial institutions. Cash deposits, representing a concentration of credit risk, are the main economic instruments exposing the Company to such risks. The Company has allocated approximately $1.0 million towards investments in government bonds held to maturity to diversify our credit risk exposure further and enhance our risk mitigation strategies. These bonds, issued by the United States Federal Government, are evaluated for credit risk based on the issuing entity’s creditworthiness. This investment strategy is aligned with our overarching objective to minimize potential financial losses by spreading risk across various high-credit quality assets and instruments. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 for accounts held within the United States. In the United Kingdom, the Company maintains cash balance accounts at financial institutions insured by the Financial Services Compensation Scheme, covering up to £85,000 (subject to currency translation rates to the United States dollar). Additionally, in the Netherlands, the Company’s cash balance accounts at financial institutions are insured by the “Dutch deposit guarantee scheme,” providing coverage up to €100,000 per person per bank.

As of December 31, 2024, and 2023, the Company held approximately $4.7 million and $7.7 million above insured limits, respectively, remaining unaffected by any losses in its bank accounts during this period.

During the year ending December 31, 2024, no customer sales represented more than 10% of the Company’s consolidated sales. During the year ending December 31, 2023, the Company did not report any sales to an individual customer that constituted more than 10% of its total sales.

As of December 31, 2024, one customer owed the Company approximately $1,180,000, representing more than 10% of its consolidated net receivables. As of December 31, 2023, one customer owed the Company approximately $1,111,000, representing 13% of its consolidated net receivables.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Accounts Receivable and Allowance for Doubtful Accounts

On January 1, 2023, the Company adopted ASC 326, Financial Instruments—Credit Losses, which introduced the Current Expected Credit Losses (CECL) model. Under this standard, the Company measures credit losses based on expected losses rather than incurred losses, resulting in earlier recognition of allowances for doubtful accounts.

In applying ASC 326, the Company evaluates specific factors, including receivable aging, historical write-offs, current economic conditions, and forward-looking information, such as economic forecasts or indices. These criteria are used to determine the appropriate allowance for credit losses. Receivables are written off when deemed uncollectible in accordance with applicable laws.

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

Property and Equipment

Property and equipment are presented at cost at the date of acquisition, less depreciation. Depreciation is computed using the straight-line method over estimated useful asset lives, ranging from 3 to 14 years. The costs of the day-to-day servicing of property and equipment and repairs and maintenance are recognized in the expenses as incurred.

Intangible Assets

Patents and licenses: Patents and licenses, measured initially at purchase cost, are included in intangible assets on the Company’s consolidated balance sheet and amortized on a straight-line basis over their estimated useful lives of 18.5 to 20 years. Amortization totaled $-0- each for the years ended December 31, 2024, and 2023, respectively.

Other intangible assets: the Company’s remaining intangible assets include the trade names, technology, and customer lists acquired in its acquisition of IMT, Vislink Technologies, Inc., Mobile Viewpoint Corporate B.V. (“MVP”), and the assets of BMS. An independent third-party appraiser evaluated the acquired assets for these business transactions. We concluded that the methodologies applied provided a reasonable estimate for the values assigned without fair market values from potential buyers or comparable transactions. The Company amortizes intangible asset costs over their useful lives of 3 to 15 years, with its net book value reported on the balance sheet. Amortization totaled approximately $1.0 million each for the years ended December 31, 2024, and 2023, respectively.

Leases

The Company determines if an arrangement is a lease at inception. The Company recognizes lease expense for lease payments on a straight-line basis over the lease term. The Company includes operating leases as ROU assets, such as “Right of use assets, operating leases,” in the consolidated balance sheets. For lease liabilities, operating lease liabilities are included in “Operating lease obligations, current” and “Operating lease liabilities, net of current portion” in the consolidated balance sheets. The Company recognizes operating lease ROU assets and liabilities on the commencement date based on the present value of lease payments for all leases with a term longer than 12 months. The Company’s real estate contracts separate no-lease and non-lease components.

There were no capital leases, now titled “finance leases” under ASC 842, in the Company’s lease portfolio as of December 31, 2024. The ROU assets and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s incremental borrowing rate (“IBR”), defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a comparable economic environment. As most of the Company’s leases do not provide an implicit rate, the Company determines our incremental borrowing rates based on an analysis of prior collateralized borrowings over similar terms of the lease payments at the commencement date to estimate the IBR under ASC 842.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Warranty Reserve

Although the Company tests its products under its quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from the Company’s estimates, required revisions to the estimated warranty liability will occur where applicable, based on limited historical data. The claims made during the year ended December 31, 2024, and 2023 were ordinary and customary. The warranty reserve is included in accrued expenses on the accompanying consolidated balance sheets and the cost of components in the accompanying consolidated statement of operations.

Warranty Reserve
December 31, 2022	$112,000
Warranty reserve expense	432,000
Warranty claims settled and true-up of accrual.	(411,000)
December 31, 2023	$133,000
Warranty reserve expense	420,000
Warranty claims settled, and true-up of accrual	(286,000)
December 31, 2024	$267,000

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

Advertising Costs

Advertising costs are charged to operations as incurred. For the years ended December 31, 2024, and 2023, respectively, advertising costs amounted to approximately $0.8 million and $0.7 million. The Company includes advertising costs in general and administrative expenses in the accompanying consolidated statement of operations.

Shipping and Handling Costs

The Company invoices its shipping and handling charges to the customer, and we net these charges against the respective costs within the general and administrative expenses. For the years ended December 31, 2024, and 2023, the shipping and handling costs incurred were $0.7 million and $0.4 million, respectively.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Stock-Option Awards — Time-Based and Performance-Based

Under ASC Topic 718, the compensation cost is measured based on an award’s fair value at the grant’s date for the time vested option award using the Black Scholes-Merton formula as a valuation technique. The Company used the U.S. Treasury note’s rate over the expected option term for the risk-free rate. Employees’ expected term represents the period that options granted are expected to be outstanding using the simplified method. The Company’s historical share option exercise experience does not provide a reasonable basis for estimating the expected term. For non-employee options, the expected term is the entire option term. Expected volatility is based on the average weekly share price changes over the shorter expected term or the period from the Nasdaq Capital Markets Exchange placement to the grant’s date. The Company estimates forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues over the options’ equivalent lives.

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

Impairment, Abandonment and Asset Sales

The Company evaluates its long-lived assets, including property, plant, equipment, and right-of-use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment. Impairment is recognized if the asset’s carrying amount exceeds its estimated fair value, which is determined as the greater of its value-in-use or net realizable value.

Abandoned assets are considered impaired and written down to their estimated fair value, which may be zero if no future economic benefit is expected. Gains or losses on asset sales are recognized upon derecognition of the asset, calculated as the difference between net book value and proceeds received, and recorded as other income (loss) in the consolidated statements of operations.

Certain assets, including those associated with the Poway operation, have been impaired or abandoned as part of the restructuring initiative. These impairments will continue to be evaluated as the restructuring progresses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Fair Value of Financial Instruments and Fair Value Measurements

The authoritative guidance for fair value measurements under topic ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not assumptions specific to the entity. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques reflect assumptions other market participants would use based on the market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

●	Level 1 is observable inputs, such as quoted prices in active markets,
●	Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable and
●	Level 3 is defined as unobservable inputs with little or no market data, requiring an entity to develop its assumptions.

Our financial instruments include cash equivalents, investments, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses, and short-term debt. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amount of cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable, and accrued expenses are generally considered representative of their respective fair values because of the short-term nature of those instruments.

Foreign Currency and Other Comprehensive (Gains) Losses

The Company records gains or losses resulting from foreign currency transactions in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions that are considered long-term investments that are accumulated and credited or charged to other comprehensive income. The Company has two foreign subsidiaries, one in the United Kingdom and the other in the Netherlands, and their functional currencies are British Pounds and Euros, respectively. The translation from the respective foreign currency to United States Dollars (“US Dollars”) is performed for balance sheet accounts using current exchange rates at the balance sheet date and for income statement accounts using an average exchange rate for the years ending December 31, 2024, and 2023, respectively. The Company has included gains or losses from such translation as a separate component of accumulated other comprehensive (loss) income.

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

Treasury Stock

Treasury stock is recorded at cost upon the repurchasing of common stock, and the cost method is used upon the re-issuance of shares. Under U.S. GAAP, the excess of the acquisition cost over the re-issuance price of the treasury stock, if any, is recorded to additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. The Company charges the accumulated deficit for any excess.

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

●	Classification: The Company classifies its investments in government bonds as “Held-to-Maturity” (HTM) securities based on management’s intent and ability to hold the securities to maturity. These HTM securities are recognized in the Company’s financial statements at their amortized cost, adjusted for the amortization of premiums and accretion of discounts to maturity.
●	Measurement: HTM securities, including transaction costs, are initially recognized at their acquisition cost. Subsequently, they are measured at amortized cost using the effective interest method. This method considers the amortization of any discount or premium on the acquisition cost until maturity.
●	Interest Income: Interest income is accrued using the security’s effective yield, reflecting the time value of money.
●	Amortization of Discount and Premium: The amortization of the discount (or accretion of the premium) is included as part of the interest income recognized in the income statement, reflecting the adjustment to the investment’s yield.
●	Impairment: The Company periodically assesses HTM investments for impairment if objective evidence indicates an impairment has been incurred. It recognizes any loss when the present value of estimated future cash flows, discounted at the original effective interest rate, is less than the carrying amount.
●	Derecognition: A Held-to-Maturity investment is removed from the balance sheet when the right to receive cash flows has expired or the Company has substantially transferred all ownership risks and rewards.

Recently Issued Accounting Pronouncements

Adopted:

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

Not yet adopted:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The standard is intended to provide more transparency into the income tax information reported in financial statements. The ASU is effective for annual periods beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of this ASU on its income tax disclosures.

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

Recent Accounting Pronouncements

Management has evaluated the recent accounting standards issued by the FASB, including Accounting Standards Update (ASU) 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, and has determined that these standards do not have a material impact on the Company’s present or future consolidated financial statements.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LOSS PER SHARE

The following table illustrates the anti-dilutive potential common stock equivalents excluded from the calculation of loss per share (in thousands):

	For the years ended
	December 31,
	2024	2023
Anti-dilutive potential common stock equivalents excluded from the calculation of loss per share:
Stock options	72	51
Warrants	379	456
	451	507

NOTE 5 — FOREIGN CURRENCY AND OTHER COMPREHENSIVE (GAINS) LOSSES

The Company has recognized foreign exchange gains and losses and changes in accumulated comprehensive income approximately as follows:

	For the years ended
	December 31,
	2024	2023
Net foreign exchange transactions:
(Gains) Losses	$129,000	$49,000
Accumulated comprehensive income:
Unrealized (gains) losses on currency translation adjustment	$425,000	$(310,000)

Amounts were converted from British Pounds to U.S. Dollars and Euros to British Pounds using the following exchange rates:

●	As of December 31, 2024 – £1.253490 to $1.00; €1.038640 to $1.00

●	The average exchange rate for the year ended December 31, 2024 – £1.277953 to $1.00; €1.082039 to $1.00

●	As of December 31, 2023 – £1.273840 to $1.00; €1.105890 to $1.00

●	The average exchange rate for the year ended December 31, 2023 – £1.243463 to $1.00; €1.081317 to $1.00

NOTE 6 — CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of unrestricted funds invested in a money market mutual fund. The following table illustrates the Company’s cash and cash equivalents:

	For the years ended
	December 31,
	2024	2023

Cash on hand	$3,256,000	$1,776,000
Federally insured money market mutual funds	2,245,000	6,706,000
Total cash and cash equivalents	$5,501,000	$8,482,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INVESTMENTS

The Company’s investments in debt securities are classified as held-to-maturity under the Company’s intent and ability to hold these investments to maturity, as defined under ASC Topic 320, “Investments – Debt Securities.” Comparative information for the years ended December 31, 2024, and December 31, 2023, is provided below.

2024 Activity:

●	On February 28, 2023, the Company purchased a bond, “Federal National Mortgage Association,” with a face and par value of $950,000, maturing February 28, 2024, at an interest rate of 5.07%, totaling $950,000. The bond was redeemed on February 29, 2024, at face value.

●	On October 11, 2023, the Company acquired a $5,000,000 face value bond issued by HSBC USA INC CP, with a maturity date of October 11, 2024, and an interest rate of 6.262291%, for approximately $4,711,000. The bond was redeemed at maturity for $5,000,000, resulting in a redemption loss of approximately $24,000, reflecting the amortization of the purchase discount and accrued interest adjustments through the redemption date.

●	On February 27, 2024, the Company acquired the “HSBC USA INC CP” bond with a face value of $1,000,000 and a maturity date of February 12, 2025, at an interest rate of 5.48%, for a cash outlay of approximately $949,400. As of December 31, 2024, the fair value of this bond was $995,000.

2023 Activity:

●	On January 23, 2023, the Company purchased a bond, “HSBC USA INC CP,” with a face value of $5,065,789, a par value of $5,000,000, maturing October 24, 2023, at a 5.1948% interest rate. The bond was redeemed at a loss of approximately $82,000.

●	On February 1, 2023, the Company purchased a bond, “Federal Home Loan Banks,” with a face value of $4,999,750, maturing December 22, 2023, at an interest rate of 4.750%. The bond was redeemed at face value upon maturity.

●	On February 28, 2023, the Company purchased a bond, “Federal National Mortgage Association,” with a face and par value of $950,000, maturing February 28, 2024, at an interest rate of 5.07%. The value on December 31, 2023, was $949,000.

●	On October 11, 2023, the Company purchased a bond, “HSBC USA INC CP,” with a face value of $5,000,000, maturing October 11, 2024, at a 6.262291% interest rate, for a cash payment of approximately $4,711,000. The value on December 31, 2023, was $4,714,000.

Held-to-Maturity Investments—Federal Bonds:

	December 31,
	2024	2023
Amortized Cost	$952,000	$5,663,000
Unrealized Gains	43,000	68,000
Unrealized Losses	-0-	-0-
Fair Value	$995,000	$5,731,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE OF ASSETS AND LIABILITIES

As defined under ASC 820, “Fair Value Measurement and Disclosures,” the following table presents the Company’s assets and liabilities that are measured at fair value as of December 31, 2024, and 2023. The table includes recurring and non-recurring fair value measurements, consistent with the fair value hierarchy provisions.

	Quoted Prices in Active Markets of Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024:
Assets
Federal Bonds Held to Maturity	$—	$995,000	$—	$995,000
Non-recurring:
Right of use assets, operating leases			297,000	297,000
Intangible assets			2,578,000	2,578,000
	$—	$995,000	$2,875,000	$3,870,000

Liabilities	$—	$—	$—	$—

December 31, 2023:
Assets
Federal Bonds Held to Maturity	$—	$5,731,000	$—	$5,731,000
Non-recurring:
Right of use assets, operating leases	—	—	742,000	742,000
	$—	$5,731,000	$742,000	$6,473,000

Liabilities	$—	$—	$—	$—

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — ASSET ACQUISITION (continued)

Restructuring and Impairment

In connection with the Company’s restructuring initiative announced in November 2024, operations at the Poway, California facility are being discontinued. The remaining activities will be transitioned to the Company’s Mount Olive, New Jersey facility. As part of this initiative, the Company conducted an impairment assessment of the intangible assets acquired as part of the Poway transaction. Based on this assessment, an impairment charge of $330,000 was recorded in the fourth quarter of 2024.

NOTE 10 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	For the years ended
	December 31,
	2024	2023
Accounts receivable	$6,582,000	$9,389,000
Allowance for credit losses	(624,000)	(709,000)
Net accounts receivable	$5,958,000	$8,680,000

During the years ended December 31, 2024, and 2023, the Company incurred bad debt expenses of $610,000 and $25,000, respectively. Additionally, for the years ended December 31, 2024, and 2023, we experienced bad debt recoveries of $-0- and $10,000, respectively.

NOTE 11 — INVENTORIES

Inventories included in the accompanying consolidated balance sheet are stated at the lower of cost or market as summarized below:

	For the years ended
	December 31,
	2024	2023
Raw materials	$10,660,000	$12,890,000
Work-in-process	651,000	1,458,000
Finished goods	5,967,000	5,599,000
Sub-total inventories	17,278,000	19,947,000
Less reserve for slow-moving and excess inventory	(9,715,000)	(5,918,000)
Total inventories, net	$7,563,000	$14,029,000

Inventory valuation adjustments consist primarily of write-offs due to obsolescence or reserves for slow-moving or excess inventory. The Company recorded inventory valuation adjustments of $819,000 and $487,000 as of December 31, 2024, and 2023. As part of its ongoing restructuring initiative, including the closure of its Poway, CA manufacturing operations and the transfer of UK production to Mount Olive, NJ—management conducted a comprehensive product rationalization review. This eliminated specific product lines, leading to an inventory impairment of $6,009,000 in 2024 with $-0- in 2023.

NOTE 12 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:		For the years ended
	Useful Life	December 31,
	(Years)	2024	2023
Cost:
Furniture and fixtures	3 – 10	$174,000	$347,000
Leasehold improvements (a)	3 - 14	470,000	443,000
Computers, software, and equipment	3 - 11	4,130,000	3,677,000
		4,774,000	4,467,000
Accumulated depreciation		(2,790,000)	(2,565,000)
Property and equipment, net		$1,984,000	$1,902,000

Depreciation of property and equipment amounted to $352,000 and $232,000 for the years ended December 31, 2024, and 2023, respectively. Additionally, the Company removed approximately $128,000 and $-0- of property and equipment for the years ended December 31, 2024, and 2023, respectively.

(a)	The shorter economic life or remaining lease term.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — INTANGIBLE ASSETS

The Company continuously evaluates operating results, events, and circumstances to determine whether indicators of impairment for intangible assets are present under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. As part of the restructuring initiative to phase out operations in Poway, California, the Company identified impairment indicators related to certain intangible assets associated with these operations. Consequently, an impairment charge of $330,000 was recognized for the year ended December 31, 2024.

The following table illustrates finite intangible assets as of December 31, 2024, and 2023:

	Proprietary Technology		Patents and Licenses		Trade Names & Technology		Customer Relationships
		Accumulated		Accumulated		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization	Cost	Amortization	Cost	Amortization	Net
December 31, 2024
Balance, January 1, 2024	$2,132,000	$(1,408,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,327,000)	$5,591,000	$(3,373,000)	$3,866,000
Impairment	—	—	—	—	—	—	—	(330,000)	(330,000)
Amortization	—	(438,000)	—	—	—	(138,000)	—	(382,000)	(958,000)
Balance, December 31, 2024	$2,132,000	$(1,846,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,465,000)	$5,591,000	$(4,085,000)	$2,578,000

December 31, 2023
Balance, January 1, 2023	$2,132,000	$(815,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,189,000)	$5,095,000	$(3,074,000)	$4,400,000
Additions	—	—	—	—	—	—	496,000	—	496,000
Amortization	—	(593,000)	—	—	—	(138,000)	—	(299,000)	(1,030,000)
Balance, December 31, 2023	$2,132,000	$(1,408,000)	$12,378,000	$(12,378,000)	$2,251,000	$(1,327,000)	$5,591,000	$(3,373,000)	$3,866,000

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

The Company has recognized net capitalized intangible costs as follows:
	For the years ended
	December 31,
	2024	2023
Proprietary Technology	$289,000	$726,000
Trade Names and Technology	784,000	922,000
Customer Relationships	1,505,000	2,218,000
	$2,578,000	$3,866,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — INTANGIBLE ASSETS (continued)

The Company has recognized the amortization of intangible assets as follows:
	For the years ended
	December 31,
	2024	2023
Proprietary Technology	$438,000	$593,000
Trade Names and Technology	138,000	138,000
Customer Relationships	712,000	299,000
	$1,288,000	$1,030,000

The weighted average remaining life of the amortization of the Company’s intangible assets is approximately 5.1 years as of December 31, 2024. The following table represents the estimated amortization expense for total intangible assets for the succeeding five years:

Period ending December 31,
2025	$572,000
2026	414,000
2027	289,000
2028	288,000
2029	288,000
Thereafter	727,000
$2,578,000

NOTE 14 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	For the years ended
	December 31,
	2024	2023
Compensation	$235,000	$567,000
Commissions	459,000	106,000
Warranty	184,000	135,000
Accrued expenses other	1,275,000	770,000
	$2,153,000	$1,578,000

NOTE 15 — NOTES PAYABLE

The table below represents the Company’s notes payable as of December 31, 2024, and 2023:

	For the years ended
	December 31,
	2024	2023

The Company renewed its Directors and Officers (D & O) insurance policy on April 23, 2024, at a reduced premium of approximately $788,000, making a down payment of $278,000 financing the remaining balance of approximately $510,000. The financing arrangement contains a nine-month term with a 7.5% annual interest rate, resulting in a monthly principal and interest payment of approximately $58,000. The Company recognized interest expense of $14,000 and $-0- for the years ending December 31, 2024 and 2023, respectively.	$56,000	$—
	$56,000	$—

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — LEASES

In addition to leasing office spaces, operational sites, and storage facilities, our company also rents warehouse facilities internationally and within the country. As of December 31, 2024, these operating leases feature a variety of terms and conditions, with lease lengths ranging from one to three years. Certain leases contain clauses for rent increases and concessions, which result in higher rental payments during the final years of the lease term. These agreements are recognized using the straight-line method over the lease’s minimum duration.

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

As of December 31, 2024, the Company reported Right-of-Use (ROU) assets totaling approximately $0.3 million on the balance sheet net of $2.1 million in accumulated amortization. In addition, the Company recognized operating lease liabilities of approximately $0.8 million, allocating $0.5 million as current and $0.3 million as non-current, as noted on the balance sheet. The weighted average lease term remaining as of December 31, 2024, was 1.8 years, with leases expiring between January 2025 and May 2027, and the weighted average discount rate was 9.4% as of December 31, 2024.

Lease activity occurring after December 31, 2024, is as follows:

Poway, CA Lease Agreement

On January 24, 2025, the Company entered a sublease agreement for 7,155 square feet within the Poway, California facility. This space will primarily be used for equipment testing. The lease has a term beginning January 24, 2025, and ending January 31, 2026, with a monthly rental payment of $1,000. This short-term lease qualifies under ASC 842 as it is less than 12 months, and therefore, no Right-of-Use (ROU) asset or lease liability is recorded. The rent expense will be recognized on a straight-line basis over the lease term.

The following represents lease activity for the year ending December 31, 2024:

Colchester, U.K. Facility Abandonment

As part of the Company’s ongoing restructuring initiative, the decision has been made to abandon the manufacturing facility at Colchester, U.K. This decision aligns with the strategic relocation of the Company’s U.K. manufacturing operations to the United States. The facility will be vacated in 2025, and an impairment charge of approximately $168,000 has been recognized per ASC 360-10-35-17, which requires testing for impairment upon triggering events. Additionally, the Company has estimated dilapidation costs of approximately £199,000 British Pounds (equivalent to approximately $250,000) in accordance with ASC 420-10 and ASC 842-20-30, reflecting the contractual obligation to restore the facility to its pre-lease condition upon vacating the property.

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

Dubai Studio City, UAE Renewal

The Company renewed its lease for 646 square feet of administrative office space in Dubai Studio City, UAE, commencing on July 3, 2024, and terminating on July 2, 2025, for approximately $1,333 monthly.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — LEASES (continued)

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

Trivex, Singapore

The Company renewed its lease for 950 square feet of administrative office space commencing on August 1, 2023, and terminating on July 31, 2025, for approximately $3,100 monthly.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — LEASES (continued)

The following tables illustrate the Right-Of-Use operating lease data recorded for the years ended December 31, 2024, and 2023:

	For the years ended
	December 31,
	2024	2023
Lease cost:
Operating lease cost	$566,000	$435,000
Short-term lease cost	114,000	126,000
Total lease cost	$680,000	$561,000
Cash paid for lease liabilities:
Cash flows from operating leases	$553,000	$643,000
Right of use assets obtained in exchange for new operating lease liabilities	$—	$171,000
Weighted-average remaining lease term—operating leases	1.8 years	2.6 years
Weighted-average discount rate—operating leases	9.4%	9.4%

Right-of-use assets:
Cost	$2,333,000	$2,385,000
Accumulated amortization	(2,036,000)	(1,643,000)
	$297,000	$742,000
Operating lease liability:
Current portion	$459,000	$463,000
Non-current portion	291,000	755,000
	$750,000	$1,218,000

The following table illustrates the maturities of our operating lease liabilities as of December 31, 2024:

Amount
2025	$508,000
2026	249,000
2027	59,000
2028 and thereafter	—
Total lease payments	816,000
Less: imputed interest	66,000
Present value of lease liabilities	750,000
Less: Current lease liabilities	459,000
Non-current lease liabilities	$291,000

The following table outlines the locations and lease termination dates for the Company’s Right-of-Use Assets under operating leases for the years 2025 to 2027:

Location	Square Footage	Lease-End Date		Approximate Future Payments
Colchester, U.K. – Waterside House	13,223	Dec	2025	$242,000
Lutton, UK	600	Jan	2025	2,000
Billerica, MA	2,000	Dec	2026	214,000
Mount Olive, NJ	7,979	May	2027	336,000
Trivex, Singapore	950	Aug	2025	21,000

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

Series A Preferred Stock

On November 9, 2022, the Company’s Board of Directors (the “Board”) declared a dividend of one one-thousandth of a share of Series A Preferred Stock, par value $0.00001 per share (“Series A Preferred Stock”), for each outstanding share of the Company’s common stock, to stockholders of record on November 21, 2022.

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

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — PREFERRED SHARES (continued)

Series A Preferred Stock (continued)

The Company was not solely in control of the redemption of the shares of Series A Preferred Stock since the holders had the option of deciding whether to vote in respect of the above-described Reverse Stock Split, which determined whether a given holder’s shares of Series A Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series A Preferred Stock was not solely in the control of the Company, the shares of Series A Preferred Stock were classified within mezzanine equity in the Company’s audited consolidated balance sheet. The shares of Series A Preferred Stock were measured at redemption value. The value of Series A Preferred Stock shares as of December 31, 2023 and 2022, was de minimis. As of December 31, 2024 and December 31, 2023, no shares of Series A Preferred Stock were authorized and no shares of Series A Preferred Stock were issued and outstanding. See Certificate of Elimination — Series A Preferred Stock.

Certificate of Elimination - Series A Preferred Stock

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

As of December 31, 2024 and 2023, no Preferred Stock shares were authorized, issued, or outstanding. The Company previously had five series of Preferred Stock designated: Series A, Series B, Series C, Series D, and Series E. Each series has been fully redeemed, terminated, or otherwise eliminated. The Company filed Certificates of Elimination with the Secretary of State of Delaware for each series.

No new series of Preferred Stock has been authorized or designated by the Board of Directors between January 1, 2025, and the date of the audit report.

NOTE 18 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock, $0.00001 par value per share. As of December 31, 2024, and 2023, the Company had 2,467,618 and 2,439,923 shares of common stock issued and 2,467,485 and 2,439,790 shares of common stock outstanding, respectively.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — STOCKHOLDERS’ EQUITY (continued)

Common Stock Activity

For the year ending December 31, 2024

●	Issued 8,000 shares of common stock to specific board members as part of a commitment agreement valued at $160,000 (the common stock’s value was determined on the agreement’s original date);

●	Issued 19,695 shares of common stock in satisfaction of the conversion of restricted stock unit awards and

●	Recognized approximately $996,000 of stock-based compensation costs associated with outstanding stock options in general and administrative expenses offsetting additional capital investments.

For the year ending December 31, 2023

●	Issued 10,000 shares of common stock to specific board members as part of a commitment agreement valued at $200,000. The common stock’s value was determined on the agreement’s original date.

●	Issued 14,193 shares of common stock as payment of the minimum withholding tax obligation due upon the vesting of shares restricted stock units.

●	Issued 48,368 shares of common stock, net of 14,193 shares attributable to withholding tax, upon the exercise of restricted stock units under the Company’s various stock compensation plans.

●	Recognized approximately $1,942,000 of stock-based compensation costs associated with outstanding stock options in general and administrative expenses offsetting additional capital investments.

Common Stock Warrants

During the year ended December 31, 2024, 1,534 warrants expired and 75,757 warrants forfeited. As of December 31, 2024, these outstanding warrants contained no intrinsic value. The weighted average exercise price of warrants outstanding on December 31, 2024, is $65.00, with a weighted average remaining contractual life of 1.1 years.

The following tables set forth common stock purchase warrants outstanding as of December 31, 2024, and 2023:

	Number of Warrants (in shares)	Weighted Average Exercise Price

Outstanding and exercisable, December 31, 2022	458,746	$71.60
Warrants expired and forfeited	(2,666)	(1,200.30)
Outstanding and exercisable, December 31, 2023	456,080	65.10
Warrants expired forfeited	(77,291)	(65.30)
Outstanding and exercisable, December 31, 2024	378,789	$65.00

	Common stock issuable upon exercise of warrants outstanding and exercisable
	For the year-ending			For the year-ending
	December 31, 2024			December 31, 2023
Range of Exercise Prices	Warrants Outstanding and Exercisable (in shares)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Warrants Outstanding and Exercisable (in shares)	Weighted Average Remaining Exercisable Contractual Life (years)	Weighted Average Exercise Price
$65.00	378,789	1.11 yrs	$65.00	454,546	3.11 yrs	$65.00
$68.20	—	—	$—	1,500	1.18 yrs	$68.20
$600.00	—	—	$—	34	1.54 yrs	$600.00
	378,789	1.11 yrs	$65.00	456,080	3.10 yrs	$65.10

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

The table below shows stock-based compensation expenses, included in general and administrative expenses, under the following plans.

	For the years ended
	December 31,
	2024	2023
Equity-based plans:
Time-vested option inducement awards	$113,000	$181,000
Time-based restricted stock awards	883,000	1,761,000
	$996,000	$1,942,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — STOCK-BASED COMPENSATION (continued)

The following tables provide supplementary data under various equity compensation plans. The first summarizes activity during the year, including Quantity (‘Qty’) and Weighted Average (‘Wtd Avg’). The second presents key year-end metrics.

For the year ending December 31, 2024

Stock-Based Compensation Activity

Beginning Balance Outstanding		Activity Units Granted		Activity Units Canceled, Expired, Forfeited		Activity Units Exercised		Ending Balance Outstanding		Ending Balance Exercisable
Qty	Wtd Avg	Qty	Wtd Avg	Qty	Wtd Avg	Qty	Wtd Avg	Qty	Wtd Avg	Qty	Wtd Avg

Long-term stock incentive plan awards:
2,162	$1,768.46	—	—	(391)	$(1,783.80)	—	—	1,771	$1,765,08	1,771	$1,765.08

Time-vested option inducement awards:
17,966	$6.27	—	—	—	—	—	—	17,966	$—	17,966	$32.90

Performance-based stock option inducement awards:
12,500	$33.12	—	—	—	—	—	—	12,500	$33.12	—	—

Time-based restricted stock awards:
126,703	$11.92	78,241	$3.90	(56,260)	$(5.40)	(19,695)	$(9.50)	128,989	$10.30	56,563	$29.00

Performance-based restricted stock awards:
64,154	$18.02	88,485	$3.85	(42,832)	$(4.30)	—	—	109,807	$11.96	—	—

Stock-Based Compensation Metrics

			Weighted Average Remaining Contractual Life
	Range of Exercise Prices	Intrinsic Value Per Share	Options Outstanding	Options Exercisable	Remaining Amortization Period	Remaining Compensation Expense
Long-term stock incentive plan awards:	$139.20 to $1,944.00	$—	2.5 years	2.5 years	0.0 years	$—

Time-vested option inducement awards:	$34.20	$—	5.1 years	5.1 years	0.0 years	$-0-

Performance-based stock option inducement awards:	$34.20	$—	5.1 years	0.0 years	0.1 years	$414,000

Time-based restricted stock awards:	$3.36 to $72.00	$—	1.2 years	1.4 years	0.9 years	$1,326,391

Performance-based restricted stock awards:	$3.36 to $21.00	$—	1.6 years	0.0 years	1.6 years	$1,313,000

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — STOCK-BASED COMPENSATION (continued)

The following tables provide supplementary data under various equity compensation plans. The first summarizes activity during the year, including Quantity (‘Qty’) and Weighted Average (‘Wtd Avg’). The second presents key year-end metrics.

For the year ending December 31, 2023

Stock-Based Compensation Activity

Beginning Balance Outstanding		Activity Units Granted		Activity Units Canceled, Expired, Forfeited		Activity Units Exercised		Ending Balance Outstanding		Ending Balance Exercisable
Qty	Wtd Avg	Qty	Wtd Avg	Qty	Wtd Avg	Qty	Wtd Avg	Qty	Wtd Avg	Qty	Wtd Avg
Long-term stock incentive plan awards:
2,250	$1,756.01	—	—	(88)	$(1,431.14)	—	—	2,162	$1,768.46	2,162	$1,768.46
Time-vested option inducement awards:
24,725	$12.90	—	—	(6,759)	$(8.63)	—	—	17,966	$6.27	17,592	$27.23
Performance-based stock option inducement awards:
12,500	$33.12	—	—	—	—	—	—	12,500	$33.12	—	—
Time-based restricted stock awards:
140,736	$23.09	53,750	$8.17	(19,415)	$(21.48)	(48,368)	$(41.58)	126,703	$11.92	30,692	$36.98
Performance-based restricted stock awards:
71,303	$21.01	12,500	$5.68	(19,649)	$(21.02)	—	—	64,154	$18.02	—	—

Stock-Based Compensation Metrics

			Weighted Average Remaining Contractual Life
	Range of Exercise Prices	Intrinsic Value Per Share	Options Outstanding	Options Exercisable	Remaining Amortization Period	Remaining Compensation Expense
Long-term stock incentive plan awards:	$139.20 to $1,944.00	$—	3.5 years	3.5 years	0.0 years	$—
Time-vested option inducement awards:	$34.20	$—	6.1 years	6.1 years	0.1 years	$113,000
Performance-based stock option inducement awards:	$34.20	$—	6.1 years	0.0 years	1.1 years	$414,000
Time-based restricted stock awards:	$5.71 to $72.00	$—	1.9 years	1.7 years	1.6 years	$1,511,000
Performance-based restricted stock awards:	$5.80 to $21.00	$—	2.1 years	0.0 years	2.1 years	$1,156,000

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

The table below represents the Company’s matching contributions as follows:

	For the years ended
	December 31,
	2024	2023
Company matching contributions - Group Personal Pension Plan	$142,000	$140,000

NOTE 21 — CONCENTRATIONS

Customer Concentration Risk

During the year ending December 31, 2024, no customer sales represented more than 10% of the Company’s consolidated sales. During the year ending December 31, 2023, the Company did not report any sales to an individual customer that constituted more than 10% of its total sales.

As of December 31, 2024, one customer owed the Company approximately $1,180,000, representing more than 10% of its consolidated net receivables. As of December 31, 2023, one customer owed the Company approximately $1,111,000, representing 13% of its consolidated net receivables.

Vendor concentration risk

During the year ending December 31, 2024, two vendors exceeded 10% of the Company’s consolidated inventory purchases, with approximately $2,974,000 (23%) and $1,504,000 (12%), respectively. During the year ending December 31, 2023, the Company recorded $2,132,000 to a single vendor, exceeding 10% of the Company’s total consolidated vendor purchases.

As of December 31, 2024, three vendors accounted for over 10% of the Company’s consolidated accounts payable, with balances of approximately $366,000 (15%), $285,000 (12%), and $249,000 (10%), respectively. As of December 31, 2023, one vendor exceeded 10% of the Company’s consolidated accounts payable of approximately $652,000 (20%).

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – SEGMENT AND GEOGRAPHICAL INFORMATION

The Company has one operating segment. The chief executive officer and chief financial officer act as the chief operating decision makers (“CODM”). The CODM reviews the financial statements on a consolidated basis and other financial analysis, with respect to the statement of operations, focuses primarily on the following expense categories in evaluating performance and allocating resources: cost of components and personnel ($14.0 million and $13.4 million for the years ended December 31, 2024 and 2023, respectively), general and administrative expenses ($21.6 million and $19.4 million), research and development ($4.6 million and $3.5 million), and inventory impairments and valuation write-downs ($6.8 million in 2024; no comparable amount in 2023). These expense categories represent the key cost drivers of Vislink’s operations and reflect how management monitors performance.

In the following table, the Company has disaggregated revenue by the Company’s primary geographical markets and revenue sources:

	For the years ended
	December 31,
	2024	2023
Primary geographical markets:
North America	$11,783,000	$13,501,000
South America	21,000	528,000
Europe	7,835,000	6,420,000
Asia	3,513,000	3,354,000
Rest of World	4,577,000	3,679,000
	$27,729,000	$27,482,000
Primary revenue source:
Equipment sales	$23,471,000	$24,054,000
Installation, integration, and repairs	2,634,000	1,687,000
Warranties	310,000	217,000
Service level agreements	$1,314,000	$1,524,000
	$27,729,000	$27,482,000
Long-Lived Assets:
United States	$2,420,000	$2,767,000
Netherlands	2,000	20,000
United Kingdom	2,437,000	3,723,000
	$4,859,000	$6,510,000

NOTE 23 — REBATES

The following table represents tax rebates related to the research costs incurred by our U.K. subsidiary, which are included in other income.

	For the years ended
	December 31,
	2024	2023
Total tax rebates	$378,000	$331,000

While the Company plans to continue filing rebate forms for the 2024 fiscal year, it cannot guarantee that rebates will be available at a similar level or at all in future years.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — RESTRUCTURING COSTS

On November 12, 2024, the Company initiated restructuring actions to streamline operations, reduce costs, and consolidate global functions. These actions primarily involved the closure of the Poway, California facility, transfer of certain U.K. operations to the U.S., and reductions in workforce.

As a result, the Company incurred the following restructuring-related charges during the year ended December 31, 2024:

●	Employee severance and related costs.

●	Lease termination and contract exit costs.

●	Non-cash impairments to right-of-use assets, inventory, and intangible assets

The reconciliation of accrued restructuring liabilities is as follows (does not include non-cash charges):

Balance, January 1, 2024	$-0-
Restructuring costs incurred	489,000
Cash payments	(68,000)
Balance, December 31, 2024	$421,000

NOTE 25 — INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended
	December 31,
	2024	2023
Current tax provision
Federal	$—	$—
State	—	—
	—	—
Deferred tax provision (benefit)
Federal	(1,480,500)	(982,000)
State	2,700	(2,457,000)
Foreign	(3,066,000)	(1,516,000)
Change in the valuation allowance	4,398,800	4,737,000
Total deferred tax provision (benefit)	(145,000)	(218,000)

Income tax benefit	$(145,000)	$(218,000)

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the Years Ended
	December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
State and local taxes, net of federal benefit	(0.03)	1.15
Permanent differences	0.34	0.49
Equity compensation	(0.90)	(3.63)
Provision to return	0.10	7.49
Foreign Rate Differential	1.67	1.44
Change rate	(1.95)	27.13
Valuation allowance	(19.55)	(52.73)
Effective tax rate	0.68%	2.34%

Under the provisions of ASC 740, the Company may recognize the benefits of uncertain tax positions when it is more likely than not that the merits of the position(s) will be sustained upon audit by the relevant tax authorities. No uncertain tax positions were taken or expected on a tax return that would be determined to be an unrecognized tax benefit recorded on the Company’s financial statements for the years ended December 31, 2024, or 2023. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

VISLINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 — INCOME TAXES (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	For the Years Ended
	December 31,
	2024	2023
Deferred Tax Assets
Federal R&D credit	$3,007,000	$3,007,000
Inventory	617,000	422,000
Allowance for bad debt	26,000	73,000
Compensation related	30,000	12,000
Pension	76,000	55,000
Other accruals	48,000	34,000
State net operating losses	7,233,000	7,235,000
Federal net operating losses	51,640,000	47,296,000
Interest disallowance	1,093,000	1,150,000
Stock options	6,677,000	6,995,000
Other	558,000	465,000
Valuation Allowance	(70,851,000)	(66,468,000)
Total Deferred Tax Assets	154,000	276,000
Deferred Tax Liabilities
Property and Equipment	(186,000)	(178,000)
Intangibles	(344,000)	(616,000)
Prepaid Expenses	(25,000)	(29,000)
Total Deferred Tax Liabilities	(555,000)	(822,000)
Net Deferred Tax Liability	$(401,000)	$(546,000)

As of December 31, 2024, the Company has federal net operating losses (“NOL”) of approximately $194.2 million that will expire beginning in 2027. The Company has federal NOLs of approximately $37.5 million that may be carried forward indefinitely. The Company also has state NOL carryforwards of $161.3 million, which will expire beginning in 2027. Besides, the Company has foreign NOL carryforwards of approximately $35.5 million that generally do not expire except under certain circumstances. The Company also has research and development credits of approximately $3.0 million, which will begin to expire in 2027. The years that remain open for review by taxing authorities are 2021 to 2024 for Federal, Foreign, and State Income Tax returns. Finally, the federal and state NOLs and various income tax credits are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code, in addition to state provisions, and may not be able to be fully realized.

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

For tax years beginning after December 31, 2017, the Tax Act introduced a new limitation on deducting interest expense. Current-year interest deductions are limited (among other restrictions) to 30% of adjusted taxable income, with various modifications and exceptions. The Company does incur interest expenses and evaluates each year the impact, if any, of the new limitation.

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

NOTE 26 — RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

Specific amounts in the prior period’s presentation within the Consolidated Statements of Operations and Comprehensive Loss have been reclassified to conform to the current period presentation. Specifically, inventory valuation adjustments, which were previously presented as a separate line item within operating expenses, are now included within the subtotal “Cost of Revenue.” These reclassifications did not impact previously reported total operating expenses, loss from operations, net loss, or loss per share.

NOTE 27 — SUBSEQUENT EVENTS

Nasdaq Delisting

On February 10, 2025, the Company filed a Form 25 with the SEC to voluntarily delist our common stock from The Nasdaq Capital Market. Our common stock became quoted for trading with the OTCQB of OTC Markets on February 12, 2025. The decision to move common stock trading from Nasdaq to OTC Markets was made to reduce costs and improve operational efficiencies.

Significant Shareholder Update

On February 12, 2025, Hale Capital Partners, LP filed a Schedule 13D with the SEC, reporting its acquisition of approximately 12% of the Company’s outstanding common stock. Between that date, and the date of this filing, Hale Capital filed amendments to the Schedule 13D and various reports on Form 4 under Section 16 of the Exchange Act, disclosing increases in Hale Capital’s holdings of our stock. As of the date of this filing, Hale Capital has publicly disclosed beneficial ownership of 376,594 shares, representing approximately 15.26% of our outstanding common stock. As of the date of this filing, the Company has not received any communication from Hale Capital regarding potential changes to its governance, management, or strategic direction.

