Form 10-K/A
period 2024-12-31
Vislink Technologies, Inc.
filed 2025-05-09
CIK 1565228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

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

Securities Registered Pursuant to Section 12(g) of the Securities Act:

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2024, of Vislink Technologies, Inc. (the “Company,” “we,” or “our”), which we filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2025 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2025 annual meeting of our stockholders or an amendment to the Original Filing filed within 120 days of the end of our fiscal year ended December 31, 2024, in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revises Item 15 of Part IV to include currently dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

Other than the items outlined above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the Securities and Exchange Commission (the “SEC”). Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

VISLINK TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Name of Director	Age	Director Since
Ralph E. Faison	66	January 1, 2020
Brian K. Krolicki	64	February 1, 2020
Carleton M. Miller	61	January 15, 2020
Jude T. Panetta	65	May 1, 2019
Susan G. Swenson	76	October 31, 2018

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

Brian K. Krolicki, Director

Mr. Krolicki has extensive experience in both the public and private sectors and has served as a director or member of the advisory board in various companies. Mr. Krolicki was the state of Nevada’s Lieutenant Governor from 2007 to 2014 and its elected state treasurer from 1999 to 2006. Mr. Krolicki also served in a wide variety of positions, including Chairperson of the Nevada Commission on Economic Development and President of the Nevada State Senate. During his tenure as state treasurer, Nevada became the first state treasury to receive the Certificate of Excellence in Investment Policy. In 2004, Brian was honored with the Award for Excellence in Public Finance and, in that same year, earned the distinction of the nation’s “Most Outstanding State Treasurer.” Mr. Krolicki was a member of the board of Faraday Future Intelligent Electric Inc. from July 2021 until October 2022. Since February 2016, he has been a member of the board (and audit committee chair) of Nevada Nanotech Systems. Effective February 1, 2023, Mr. Krolicki was appointed to the Nevada Gaming Commission by Governor Joseph Lombardo, which serves as the final authority on all gaming licensing matters in the state of Nevada. He is also the director of government relations of Customer Engagement Technologies, a payment solutions company in partnership with JPMorgan Chase. Mr. Krolicki holds a B.A. degree in political science from Stanford University.

Mr. Krolicki was selected to serve on our Board based on his extensive experience in the financial and public contracting sectors. Our Board has nominated Mr. Krolicki to continue serving as a director due to, among other things, his financial experience and knowledge of the political process on both state and federal levels.

Carleton M. Miller, Chief Executive Officer, President and Director

Mr. Miller has served as Chief Executive Officer and a member of the Board since January 2020, and as President since March 2020. From 2010 to 2016, Mr. Miller was a co-founder, chief executive officer, president, and a member of the board of directors of BLiNQ Networks, Inc. (“BLiNQ”), an innovator of wireless connectivity solutions for the communications market. Mr. Miller launched BLiNQ with a vision to create a new market category for mobile operators to build scalable, high-density wireless broadband networks. He raised approximately $35 million from venture capital and individual investors over three accretive rounds. BLiNQ was sold to Communications Components, Inc. in November 2016.

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

Susan G. Swenson, Chairperson of the Board

Ms. Swenson has served as Chairperson of the Board since October 2018. Ms. Swenson has several decades of operating experience in wireless telecom, video technologies, and digital media, as well as telematics and small business software. Ms. Swenson was a member of the board of directors of Faraday Future Intelligent Electric from July 2021 through October 3, 2022, and was executive chairperson of the board of directors from February 2022 until October 3, 2022. Ms. Swenson served on the board of Sonim Technologies Inc., a telecommunications equipment supplier, from March 2019 until July 2022. From February 2012 through June 2024, Ms. Swenson has served on the board of Harmonic, Inc., a video delivery and media company. From August 2012 to August 2018, Ms. Swenson served on the board of FirstNet, an independent authority within the NTIA/Department of Commerce responsible for establishing a single nationwide public safety broadband network, and was chair of its board from 2014 to 2018. Ms. Swenson also served on the board of directors of Wells Fargo & Company from November 1994 to December 2017. From December 2015 to June 2017, Ms. Swenson served as Chairperson and Chief Executive Officer of Inseego Corporation (formerly Novatel Wireless), a wireless internet solutions and telematics provider, and served as its board chairperson from April 2014 to June 2017. From February 2004 to October 2005, Ms. Swenson served as the President and Chief Operating Officer of T-Mobile US, Inc. From 1999 to 2004, Ms. Swenson served as President of Leap Wireless International, Inc., and Chief Executive Officer of Cricket Communications, Inc., a prepaid wireless service provider and subsidiary of Leap. Ms. Swenson also served as Chief Executive Officer of Sage North America from 2008 to 2011. Ms. Swenson received a B.A. in French from San Diego State University.

Ms. Swenson was selected to serve on our Board based on her extensive experience with technology and networking companies, broad experience in the telecommunications industry, financial experience, and experience on audit committees.

Executive Officers

Set forth below is the name, age, and certain biographical information for each of our current executive officers:

Name	Position	Age
Carleton M. Miller	Chief Executive Officer and President	61
Michael C. Bond	Chief Financial Officer and Treasurer	68

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

CORPORATE GOVERNANCE

Board of Directors

The Board of Directors (the “Board”) oversees our business affairs and monitors the performance of our management. In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer and other key executives, by reading the reports and other materials sent to them, and by participating in Board and committee meetings. Our directors hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal, or if, for some other reason, they are unable to serve in their capacity as a director.

Our Board currently consists of five members: Ralph E. Faison, Brian K. Krolicki, Carleton M. Miller, Jude T. Panetta, and Susan G. Swenson (Chairperson). All of our directors will serve until our next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Director Independence

On February 10, 2025, we filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to voluntarily delist our common stock from The Nasdaq Capital Market of the New York Stock Market LLC (“Nasdaq”). Our common stock became quoted for trading with the OTCQB® Venture Market (the “OTCQB”) of OTC Markets Group Inc. (“OTC Markets”) on February 12, 2025. The decision to move common stock trading from Nasdaq to OTC Markets was made to reduce costs and improve operational efficiencies.

Our determination of independence of directors is made using the definition of  “independent director” contained in the rules of the OTCQB (“OTCQB Rules”). As of the date of this Amendment, our Board affirmatively determined that Susan G. Swenson, Jude T. Panetta, Ralph E. Faison, and Brian K. Krolicki are “independent directors” as defined in the OTCQB Rules.

Board Meetings and Attendance

During fiscal year 2024, the Board held 12 physical and telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and its committees on which such director served during the period the director was on the Board or committee. The Board also approved certain actions by unanimous written consent in lieu of a meeting as permitted by our corporate bylaws.

Annual Meeting Attendance

It is the Company’s policy to invite and encourage directors and director nominees to attend the Annual Meeting. The 2024 annual meeting of stockholders was attended by each of our directors.

Board Committees

Our Board has an Audit Committee, a Compensation Committee, and a Governance and Nominations Committee. Each committee has a written charter and has the composition and responsibilities described below.

Audit Committee	Compensation Committee	Governance and Nominations Committee
Susan G. Swenson*	Ralph E. Faison*	Jude T. Panetta*
Ralph E. Faison	Brian K. Krolicki	Ralph E. Faison
Brian K. Krolicki	Jude T. Panetta

* Denotes Chairperson of Committee.

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Susan G. Swenson, Ralph E. Faison, and Brian K. Krolicki. Each member of the Audit Committee is an “independent director” within the meaning of Rule 10A-3 under the Exchange Act and OTCQB Rules. Ms. Swenson serves as Chairperson of our Audit Committee. The Board has determined that each of Ms. Swenson, Mr. Faison, and Mr. Krolicki is an “audit committee financial expert” as defined under Item 5(a)(ii) and (iii) of Regulation S-K.

The Audit Committee oversees our accounting and financial reporting processes, the audit of our financial statements, and the effectiveness of our internal control over financial reporting. The specific functions of the Audit Committee include:

●	Selecting an independent registered public accounting firm and overseeing the engagement of such firm;

●	Approving the fees to be paid to the independent registered public accounting firm;

●	Reviewing the independence of our independent registered public accounting firm;

●	Overseeing the integrity of our financial statements;

●	Reviewing any significant changes to our accounting principles and practices;

●	Reviewing and approving all related party transactions; and

●	Overseeing our compliance with legal and regulatory requirements (including those related to data privacy and security, cybersecurity, and network security).

In 2024, the Audit Committee held five physical and telephonic meetings.

Compensation Committee

The members of our Compensation Committee are Ralph E. Faison, Brian K. Krolicki and Jude T. Panetta. Each member of the Compensation Committee is “independent” within the meaning of OTCQB Rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Mr.Faison serves as Chairperson of our Compensation Committee.

The Compensation Committee’s compensation-related responsibilities include:

●	Reviewing, approving, and recommending to our Board, on an annual basis, the compensation of our Chief Executive Officer, including relevant corporate goals and objectives;

●	Reviewing and approving on an annual basis the performance and compensation of our other executive officers;

●	Reviewing our incentive compensation and other stock-based plans, recommending to our Board any necessary changes, and administering such plans on behalf of the Board;

●	Reviewing, approving, and overseeing the policies and procedures in connection with any compensation clawback policy;

●	Reviewing and recommending to our Board the compensation of independent directors, including incentive and equity-based compensation; and

●	Selecting and retaining compensation consultants, outside counsel, and other advisors as it deems necessary or appropriate.

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

In 2024, the Compensation Committee held five physical and telephonic meetings.

Governance and Nominations Committee

The members of our Governance and Nominations Committee are Jude T. Panetta and Ralph E. Faison. Each member of the Governance and Nominations Committee is “independent” within the meaning of OTCQB Rules. The purpose of the Governance and Nominations Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles, and oversee the performance of the Board. Mr. Panetta serves as Chairperson of our Governance and Nominations Committee.

The Governance and Nominations Committee’s responsibilities include:

●	Recommending to the Board nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board;

●	Annually reviewing the director selection criteria contained in the Company’s Corporate Governance Guidelines and recommending any necessary changes to our Board;

●	Annually recommending to the Board the directors to be appointed to each committee of the Board; and

●	Overseeing the implementation of and monitoring compliance with the Company’s Corporate Governance Guidelines, and periodically reviewing and recommending any necessary or appropriate changes thereto.

The Governance and Nominations Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Governance and Nominations Committee is authorized to retain independent legal and other advisors and conduct or authorize investigations into any matter within the scope of its duties.

The Governance and Nominations Committee will consider candidates proposed by stockholders, apply the same criteria, and follow substantially the same process when considering such candidates as it does when considering other candidates. The Governance and Nominations Committee may adopt, at its discretion, separate procedures regarding director candidates proposed by our stockholders. Director recommendations by stockholders must be in writing, include a resume of the candidate’s business and personal background, include a signed consent that the candidate would be willing to be considered as a nominee to the Board and, if elected, would serve; and comply with the procedures set forth in our bylaws. Such recommendations must be sent to the Company’s Secretary at the Company’s executive offices. When it seeks nominees for directors, our Governance and Nominations Committee takes into account a variety of factors, including (a) ensuring that the Board, as a whole, is diverse and consists of individuals with varied and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including such expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC), and local or community ties, and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought, and an ability to work collegially. The Company is of the view that the continuing service of qualified incumbents generally promotes stability and continuity in the boardroom, contributing to the ability of the Board to work as a collective body while giving the Company the benefit of familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the Governance and Nominations Committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy its criteria for membership on the Board and who the committee believes continue to make important contributions to the Board and who consent to continue their service on the Board. The Board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes, and experiences, taken as a whole, will contribute to the high standards of Board service. The Governance and Nominations Committee may adopt and periodically review and revise, as it deems appropriate, procedures regarding director candidates proposed by stockholders.

In 2024, the Governance and Nominations Committee held five physical and telephonic meetings.

Family Relationships

There are no family relationships between any of the officers or directors of the Company.

Leadership Structure of the Board

The Board does not currently have a policy on whether the same person should serve as both the Chief Executive Officer and Chairperson of the Board or, if the roles are separate, whether the Chairperson of the Board should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time.

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

Code of Ethics

In 2024, the Board adopted a new Code of Ethics and Business Conduct (the “Code of Conduct”), which constitutes a “code of ethics” as defined by applicable SEC rules. We require all employees, directors, and officers, including our principal executive officer and principal financial officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer, and other finance department personnel with respect to accurate reporting. The Code of Conduct is available on our website at www.vislink.com. A copy of the Code of Conduct may be provided to any person without charge upon written request to: Vislink Technologies, Inc., Attn: Corporate Secretary, 350 Clark Dr., Suite 125, Mt. Olive, NJ 07828. Information contained on our website does not form part of this Amendment and is intended for informational purposes only. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC, on such website. Information contained on our website is not a part of and is not incorporated into this Amendment, and the inclusion of our website address in this Amendment is an inactive textual reference only.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the common stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors, and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Amendment any failure to file reports by such dates during fiscal year 2024. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2024, there was no failure to comply with Section 16(a) filing requirements applicable to its executive officers, directors or greater than ten percent (10%) stockholders.

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

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Carleton M. Miller	2024	372,923		148,600	-	-	-	-	18,045	(3)	539,568
Chief Executive Officer	2023	353,000		-	-	-	-	-	21,860	(2)	374,860
Michael C. Bond	2024	274,625	(4)	60,500	-	-	-	-	9,647	(5)	344,772
Chief Financial Officer	2023	334,375	(4)	66,875	18,000	-	-	-	16,927	(5)	351,302
Paul Norridge (7)	2024	89,589		100,000	-	-	-	-	868		190,457
Former Chief Financial Officer	2023	187,500		-	28,278	-	-	-	1,814	(8)	217,592

(1)	The amounts reported in the Stock Awards column reflect the aggregate grant date fair value of restricted stock units and performance share units granted in the respective fiscal year, calculated in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (Compensation - Stock Compensation). Pursuant to a separation agreement dated March 31, 2023, the vesting of 4,913 of Mr. Bond’s restricted stock units from an award dated February 16, 2022, was accelerated, representing 12 months of acceleration of vesting, and resulting in incremental fair value equal to the amount reflected in this column for 2023. Amounts in this column do not reflect the actual economic value that may be realized by the applicable NEO.
(2)	$19,781 of medical insurance premiums and $2,079 of other insurance premiums were paid by the Company during fiscal year 2023 for the benefit of Mr. Miller.
(3)	$15,418 of medical insurance premiums and $2,627 of other insurance premiums were paid by the Company during fiscal year 2024 for the benefit of Mr. Miller.
(4)	Michael Bond’s 2023 salary includes severance payments of $267,500 during 2023 pursuant to a separation agreement dated March 31, 2023. In 2024, Mr. Bond’s salary included $10,288 of severance payments.
(5)	$16,276 of medical insurance premiums and $651 of other insurance premiums were paid by the Company during fiscal year 2023 for the benefit of Mr. Bond.
(6)	$7,875 of medical insurance premiums and $1772 of other insurance premiums were paid by the Company during fiscal year 2024 for the benefit of Mr. Bond.
(7)	From March 31, 2023, until January 4, 2024, Paul Norridge served as the Chief Financial Officer of the Company.
(8)	$1,814 of other insurance premiums were paid by the Company during fiscal year 2023 for the benefit of Mr. Norridge.
(9)	$868 of other insurance premiums were paid by the Company during fiscal year 2024 for the benefit of Mr. Norridge.

Employment Agreements

Carleton M. Miller

On January 22, 2020, the Company entered into an employment agreement with Carleton M. Miller in connection with his appointment as Chief Executive Officer of the Company (the “Miller Employment Agreement”). Pursuant to the Miller Employment Agreement, Mr. Miller was entitled to receive an annual base salary of $330,000 per year, and an annual cash bonus in accordance with the terms of any annual cash bonus incentive plan maintained for the Company’s key executive officers. In February 2022, the Board approved a salary increase for Mr. Miller from $330,000 to $353,000. In June 2024, the Board approved a salary increase for Mr. Miller from $353,000 to $390,000. Pursuant to the Miller Employment Agreement, Mr. Miller received an inducement award of a time-based option to purchase 359,247 shares of common stock under Nasdaq Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (the “Miller Time-Based Option”), 25% of which vested on January 22, 2021, and the remaining 75% of which vest in substantially equal monthly installments over the 36-month period following such date, subject to Mr. Miller’s continued employment by the Company on the applicable vesting date. Pursuant to the Miller Employment Agreement, Mr. Miller also received an inducement award of a performance-based option to purchase 250,000 shares of common stock under Nasdaq Listing Rule 5653(c)(4) outside of the Company’s existing equity compensation plans (the “Miller Performance-Based Option”). The Miller Performance-Based Option will vest in three equal tranches of 83,333 shares upon the Company’s attainment, on or before January 22, 2025, of specified cumulative EBITDA performance conditions, subject in each case to Mr. Miller’s continued employment by the Company on the applicable vesting date. The Miller Time-Based Option and the Miller Performance-Based Option both have exercise prices of $1.71 per share.

Effective March 29, 2024, Mr. Miller’s standard target annual bonus opportunity for 2024 was equal to up to 100% of his annual base salary and up to 200% of his annual base salary for maximum performance subject to: (i) a maximum payout of 20% per quarter of the annual standard targeted bonus opportunity for Q1 and Q2 2024, respectively; (ii) a maximum payout of 30% per quarter of the annual standard targeted bonus opportunity for Q3 and Q4 2024 respectively; and (iii) the potential maximum performance bonus opportunities will be considered in connection with the review of our audited financial results for 2024 by our Board and our Audit Committee. The payment of the quarterly and year-end bonuses for 2024 was at the discretion of the Compensation Committee and the Board, taking into account the achievement of specific quarterly and annual financial performance measures and operational and strategic goals and objectives. All such bonuses are subject to our Clawback Policy.

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

Michael C. Bond

Prior Agreements with Michael C. Bond, Chief Financial Officer

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

On March 31, 2023, the Company entered into a separation agreement (the “Separation Agreement”) with Mr. Bond, terminating his employment as Chief Financial Officer as of March 31, 2023, and terminating the Bond Employment Agreement. The Separation Agreement provided for, among other things: (a) 12 months of continuing base salary payments to Mr. Bond for an aggregate amount of $267,500; (b) a lump sum payment to Mr. Bond in an amount equal to $66,875; (c) payment of 100% of Mr. Bond’s COBRA insurance premium payments for 12 months; (d) acceleration of vesting and prompt settlement into shares of common stock of the Company of 98,246 restricted common stock units held by Mr. Bond; and (e) a customary release of claims by Mr. Bond to the Company.

On January 19, 2024, pursuant to an offer letter (the “Bond Offer Letter”), Mr. Bond rejoined the Company to serve as Chief Financial Officer as of such date and will receive an annual base salary of $275,000 per year and, effective March 29, 2024, a discretionary bonus opportunity of up to 50% to 100% of annual base salary upon attainment of target and maximum performance measures and for 2024 was subject to: (i) a maximum payout of 20% per quarter of the annual standard targeted bonus opportunity for Q1 and Q2 2024, respectively; (ii) a maximum payout of 30% per quarter of the annual standard targeted bonus opportunity for Q3 and Q4 2024 respectively; and (iii) the potential maximum performance bonus opportunities will be considered in connection with the review of our audited financial results for 2024 by our Board and our Audit Committee. The payment of the quarterly and year-end bonuses for 2024 was at the discretion of the Compensation Committee and the Board, taking into account the achievement of specific quarterly and annual financial performance measures and operational and strategic goals and objectives. All such bonuses are subject to our Clawback Policy.

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

Current Arrangement with Michael C. Bond, Chief Financial Officer

On February 24, 2025, Mr. Bond entered into an Executive Employment Agreement (the “Bond Agreement”). Pursuant to the Bond Agreement, Mr. Bond will receive an annual base salary of $275,000 per year, and a discretionary bonus opportunity of up to 60% to 100% of the annual base salary upon attainment of target and maximum performance measures. All such bonuses are subject to the Company’s Clawback Policy. As Mr. Bond’s employment is on an “at-will” basis, the Company or Mr. Bond may terminate the employment relationship at any time, with or without Cause (as defined in the Bond Agreement). Upon Mr. Bond’s termination of employment for any reason, Mr. Bond will be entitled to receive: (i) a lump sum payment on the Date of Termination (as defined in the Bond Agreement) in an amount equal to the sum of Mr. Bond’s earned but unpaid base salary through his Date of Termination plus his accrued but unused vacation days at the rate of base salary in effect as of his Date of Termination; (ii) $52,884.62 representing 10 weeks of accrued and unpaid severance under Mr. Bond’s employment agreement dated as of February 27, 2020; and (iii) any other benefits or rights Mr. Bond has accrued or earned through his Date of Termination in accordance with the terms of the applicable fringe or employee benefit plans and programs of the Company. If Mr. Bond is terminated without Cause or Mr. Bond terminates the Bond Agreement for Good Reason (as defined in the Bond Agreement), Mr. Bond would also be entitled to receive: (i) Mr. Bond’s annual bonus (if any) earned for the year prior to the Date of Termination; (ii) Mr. Bond’s annual bonus (if any) for the year the Date of Termination occurs, on a pro-rated basis through the date thereof; (iii) 12 months of severance pay (subject to adjustment in the case of a Change in Control, as defined in the Bond Agreement); and (iv) customary COBRA healthcare reimbursement for a period of 12 months.

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

Outstanding Equity Awards as of December 31, 2024

The following table presents information regarding the outstanding options and awards held by our Named Executive Officers as of December 31, 2024:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Carleton M. Miller(1)	-	-	-	-	66,721	255,541
Michael C. Bond(2)	-	-	-	-	29,055	111,281
Paul Norridge	-	-	-	-	0	0

(1)	25% of Mr. Miller’s inducement award of options vested on January 22, 2021, and the remaining 75% vests in substantially equal monthly installments over the 36-month period following such date, subject to Mr. Miller’s continued employment by the Company on each applicable vesting date. On December 21, 2023, Mr. Miller relinquished his 30,461 time-based and performance-based options.
(2)	On January 19, 2024, Mr. Bond received an inducement award of 19,649 performance-based RSUs and 9,406 time-based RSUs, of which 4,703 vested on January 19, 2025, and of which 4,703 will vest on January 19, 2026, subject to Mr. Bond’s continued employment by the Company on each applicable vesting date.

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

With respect to the restricted stock unit awards for our named executive officers, 50% of the awards vest on the basis of time, and the other 50% on the basis of Company revenue or specified cumulative EBITDA performance. The time-based awards vest 25% on the anniversary of the grants and the remainder in equal monthly installments over the 36-month period after the one-year anniversary of the grant date, subject to the officer’s continued employment by the Company on the applicable vesting date. The performance awards vest in three equal tranches upon achievement of designated target revenue numbers or specified cumulative EBITDA of the Company in any trailing four-quarter fiscal period. If the Company does not achieve these revenue targets, the performance-based shares do not vest. Notwithstanding the foregoing, all such time and performance awards become fully vested if, during the 13-month period commencing on a Change in Control of the Company, the Company terminates the officer’s employment without Cause or he terminates his employment for Good Reason (as such terms are defined in the officer’s employment agreement).

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of certain equity awards in relation to the disclosure of material nonpublic information, our Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about the Company that has not been publicly disclosed. It has been our practice generally to grant initial equity awards to our officers and non-employee directors in connection with their hiring or appointment to the Board, as applicable.

For information regarding compensation of our non-employee directors, see the section entitled “Compensation of Directors” herein.

During the fiscal year ended December 31, 2024, we did not award any equity awards to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

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

Michael C. Bond

Upon Mr. Bond’s termination of employment for any reason, Mr. Bond will be entitled to receive: (i) a lump sum payment on the Date of Termination (as defined in the Bond Agreement) in an amount equal to the sum of Mr. Bond’s earned but unpaid base salary through his Date of Termination plus his accrued but unused vacation days at the rate of base salary in effect as of his Date of Termination; (ii) $52,884.62 representing 10 weeks of accrued and unpaid severance under Mr. Bond’s employment agreement dated as of February 27, 2020; and (iii) any other benefits or rights Mr. Bond has accrued or earned through his Date of Termination in accordance with the terms of the applicable fringe or employee benefit plans and programs of the Company. If Mr. Bond is terminated without Cause or Mr. Bond terminates the Bond Agreement for Good Reason (as defined in the Bond Agreement), Mr. Bond would also be entitled to receive: (i) Mr. Bond’s annual bonus (if any) earned for the year prior to the Date of Termination; (ii) Mr. Bond’s annual bonus (if any) for the year the Date of Termination occurs, on a pro-rated basis through the date thereof; (iii) 12 months of severance pay (subject to adjustment in the case of a Change in Control, as defined in the Bond Agreement); and (iv) customary COBRA healthcare reimbursement for a period of 12 months.

COMPENSATION OF DIRECTORS

Director Compensation Table

The following table sets forth the compensation received by each of the Company’s non-employee directors for the year ended December 31, 2024.

Name	Fees earned or paid in cash ($)		Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Jude T. Panetta	65,553	(1)	-	-	-	-	-	65,553
Susan G. Swenson	93,553	(1)	-	-	-	-	-	93,553
Ralph E. Faison	76,470	(1)	-	-	-	-	-	76,470
Brian K. Krolicki	67,970	(1)	-	-	-	-	-	67,970

(1)	Includes $28,552.67 of cash compensation paid to the directors in lieu of annual equity awards.

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

Annual Equity Compensation

Historically, continuing non-employee directors received annual equity awards of restricted stock. All annual awards vest in a single installment on the next annual meeting of stockholders, subject to earlier vesting in the case of a change of control. During the year ended December 31, 2024, in lieu of an annual equity award, each of the Company’s non-employee directors received $28,555.67, representing the difference between (i) $40,000 and (ii) the value of 2,000 shares of restricted stock granted to such director on February 16, 2022, that vested on February 16, 2024, based on the average closing price of the Company’s common stock on The Nasdaq Capital Market for the 30 trading days immediately preceding the 2024 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2024.

	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2023 Omnibus Equity Incentive Plan(1)	0	$0	166,415
2013 Long-Term Stock Incentive Plan; 2015 Incentive Compensation Plan; 2016 Incentive Compensation Plan; 2017 Incentive Compensation Plan	2,102	$1,776.03	0
	2,102	$1,776.03	166,415

(1)	The maximum aggregate number of shares of common stock that may be issued under the 2023 Omnibus Equity Incentive Plan, including stock options, stock awards, and stock appreciation rights, is 166,415 shares of common stock for fiscal year 2024. The 2023 Omnibus Equity Incentive Plan expires in August 2033, after which no further awards will be made under such Plan.

From time to time, the Company may grant an award to an employee or officer outside of the Company’s existing equity compensation plans. For more information regarding inducement awards to our executive officers, see “Employment Agreements” above.

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

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF VISLINK TECHNOLOGIES, INC.

The following table sets forth, as of May 1, 2025, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the U.S. Securities and Exchange Commission (the “SEC’) and generally means that a person has beneficial ownership of a security if they possess sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of May 1, 2025. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Common stock subject to stock options currently exercisable or exercisable within 60 days of April 1, 2025, are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Vislink Technologies, Inc., 350 Clark Drive, Suite 125, Mt. Olive, NJ 07828.

Name and Address of Beneficial Owner:	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Directors and Executive Officers		*
Jude T. Panetta(2)	7,485	*
Ralph E. Faison(3)	7,423	*
Susan G. Swenson(4)	7,544	*
Carleton M. Miller(5)	147,667	5.98%
Brian K. Krolicki (6)	7,423	*
Michael C. Bond(7)	28,313	1.15%
All Executive Officers and Directors as a Group (6) Persons):	205,855	8.34%

5% and Greater Stockholders
Hale Capital Partners, LP(8)	377,594	15.3%

* Less than 1%.

(1)	Based on 2,467,618 shares of common stock issued and outstanding as of May 1, 2025. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of May 1, 2025, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Consists of 7,423 shares of common stock and 62 options to purchase common stock.

(3)	Consists of 7,423 shares of common stock.

(4)	Consists of 7,482 shares of common stock and 62 options to purchase common stock.

(5)	Consists of 127,955 shares of common stock and 19,712 restricted stock units.

(6)	Consists of 7,423 shares of common stock.

(7)	Consists of 23,610 shares of common stock and 4,703 restricted stock units.

(8)	Based on a Schedule 13D filed with the SEC on February 12, 2025, and subsequent reports on Form 4 filed with the SEC through May 1, 2025. The address of Hale Capital Partners, LP is 17 State Street, Suite 4000, New York, NY 10004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our directors and executive officers, we engaged in no reportable transactions with related persons since the years ended December 31, 2024, and 2023 that involved an amount that exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, other than below. See also “Executive Compensation” for additional information regarding the compensation of related parties.

Our Audit Committee considers and approves or disapproves of any proposed related person transaction.

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

Under the policy, related party transactions within its scope must be reviewed and approved by our Audit Committee.

In considering related party transactions, our Audit Committee will take into account the relevant available facts and circumstances, including, but not limited to:

●	the related party’s interest in the related-party transaction;

●	the approximate dollar value of the amount involved in the related party transaction;

●	the approximate dollar value of the amount of the related party’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction was undertaken in the ordinary course of business;

●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to us of, the transaction; and

●	any other information regarding the related party transaction or the related party in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Related Party Transaction Policy requires that, in determining whether to approve, ratify or reject a related party transaction, the Audit Committee must review all relevant information available to it about such transaction, and that it may approve or ratify the related party transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the Company’s best interests. The review, approval, or ratification of a transaction, arrangement, or relationship pursuant to the Related Party Transaction Policy does not necessarily imply that such transaction, arrangement, or relationship is required to be disclosed under Item 404(a) of Regulation S-K promulgated by the SEC.

Employee, Officer, and Director Hedging

We adopted a written formal Insider Trading Policy (the “Trading Policy”), which became effective August 8, 2023. The Trading Policy applies to our directors, officers, employees, and consultants of the Company and its subsidiaries (collectively, the “Insiders”). The purpose of the Trading Policy is to communicate to the Insiders the restrictions and reporting responsibilities for transactions involving our common stock. The Trading Policy has been reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to the Company. We do not currently have a written policy in place governing transactions involving our common stock that may be effected by the Company itself.

The Trading Policy is administered by our compliance officer as set forth in the Trading Policy (the “Compliance Officer”), and the Compliance Officer is authorized to interpret, construe, and/or make all determinations necessary, appropriate, or advisable for the administration of the Trading Policy. The Board may amend or terminate the Trading Policy from time to time in its discretion to the extent permitted under any rules or standards adopted by the SEC. A copy of the Trading Policy is included as an Exhibit to the Company’s Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents aggregate fees for professional services rendered by Marcum for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2024, and 2023.

	For the Year Ended December 31,
	2024	2023
Audit fees(1)	$400,828	$356,690
Audit-related fees	-	-
Tax fees(2)	-	-
All other fees	$-	$-
Total fees	$400,828	$356,690

(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Marcum for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, or services that are normally provided by Marcum in connection with the Company’s statutory and regulatory filings or engagements for those fiscal years.

(2)	Tax fees include U.S. federal, state, and local tax support, and review and preparation of U.S. tax returns.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(b)	Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

VISLINK TECHNOLOGIES, INC.

Date: May 9, 2025	By:	/s/ Carleton M. Miller
Carleton M. Miller
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Michael C. Bond
Michael C. Bond
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carleton M. Miller	Chief Executive Officer	May 9, 2025
Carleton M. Miller	(Principal Executive Officer)

/s/ Michael C. Bond	Chief Financial Officer	May 9, 2025
Michael C. Bond	(Principal Financial and Accounting Officer)

/s/ Susan G. Swenson	Chairperson of the Board of Directors	May 9, 2025
Susan G. Swenson

/s/ Jude T. Panetta	Director	May 9, 2025
Jude T. Panetta

/s/ Ralph E. Faison	Director	May 9, 2025
Ralph E. Faison

/s/ Brian K. Krolicki	Director	May 9, 2025
Brian K. Krolicki

